Form 10QSB
period 1997-03-31
PEOPLES SIDNEY FINANCIAL CORP
filed 1997-05-14
CIK 1031340

                                  FORM 10-QSB

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

 (Mark One)

    [ X ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period ended March 31, 1997

    [   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________.

Commission File Number 0-22223
                       -------

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                      ------------------------------------
       (Exact name of small business issuer as specified in its charter)

Delaware                                                      31-1499862
--------                                                      ----------
(State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                            Identification No.)


                    101 E. Court Street, Sidney, Ohio 45365
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (937) 492-6129
                                 --------------
                          (Issuer's telephone number)

Check whether the small business issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the small business issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [   ]         No [ X ]*

As of April 30, 1997, the latest practicable date, 1,785,375 shares of the small business issuer's common shares, no par value, were issued and outstanding.

* The small business issuer's Registration Statement on Form S-1 was declared effective on March 14, 1997. The small business issuer has conducted no business except the offering of its shares and preparation to acquire Peoples Federal Savings and Loan Association. The financial information contained in this Form 10-QSB is, therefore, provided for Peoples Federal Savings and Loan Association.

                  PEOPLES FEDERAL SAVINGS AND LOAN ASSOCIATION

                                     INDEX

                                                                     Page
                                                                     ----

PART I - FINANCIAL INFORMATION (UNAUDITED)

      Balance Sheets .............................................      3

      Statements of Income .......................................      4

      Statements of Changes in Retained Earnings..................      5

      Statements of Cash Flows ...................................      6

      Notes to Financial Statements ..............................      7


      Management's Discussion and Analysis of
        Financial Condition and Results of Operations.............     13



PART II - OTHER INFORMATION.......................................     20

SIGNATURES .......................................................     21

--------------------------------------------------------------------------------
                  PEOPLES FEDERAL SAVINGS AND LOAN ASSOCIATION
                                 BALANCE SHEETS
                                  (Unaudited)
--------------------------------------------------------------------------------

                                                                                   March 31,            June 30,
                                                                                     1997                 1996
                                                                                ---------------    ----------------
ASSETS
Cash and amounts due from depository
  institutions                                                                  $       462,531    $        365,614
Interest-bearing deposits in other banks                                              2,554,538           1,355,195
Overnight deposits                                                                                        1,000,000
                                                                                ---------------    ----------------
     Total cash and cash equivalents                                                  3,017,069           2,720,809

Time deposits with other financial institutions                                                           1,100,000
Securities held to maturity (Estimated fair value of
  $1,986,250 and $2,575,990 at March 31, 1997
  and June 30, 1996)                                                                  1,999,141           2,598,404
Loans receivable, net                                                                86,219,384          78,232,660
Accrued interest receivable                                                             649,024             622,962
Premises and equipment, net                                                             766,593             797,671
Federal Home Loan Bank stock available for sale                                         702,500             667,000
Other assets                                                                            379,974             142,469
                                                                                ---------------    ----------------

     Total assets                                                               $    93,733,685    $     86,881,975
                                                                                ===============    ================

LIABILITIES
Deposits                                                                        $    81,382,871    $     77,317,506
Other borrowings                                                                      2,500,000
Accrued expense and other liabilities                                                   334,774             351,932
                                                                                ---------------    ----------------
     Total liabilities                                                               84,217,645          77,669,438

Commitments and contingencies

MEMBERS' EQUITY

Retained earnings - substantially restricted                                          9,516,040           9,212,537
                                                                                ---------------    ----------------

     Total liabilities and members' equity                                      $    93,733,685    $     86,881,975
                                                                                ===============    ================







--------------------------------------------------------------------------------
                See accompanying notes to financial statements.

--------------------------------------------------------------------------------
                  PEOPLES FEDERAL SAVINGS AND LOAN ASSOCIATION
                              STATEMENTS OF INCOME
                                  (Unaudited)
--------------------------------------------------------------------------------

                                                          Three Months Ended               Nine Months Ended
                                                               March 31,                       March 31,
                                                               --------                        ---------
                                                         1997            1996           1997              1996
                                                         ----            ----           ----              ----
INTEREST INCOME
    Loans, including fees                           $   1,722,638    $   1,518,229   $   5,031,133   $    4,508,841
    Securities                                             28,828           37,241          92,000          113,291
    Interest-bearing deposits and
      overnight deposits                                   25,199           79,974          71,557          205,539
    Dividends on Federal Home

      Loan Bank stock                                      11,920           11,216          35,598           33,371
                                                    -------------    -------------   -------------   --------------
       Total interest income                            1,788,585        1,646,660       5,230,288        4,861,042

INTEREST EXPENSE
    Deposits                                            1,017,264          949,347       2,981,100        2,762,304
    Other borrowings                                       26,446                           60,665
                                                    -------------    -------------   -------------   --------------
       Total interest expense                           1,043,710          949,347       3,041,765        2,762,304
                                                    -------------    -------------   -------------   --------------

NET INTEREST INCOME                                       744,875          697,313       2,188,523        2,098,738
Provision for loan losses                                  55,621           36,402          97,397           72,066
                                                    -------------    -------------   -------------   --------------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                               689,254          660,911       2,091,126        2,026,672
                                                    -------------    -------------   -------------   --------------

Noninterest income
    Service fees and other charges                         16,544           24,722          46,963           51,242
                                                    -------------    -------------   -------------   --------------

Noninterest expense
    Compensation and benefits                             186,058          167,857         553,045          515,181
    Occupancy and equipment                                33,986           36,128         101,649           97,970
    Computer processing expense                            41,475           40,118         113,088          102,214
    FDIC deposit insurance premiums                         2,449           42,306         546,540          122,326
    State franchise taxes                                  35,100           31,726          98,552           88,495
    Other                                                  88,878           71,942         265,362          212,841
                                                    -------------    -------------   -------------   --------------
       Total noninterest expense                          387,946          390,077       1,678,236        1,139,027
                                                    -------------    -------------   -------------   --------------

INCOME BEFORE INCOME TAXES                                317,852          295,556         459,853          938,887

Provision for income taxes                                108,070          100,489         156,350          319,222
                                                    -------------    -------------   -------------   --------------

NET INCOME                                          $     209,782    $     195,067   $     303,503   $      619,665
                                                    =============    =============   =============   ==============


--------------------------------------------------------------------------------
                See accompanying notes to financial statements.

--------------------------------------------------------------------------------
                  PEOPLES FEDERAL SAVINGS AND LOAN ASSOCIATION
                   STATEMENTS OF CHANGES IN RETAINED EARNINGS
                                  (Unaudited)
--------------------------------------------------------------------------------

                                                        Three Months                          Nine Months
                                                       Ended March 31,                      Ended March 31,
                                             --------------------------------     ---------------------------------
                                                   1997             1996                1997             1996
                                                   ----             ----                ----             ----
BALANCE, BEGINNING OF PERIOD                 $     9,306,258   $    8,785,409      $    9,212,537   $     8,360,811

Net income                                           209,782          195,067             303,503           619,665
                                             ---------------   --------------      --------------   ---------------

BALANCE, END OF PERIOD                       $     9,516,040   $    8,980,476      $    9,516,040   $     8,980,476
                                             ===============   ==============      ==============   ===============








--------------------------------------------------------------------------------
                See accompanying notes to financial statements.

--------------------------------------------------------------------------------
                    PEOPLES FEDERAL SAVINGS LOAN ASSOCIATION
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
--------------------------------------------------------------------------------

                                                                                            Nine Months Ended
                                                                                                March 31,
                                                                                                ---------
                                                                                           1997           1996
                                                                                           ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                       $     303,503   $      619,665
    Adjustments to reconcile net income
      to net cash from operating activities
       Depreciation                                                                         40,004           41,725
       Provision for loan losses                                                            97,397           72,066
       FHLB stock dividends                                                                (35,500)         (33,200)
       Gain on sale of premises and equipment                                                                (8,890)
       Change in
          Accrued interest receivable and
            other assets                                                                  (264,304)         (89,665)
          Accrued expense and other liabilities                                            (17,158)         (25,150)
          Deferred loan fees                                                                (6,441)         (25,047)
                                                                                     -------------   --------------
              Net cash from operating activities                                           117,501          551,504

CASH FLOWS FROM INVESTING ACTIVITIES
    Securities held to maturity
       Purchases                                                                                         (2,498,047)
       Maturities                                                                          600,000        2,500,000
    Proceeds from maturities of time deposits
      in other financial institutions                                                    1,100,000
    Purchase of time deposits in other financial
      institutions                                                                                       (1,000,000)
    Net increase in loans                                                               (8,120,332)      (2,946,208)
    Premises and equipment expenditures                                                     (8,926)         (37,920)
    Proceeds from sale of premises and equipment                                                             10,000
    Proceeds from sale of real estate owned                                                 42,652           11,938
                                                                                     -------------   --------------
       Net cash from investing activities                                               (6,386,606)      (3,960,237)

CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase in deposits                                                             4,065,365        6,934,326
    Net change in Federal Home Loan Bank advances                                        2,500,000
                                                                                      ------------   --------------
       Net cash from financing activities                                                6,565,365        6,934,326
                                                                                     -------------   --------------

Net change in cash and cash equivalents                                                    296,260        3,525,593

Cash and cash equivalents at beginning of period                                         2,720,809        1,840,168
                                                                                     -------------   --------------

Cash and cash equivalents at end of period                                           $   3,017,069   $    5,365,761
                                                                                     =============   ==============
Supplemental disclosures of
  cash flow information
    Cash paid during the year for
       Interest                                                                      $   3,085,140   $    2,787,507
       Income taxes                                                                        100,000          296,000

    Noncash transactions
       Transfer from loans to real estate owned                                             42,652           11,938








--------------------------------------------------------------------------------
                                  (Continued)

--------------------------------------------------------------------------------
                  PEOPLES FEDERAL SAVINGS AND LOAN ASSOCIATION
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)
--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of Peoples Federal Savings and Loan Association ("Association") at March 31, 1997, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying financial statements have been prepared in accordance with the instructions of Form 10-QSB and therefore do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read in conjunction with the financial statements and notes thereto of the Association for the fiscal year ended June 30, 1996. Reference is made to the accounting policies of the Association described in the notes to financial statements contained in the Association's 1996 financial statements. The Association has consistently followed these policies in preparing this Form 10-QSB.

The Association is engaged primarily in the business of making residential real estate loans and accepting deposits. Its operations are conducted solely through its main office located in Sidney, Ohio. The Association's market area consists of Shelby and surrounding counties.

To prepare financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The collectibility of loans, fair values of financial instruments, and status of contingencies are particularly subject to change.

The provision for income taxes is based upon the effective tax rate expected to be applicable for the entire year. The Association follows the liability method of accounting for income taxes. The liability method provides that deferred tax assets and liabilities are recorded based on the difference between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes, using enacted tax rates.

The Association classifies securities into held-to-maturity and available-for-sale categories. Held-to-maturity securities are those which the Association has the positive intent to hold to maturity, and are reported at amortized cost. Available-for-sale securities are those which the Association may sell, if needed, for liquidity, asset-liability management, or other reasons even if the Association does not presently intend such sale. Available-for-sale securities are reported at fair value, with unrealized gains or losses included as a separate component of equity, net of tax.

Realized gains and losses on securities are determined on the specific security sold. Interest and dividend income, adjusted by amortization of purchase premium or discount, is included in earnings.








--------------------------------------------------------------------------------
                                  (Continued)

--------------------------------------------------------------------------------
                  PEOPLES FEDERAL SAVINGS AND LOAN ASSOCIATION
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)
--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The allowance for loan losses is a valuation allowance, increased by the provision for loan losses and decreased by charge-offs, net of recoveries. Management estimates the allowance balance required based on past loan loss experience, known and inherent risks in the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged-off.

Statement of Financial Accounting Standards (SFAS) No. 114, as amended by SFAS No. 118, was adopted at July 1, 1995. These statements require recognition and measurement of impaired loans. Loans are considered to be impaired if full principal and interest payments are not anticipated. Impaired loans are reduced to the present value of expected future cash flows or to the fair value of collateral, by allocating a portion of the allowance for loan losses to such loans. If these allocations cause the allowance for loan losses to require an increase, such increase is reported as bad debt expense. The effect of adopting these standards did not materially affect the allowance for loan losses as of or for any of the periods presented.

Smaller-balance homogenous loans are evaluated for impairment in total. Such loans include residential first mortgage loans secured by one- to four-family residences, residential construction loans, credit card, automobile, home equity and second mortgage loans. Commercial loans and mortgage loans secured by other properties are evaluated individually for impairment. When analysis of borrower operating results and financial condition indicate that underlying cash flows of the borrower's business are not adequate to meet its debt service requirements, the loan is evaluated for impairment. Often this is associated with a delay or shortfall of payments of 30 days or more. The accrual of interest is discontinued on a loan-by-loan basis, depending on the severity of delinquencies and management's estimates of the collateral value. These loans are often considered impaired. Impaired loans, or portions thereof, are charged off when deemed uncollectible. The nature of disclosures for impaired loans generally is considered comparable to prior nonaccrual loan disclosures.

Interest on loans is accrued over the term of the loans based upon the principal outstanding. Under SFAS No. 114, as amended by SFAS No. 118, the carrying value of impaired loans is periodically adjusted to reflect cash payments, revised estimates of future cash flows and increases in the present value of expected cash flows due to the passage of time. Cash payments representing interest income are reported as such and other cash payments are reported as reductions in carrying value. Increases or decreases in carrying value due to changes in estimates of future payments or the passage of time are reported as reductions or increases in bad debt expense.

Loan fees collected and certain direct costs associated with originating and acquiring loans are deferred over the contractual life of the related loans, as an adjustment of the yield.









--------------------------------------------------------------------------------
                                  (Continued)

--------------------------------------------------------------------------------
                  PEOPLES FEDERAL SAVINGS AND LOAN ASSOCIATION
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)
--------------------------------------------------------------------------------

NOTE 2 - ADOPTION OF PLAN OF CONVERSION

On November 8, 1996, the Board of Directors of the Association, unanimously adopted a Plan of Conversion to convert from a federally chartered mutual savings and loan association to a federally chartered stock savings and loan association with the concurrent formation of a holding company. The conversion was consummated on April 25, 1997 by amending the Association's charter and the sale of the Holding Company's common stock in an amount equal to the market value of the Association after giving effect to the conversion. Common shares of the Holding Company were offered in accordance with the plan of conversion. A total of 1,785,375 common shares of the Holding Company were sold at $10.00 per share and net proceeds from the sale were $17,217,944 after deducting the costs of conversion.

The Holding Company retained 50% of the net proceeds from the sale of common shares. The remainder of the net proceeds were invested in the capital stock issued by the Association to the Holding Company as a result of the conversion.

At the time of conversion, the Association established a liquidation account in an amount equal to its regulatory capital as of the latest practicable date prior to the conversion at which such regulatory capital can be determined. The liquidation account will be maintained for the benefit of eligible depositors who continue to maintain their accounts at the Association after the conversion. The liquidation account will be reduced annually to the extent that eligible depositors have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder's interest in the liquidation account. In the event of a complete liquidation, each eligible depositor will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held. The Association may not pay dividends that would reduce stockholders' equity below the required liquidation account balance.

Under Office of Thrift Supervision (OTS) regulations, limitations have been imposed on all "capital distributions" by savings institutions, including cash dividends. The regulation establishes a three-tiered system of restrictions, with the greatest flexibility afforded to thrifts which are both well-capitalized and given favorable qualitative examination ratings by the OTS.










--------------------------------------------------------------------------------
                                  (Continued)

--------------------------------------------------------------------------------
                  PEOPLES FEDERAL SAVINGS AND LOAN ASSOCIATION
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)
--------------------------------------------------------------------------------

NOTE 3 - SECURITIES

The amortized cost and estimated fair values of securities are summarized as follows:

                                                                             March 31, 1997
                                                    ---------------------------------------------------------------
                                                                         Gross          Gross           Estimated
                                                        Amortized     Unrealized     Unrealized           Fair
                                                          Cost           Gains         Losses             Value
                                                          ----           -----         ------             -----
U.S. Government agencies                            $    1,999,141     $   -         $    12,891    $     1,986,250
                                                    ==============     ==========    ===========    ===============


                                                                              June 30, 1996
                                                    ---------------------------------------------------------------
                                                                         Gross          Gross           Estimated
                                                        Amortized     Unrealized     Unrealized           Fair
                                                          Cost           Gains         Losses             Value
                                                          ----           -----         ------             -----
U.S. Government agencies                            $    2,598,404     $      600    $    23,014    $     2,575,990
                                                    ==============     ==========    ===========    ===============

The amortized cost and estimated fair values of securities, by contractual maturity, are as follows at March 31, 1997:

                                                                                             Estimated
                                                                          Amortized            Fair
                                                                            Cost               Value
                                                                            ----               -----
           Due in one year or less                                     $      999,141    $       992,575
           Due after one year through five years                            1,000,000            993,675
                                                                       --------------    ---------------

                                                                       $    1,999,141    $     1,986,250
                                                                       ==============    ===============

Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

No securities were sold during the three- and nine-month periods ended March 31, 1997 and 1996.










--------------------------------------------------------------------------------
                                  (Continued)

--------------------------------------------------------------------------------
                  PEOPLES FEDERAL SAVINGS AND LOAN ASSOCIATION
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)
--------------------------------------------------------------------------------

NOTE 4 - LOANS RECEIVABLE

Loans receivable are summarized as follows:

                                                                            March 31,         June 30,
                                                                              1997              1996
                                                                              ----              ----
           Mortgage loans:
                1-4 family residential                                  $    73,188,234   $     65,448,109
                Multi-family residential                                        225,201            485,379
                Commercial real estate                                        5,951,026          5,301,864
                Real estate construction                                      5,361,464          7,090,779
                Land                                                          2,384,326          1,342,146
                                                                        ---------------    ---------------
                    Total mortgage loans                                     87,110,251         79,668,277
           Consumer and other loans                                           2,447,010          2,549,131
                                                                        ---------------   ----------------
                    Total loans receivable                                   89,557,261         82,217,408
           Less:
                Allowance for loan losses                                      (393,570)          (307,308)
                Loans in process                                             (2,781,158)        (3,507,850)
                Deferred loan fees                                             (163,149)          (169,590)
                                                                        ---------------   ----------------

                                                                        $    86,219,384   $     78,232,660
                                                                        ===============   ================

Activity in the allowance for loan losses is summarized as follows:

                                                        Three Months                   Nine Months
                                                       Ended March 31,               Ended March 31,
                                                ---------------------------   ----------------------------
                                                   1997             1996           1997          1996
                                                   ----             ----           ----          ----
        Balance at beginning
          of period                             $    340,475   $    278,857   $    307,308    $    250,880
        Provision for losses                          55,621         36,402         97,397          72,066
        Charge-offs                                   (3,229)                      (15,160)         (9,372)
        Recoveries                                       703            132          4,025           1,817
                                                ------------   ------------   ------------    ------------

        Balance at end
          of period                             $    393,570   $    315,391   $    393,570    $    315,391
                                                ============   ============   ============    ============

As of and for the three and nine months ended March 31, 1997 and 1996, no loans were considered impaired within the scope of SFAS No. 114.


--------------------------------------------------------------------------------
                                  (Continued)

--------------------------------------------------------------------------------
                  PEOPLES FEDERAL SAVINGS AND LOAN ASSOCIATION
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)
--------------------------------------------------------------------------------

NOTE 5 - OTHER BORROWINGS

At March 31, 1997, the Association had a cash management line of credit enabling it to borrow up to $5,000,000 with the Federal Home Loan Bank (FHLB) of Cincinnati. The line of credit must be renewed on an annual basis. Borrowings outstanding on this line of credit totaled $2,500,000 at March 31, 1997. All borrowings were at 5.95%. There were no borrowings outstanding at June 30, 1996. Additionally, as a member of the Federal Home Loan Bank system, the Association has the ability to obtain up to approximately $14,000,000 of advances from the FHLB. The Association had no borrowings as a result of this membership at March 31, 1997 or June 30, 1996. Advances under the borrowing agreements are collateralized by a blanket pledge of the Association's residential mortgage loan portfolio and Federal Home Loan Bank stock.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

The Association is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to make loans. The Association's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to make loans is represented by the contractual amount of those instruments. The Association follows the same credit policy to make such commitments as is followed for those loans recorded in the financial statements.

As of March 31, 1997 and June 30, 1996 the Association had commitments to make fixed rate commercial and residential real estate mortgage loans at current market rates approximating $918,000 and $581,000, respectively, and variable rate commercial and residential real estate mortgage loans at current market rates approximating $242,000 and $1,708,000, respectively. Loan commitments are generally for 30 days. The interest rates on fixed rate commitments ranged from 8.00% to 8.50% at March 31, 1997 and 7.25% to 8.50% at June 30, 1996. The
interest rates on variable rate commitments ranged from 7.50% to 8.00% at March 31, 1997 and 7.00% to 8.75% at June 30, 1996.

The Association also had unused lines of credit approximating $572,000 and $614,000 at March 31, 1997, and June 30, 1996.

Since commitments to make loans and lines of credit may expire without being used, the amounts do not necessarily represent future cash commitments. Collateral obtained upon exercise of the commitment is determined using management's credit evaluation of the borrower, and generally consists of residential or commercial real estate.












--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                  PEOPLES FEDERAL SAVINGS AND LOAN ASSOCIATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

INTRODUCTION

In the following pages, management presents an analysis of the financial condition of Peoples Federal Savings and Loan Association as of March 31, 1997 compared to June 30, 1996, and results of operations for the three and nine months ended March 31, 1997 compared with the same periods in 1996. This discussion is designed to provide a more comprehensive review of the operating results and financial position than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the interim financial statements and related footnotes included herein.

In addition to the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Economic circumstances, the Association's operations and the Association's actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein but also include changes in the economy and interest rates in the nation and the Association's general market area.

FINANCIAL CONDITION

Total assets at March 31, 1997 were $93.7 million compared to $86.9 million at June 30, 1996, an increase of $6.8 million, or 7.8%. The increase in total assets was primarily due to increases in loans receivable of $8.0 million, partially offset by decreases in securities of $599,000 and time deposits with other financial institutions of $1.1 million. The increase in loans receivable was largely in 1-4 family residential real estate loans, increasing $7.7 million, and land loans, increasing $1.0 million, offset by a $1.0 million decrease in real estate construction loans net of loans in process. These increases are reflective of a strong local economy coupled with attractive loan rates and products compared to the local competition and the conversion of construction loans to permanent financing of 1-4 family residences upon completion of construction. The decrease in securities and time deposits with other financial institutions was the result of the redirection of funds provided from the maturities of time deposits and securities and other available funds to provide for loan growth.

The Association's consumer loan portfolio remained relatively unchanged between June 30, 1996 and March 31, 1997. Consumer loans are a small portion of the entire loan portfolio and represented 2.7% and 3.1% of gross loans at March 31, 1997 and June 30, 1996, respectively.

Total deposits increased $4.1 million from $77.3 million at June 30, 1996 to $81.4 million at March 31, 1997. The Association experienced little change in savings accounts, negotiable order of withdrawal ("NOW") accounts, money market accounts and noninterest-bearing demand deposit accounts. The bulk of the growth was in certificates of deposit with an increase of $3.8 million. The growth in certificates was the result of several special promotions conducted by the Association. The portfolio as a percent of total deposits increased slightly from 69.5% at June 30, 1996 to 70.7% at March 31, 1997. Almost all certificates of deposit held






--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                  PEOPLES FEDERAL SAVINGS AND LOAN ASSOCIATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

by the Association mature in less than five years with the majority maturing in the next two years.

As a secondary source of liquidity, the Association maintains a $5 million cash management arrangement with the Federal Home Loan Bank of Cincinnati, under which it held advances of $2.5 million at March 31, 1997. There were no advances outstanding at June 30, 1996. Due to continued loan demand, the Association utilized these funds to originate mortgage loans as well as provide for short-term liquidity needs. The advances are variable rate and can be prepaid at any time without a penalty. Additional advances may be obtained from the Federal Home Loan Bank to fund future loan growth and liquidity as needed.

RESULTS OF OPERATIONS

The operating results of the Association are affected by the general economic conditions, the monetary and fiscal policies of federal agencies and the regulatory policies of agencies that regulate financial institutions. The Association's cost of funds is influenced by interest rates on competing investments and general market rates of interest. Lending activities are influenced by the demand for real estate loans and other types of loans, which in turn is affected by the interest rates at which such loans are made, general economic conditions and the availability of funds for lending activities.

The Association's net income primarily depends upon its net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and securities, and interest expense incurred on interest-bearing liabilities, such as deposits and other borrowings. The level of net interest income is dependent upon the interest rate environment and the volume and composition of interest-earning assets and interest-bearing liabilities. Net income is also affected by provisions for loan losses, service charges, gains on the sale of assets and other income, noninterest expense and income taxes.

The Association earned net income of $210,000 and $304,000 for the three and nine months ended March 31, 1997, compared to net income of $195,000 and $620,000 for the three and nine months ended March 31, 1996. The increase in income for the three months ended March 31, 1997 was the result of an increase in net interest income slightly offset by a higher provision for loan losses. The decrease in net income for the nine months ended March 31, 1997 was primarily the result of a special deposit insurance assessment, as more fully discussed below.

Net interest income totaled $745,000 and $2,189,000 for the three and nine months ended March 31, 1997, as compared to $697,000 and $2,099,000 for the three and nine months ended March 31, 1996, representing increases of $48,000, or 6.9%, and $90,000, or 4.3%, respectively. The change in net interest income is attributable to higher average balances of interest earning assets partially offset by an overall increase in the cost of funds for an increased volume of







--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                  PEOPLES FEDERAL SAVINGS AND LOAN ASSOCIATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

deposits with a larger portion of the deposit base being in higher yielding certificates of deposit combined with an increased level of borrowed funds.

Interest and fees on loans increased approximately $205,000 and $522,000, or 13.5% and 11.6%, from $1,518,000 and $4,509,000 for the three and nine months ended March 31, 1996 to $1,723,000 and $5,031,000 for the three and nine months ended March 31, 1997. The increase in interest income was due to higher average loans receivable, related to the origination of new 1-4 family first mortgages.

Interest earned on securities totaled $29,000 and $92,000 for the three and nine months ended March 31, 1997, as compared to $37,000 and $113,000 for the three and nine months ended March 31, 1996. The decrease was a result of lower average balances of securities combined with a decreased yield earned.

Interest on interest-bearing deposits and overnight deposits decreased approximately $55,000 and $134,000 for the three and nine months ended March 31, 1997, as compared to the three and nine months ended March 31, 1996. The decline was the result of lower average balances of interest-bearing deposits and overnight funds.

Dividends on Federal Home Loan Bank (FHLB) stock increased slightly for the three and nine months ended March 31, 1997, compared to the three and nine months ended March 31, 1996, primarily due to an increase in the number of shares of FHLB stock owned.

Interest paid on deposits increased approximately $68,000 and $219,000 for the three and nine months ended March 31, 1997, as compared the three and nine months ended March 31, 1996. The increase in interest expense was due to an increase in average deposit balances combined with an increase in the cost of funds. The increase in the average cost of deposits was the result of growth in certificates of deposits resulting from special interest rate promotions for certificates of deposit.

Interest on the borrowings totaled $26,000 and $61,000 for the three and nine months ended March 31, 1997. The Association borrowed funds for the first time from the Federal Home Loan Bank of Cincinnati during fiscal 1997. The borrowings were used as a source of short-term liquidity to provide funding for loan demand.

The Association maintains an allowance for loan losses in an amount which, in management's judgment, is adequate to absorb reasonably foreseeable losses inherent in the loan portfolio. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors, including the performance of the Association's loan portfolio, the economy, changes in real estate values and interest rates and the view of the regulatory authorities toward loan classifications. The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which is considered







--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                  PEOPLES FEDERAL SAVINGS AND LOAN ASSOCIATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

adequate to absorb losses inherent in the loan portfolio. The amount of the provision is based on management's monthly review of the loan portfolio and consideration of such factors as historical loss experience, general prevailing economic conditions, changes in the size and composition of the loan portfolio and specific borrower considerations, including the ability of the borrower to repay the loan and the estimated value of the underlying collateral.

The provision for loan losses for the three and nine months ended March 31, 1997 totaled $56,000 and $97,000 compared to $36,000 and $72,000 for the three and nine months ended March 31, 1996, representing increases of $20,000 and $25,000, or 55.6% and 34.7%, respectively. The Association has not experienced significant net charge-offs in any of the periods presented. The Association's low historical charge-off history is the product of a variety of factors, including the Association's underwriting guidelines, which generally require a loan-to-value or projected completed value ratio of 90% for the purchase or construction of 1-4 family residential properties and 75% for commercial real estate and land loans, established income information and defined ratios of debt to income. Notwithstanding the historical charge-off history, however, management believes that it is prudent to continue to increase the allowance for loan losses as total loans increase. Accordingly, management anticipates that it will continue its provisions to the allowance for loan losses at current levels for the foreseeable future, provided the volume of nonperforming loans remains low. The allowance for loan losses totaled $394,000, or .44% of gross loans receivable at March 31, 1997, compared with $315,000, or .42% of gross loans receivable at March 31, 1996.

Noninterest income includes service fees and other miscellaneous income. For the three and nine months ended March 31, 1997 noninterest income totaled $17,000 and $47,000 compared to $25,000 and $51,000 for the three and nine months ended March 31, 1996. During the three and nine months ended March 31, 1996, a gain of $9,000 was recognized on the sale of premises and equipment. During the 1997 periods, the Association actually experienced a slight increase in miscellaneous operating income. However, a gain on the sale of premises and equipment was not realized resulting in a decrease in overall noninterest income.

Noninterest expense remained stable for the three months ended March 31, 1997 at $388,000 compared to $390,000 for same period in 1996, while increasing $539,000 from $1,139,000 for the nine months ended March 31, 1996 to $1,678,000 for the nine months ended March 31, 1997. During the comparable three month periods, increases in compensation and benefits and other expenses were offset by a decrease in federal deposit insurance premiums. The increase in compensation and benefits was the result of normal, annual merit increases, while the increase other income was not attributable to any significant item. Federal deposit insurance premiums deceased as a result of the full capitalization of the Savings Association Insurance Fund (SAIF) of the Federal Deposit Insurance Corporation (FDIC) as further discussed below.

The increase in noninterest expense during the comparable nine month periods was due to a special deposit insurance assessment of $456,000 resulting from legislation passed and enacted into law on September 30, 1996 to recapitalize the SAIF. The SAIF was below the level required








--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                  PEOPLES FEDERAL SAVINGS AND LOAN ASSOCIATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

by law because a significant portion of the assessments paid into the SAIF by thrifts, like the Association, were used to pay the cost of prior thrift failures. The legislation called for a one-time assessment estimated at $.0657 for each $100 in deposits held as of March 31, 1995. As a result of the recapitalization of the SAIF, the disparity between Association and thrift insurance assessments was reduced. Thrifts had been paying assessments of $.23 per $100 of deposits, which, for most thrifts, was reduced to $.064 per $100 in deposits in January 1997 and will be reduced to $.024 per $100 in deposits by no later than January 2000.

The legislation also provides for the merger of the SAIF and the Bank Insurance Fund (BIF) effective January 1, 1999, assuming there are no savings associations under federal law. Under separate proposed legislation, Congress is considering the elimination of the federal thrift charter and the separate federal regulation of thrifts. As a result, the Association would be required to convert to a different financial institution charter and possibly become subject to more restrictive activity limits. The Association cannot predict the impact of any such legislation until it is enacted.

The volatility of income tax expense is primarily attributable to the change in net income before income taxes. The provision for income taxes totaled $108,000 and $156,000 for the three and nine months ended March 31, 1997 compared to $100,000 and $319,000 for the three and nine months ended March 31, 1996. The decrease in tax expense for the comparable nine month periods was largely due to the tax effect of $(155,000) for the special assessment discussed above. The effective tax rate was 34.0% for the each of the three and nine month periods ended March 31, 1997 and 1996.

Prior to the enactment of legislation discussed below, thrifts which met certain tests relating to the composition of assets had been permitted to establish reserves for bad debts and to make annual additions thereto which could, within specified formula limits, be taken as a deduction in computing taxable income for federal income tax purposes. The amount of the bad debt reserve deduction for "nonqualifying loans" was computed under the experience method. The amount of the bad debt reserve deduction for "qualifying real property loans" could be computed under either the experience method or the percentage of taxable income method, based on an annual election.

In August 1996, legislation was enacted that repeals the reserve method of accounting used by many thrifts to calculate their bad debt reserve for federal income tax purposes. As a result, small thrifts such as the Association must recapture that portion of the reserve that exceeds the amount that could have been taken under the experience method for tax years beginning after December 31, 1987. The legislation also requires thrifts to account for bad debts for federal income tax purposes on the same basis as commercial banks for tax years beginning after December 31, 1995. The recapture will occur over a six-year period, the commencement of which will be delayed until the first taxable year beginning after December 31, 1997, provided the institution meets certain residential lending requirements. At March 31, 1997, the Association had approximately $607,000 in bad debt reserves subject to recapture for federal







--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                  PEOPLES FEDERAL SAVINGS AND LOAN ASSOCIATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

income tax purposes. The deferred tax liability related to the recapture has been previously established so there will be no effect on future net income.

LIQUIDITY AND CAPITAL RESOURCES

The Association's liquidity, primarily represented by cash equivalents, is a result of its operating, investing and financing activities. These activities are summarized below for the nine months ended March 31, 1997 and 1996.

                                                                                               Nine Months
                                                                                             Ended March 31,
                                                                                     ------------------------------
                                                                                          1997             1996
                                                                                     ------------      ------------
                                                                                         (Dollars in thousands)
Net income                                                                           $        304      $        620
Adjustments to reconcile net income to net cash from
  operating activities                                                                       (186)              (68)
                                                                                     ------------      ------------
Net cash from operating activities                                                            118               552
Net cash from investing activities                                                         (6,387)           (3,960)
Net cash from financing activities                                                          6,565             6,934
                                                                                     ------------      ------------
Net change in cash and cash equivalents                                                       296             3,526
Cash and cash equivalents at beginning of period                                            2,721             1,840
                                                                                     ------------      ------------
Cash and cash equivalents at end of period                                           $      3,017      $      5,366
                                                                                     ============      ============

The Association's principal sources of funds are deposits, loan repayments, maturities of securities, and other funds provided by operations. The Association also has the ability to borrow from the FHLB. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan prepayments are more influenced by interest rates, general economic conditions, and competition. The Association maintains investments in liquid assets based upon management's assessment of (1) need for funds, (2) expected deposit flows, (3) yields available on short-term liquid assets and
(4) objectives of the asset/liability management program.

OTS regulations presently require the Association to maintain an average daily balance of investments in United States Treasury, federal agency obligations and other investments having maturities of five years or less in an amount equal to 5% of the sum of the Association's average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement, which may be changed from time to time by the OTS to reflect changing economic conditions, is intended to provide a source of relatively liquid funds upon which the Association may rely, if necessary, to fund deposit withdrawals or other short-term funding needs. At March 31, 1997, the Association's regulatory liquidity was 6.3%. At such date, the Association had commitments to originate fixed-rate commercial and residential loans totaling $918,000, and variable rate commercial and residential real estate mortgage loans totaling $242,000. Loan commitments are generally for 30 days. The Association considers its








--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                  PEOPLES FEDERAL SAVINGS AND LOAN ASSOCIATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

liquidity and capital reserves sufficient to meet its outstanding short- and long-term needs. See Note 6 of the Notes to Financial Statements.

The Association is required by OTS regulations to meet certain minimum capital requirements, which must be generally as stringent as the requirements established for banks. Current capital requirements call for tangible capital of 1.5% of adjusted total assets, core capital (which for the Association consists solely of tangible capital) of 3.0% of adjusted total assets and risk-based capital (which for the Association consists of core capital and general valuation allowances) of 8% of risk-weighted assets (assets are weighted at percentage levels ranging from 0% to 100% depending on their relative risk). The OTS has proposed to amend the core capital requirement so that those associations that do not have the highest examination rating and an acceptable level of risk will be required to maintain core capital of from 4% to 5%, depending on the association's examination rating and overall risk. The Association does not anticipate that it will be adversely affected if the core capital requirements regulations are amended as proposed.

The following table summarizes the Association's regulatory capital requirements and actual capital at March 31, 1997.

                                                                                 Excess of Actual
                                                                               Capital Over Current
(In thousands)                Actual capital          Current requirement            Requirement
                         ----------------------    -------------------------     ------------------      Applicable
                           Amount      Percent      Amount          Percent      Amount     Percent      Asset Total
                           ------      -------      ------          -------      ------     -------      -----------
                                                   (Dollars in thousands)
Tangible capital to
  adjusted total assets  $    9,516     10.2%      $   1,406      1.5%          $   8,110     8.7%      $    93,742
Tier 1 (core) capital
  to adjusted total
  assets                      9,516     10.2           2,812      3.0               6,704
Tier 1 (core) capital                                                                         7.2            93,742
  to risk-weighted
  assets                      9,516     15.5           2,459      4.0               7,057    11.5            61,481
Total capital to risk-
  weighted assets             9,902     16.1           4,918      8.0               4,984     8.1            61,481


At March 31, 1997, the Association had no material commitments for capital expenditures.








--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                  PEOPLES FEDERAL SAVINGS AND LOAN ASSOCIATION
                          PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

Item 1.    Legal Proceedings
           -----------------
           None

Item 2.    Changes in Securities
           ---------------------
           The small business issuer was incorporated on January 24, 1997. Pursuant to Delaware law no common shares were issued at incorporation.

Item 3.    Defaults Upon Senior Securities
           -------------------------------
           Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------
           Upon incorporation, the sole shareholder elected by an action in writing Douglas Stewart, Richard T. Martin, Robert W. Bertsch,
           Harry N. Faulkner, James W. Kerber and John W. Sargeant as directors.

Item 5.    Other Information
           -----------------
           None

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------
           (a)  Exhibit No. 27:  Financial Data Schedule
           (b) No current reports on Form 8-K were filed by the small business issuer during the quarter ended March 31, 1997.


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                  PEOPLES FEDERAL SAVINGS AND LOAN ASSOCIATION
                                   SIGNATURES
--------------------------------------------------------------------------------

Pursuant to the requirement of the Securities Exchange Act of 1934, the small business issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 14, 1997                              /s/ DOUGLAS STEWART
       --------------------                      ---------------------------
                                                 Douglas Stewart
                                                 President


Date:  May 14, 1997                              /s/ DEBRA GEUY
       --------------------                      ---------------------------
                                                 Debra Geuy
                                                 Treasurer


--------------------------------------------------------------------------------

                    PEOPLES FEDERAL SAVINGS LOAN ASSOCIATION
                               INDEX TO EXHIBITS

EXHIBIT
NUMBER     DESCRIPTION                                           PAGE NUMBER
------     -----------                                           -----------
27         Financial Data Schedule                                     23









--------------------------------------------------------------------------------