Form 10KSB
period 1997-06-30
PEOPLES SIDNEY FINANCIAL CORP
filed 1997-09-29
CIK 1031340

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         FOR THE FISCAL YEAR ENDED          June 30, 1997
                                       OR
[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         [NO FEE REQUIRED]
         For the transition period from ______________ to _________________

                         Commission File Number 0-22223

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

          Delaware                                         31-1499862
--------------------------------------------------------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

    101 E. Court Street, Sidney, Ohio                          45365
--------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

         Issuer's telephone number, including area code: (937) 492-6129

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      None

           Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, par value $0.01 per share
                     ---------------------------------------
                                (Title of class)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90
days. YES [ X ]   NO [   ]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

        State the issuer's revenues for its most recent fiscal year: $7,251,866.

         The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the bid and asked prices of such stock on the NASDAQ System as of September 16, 1997, was $24.2 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

         As of September 16, 1997, there were issued and outstanding 1,785,375 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Parts II and IV of Form 10-KSB - Portions of the Annual Report to Stockholders for the fiscal year ended June 30, 1997.

         Part III of Form 10-KSB - Proxy Statement for 1997 Annual Meeting of Stockholders.

                                     PART I

Item 1.  Description of Business

General

         Peoples-Sidney Financial Corporation (the "Company) is a Delaware corporation which was organized in 1997 by Peoples Federal Savings & Loan Association of Sidney ("Peoples Federal" or the "Association") for the purpose of becoming a savings and loan holding company. The Company owns all of the stock of the Association issued in connection with the completion of the conversion from the mutual to stock form of organization. Unless the context otherwise requires, all references herein to the Company include the Company and the Association on a consolidated basis. The Association, the Company's only subsidiary, was initially organized in 1886 as an Ohio-chartered mutual association and converted to a federally chartered association in 1958.

         The Association is a financial intermediary primarily engaged in the business of attracting savings deposits from the general public and investing such funds in permanent mortgage loans secured by one- to four-family residential real estate located primarily in Shelby County, Ohio, and to a lesser extent in the contiguous counties of Logan, Auglaize, Miami, Darke and Champaign. The Association also originates, to a lesser extent, loans for the construction of one- to four-family real estate, loans secured by multi-family real estate (over four units) and nonresidential real estate, and consumer loans and invests in U.S. government obligations, interest bearing deposits in other financial institutions and other investments permitted by applicable law.

         The Association's operations are regulated by the Office of Thrift Supervision (the "OTS"). The Association is a member of the Federal Home Loan Bank System ("FHLB System") and a stockholder in the Federal Home Loan Bank ("FHLB") of Cincinnati. The Association is also a member of the Savings Association Insurance Fund ("SAIF") and its deposit accounts are insured up to applicable limits by the Federal Deposit Insurance Corporation ("FDIC").

         The executive offices of the Company are located at 101 E. Court Street, Sidney, Ohio 45365 and its telephone number is (937) 492-6129.

Forward-Looking Statements

         In addition to the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Economic circumstances, the Company's operations and actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein but also include changes in the economy and interest rates in the nation and in the Company's market area.

Lending Activities

         General. The principal lending activity of the Association is originating for its portfolio first mortgage loans secured by owner-occupied one- to four-family residential properties located in its primary market areas. In addition, in order to increase the yield and/or the interest rate sensitivity of its portfolio and in order to provide more comprehensive financial services to families and community businesses in the Association's primary market area, Peoples Federal also originates construction or development, commercial real estate, consumer, land, multi-family and commercial business loans. The Association reserves the right in the future to adjust or discontinue any product offerings to respond to competitive or economic factors.

         Loan Portfolio Composition. The following information sets forth the composition of the Association's loan portfolios in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for losses) as of the dates indicated.

                                                                              June 30,
                                              ------------------------------------------------------------------------
                                                       1997                     1996                     1995
                                                       ----                     ----                     ----
                                                Amount      Percent      Amount      Percent      Amount       Percent
                                                ------      -------      ------      -------      ------       -------
                                                                                            (Dollars in Thousands)
Real Estate Loans:
 One- to four-family.....................     $75,808       82.24%      $65,448      79.60%      $59,181       78.95%
Construction and development............        6,551        7.10         7,091       8.63         6,639       8.86
 Commercial..............................       5,843        6.34         5,302       6.45         5,750       7.67
 Multi-family............................         219        0.24           485       0.59           335       0.45
 Land....................................       1,447        1.57         1,342       1.63           909       1.21
                                              -------      ------       -------     ------       -------      ------
      Total real estate loans.............     89,868       97.49        79,668      96.90        72,814      97.14
                                              -------      ------       -------     ------       -------      ------

Other Loans:
 Consumer Loans:
  Automobile.............................       1,215        1.32         1,274       1.55         1,042       1.39
  Deposit account........................         351        0.38           167       0.20           262       0.35
  Other..................................         719        0.78         1,027       1.25           821       1.09
                                              -------      ------       -------     ------       -------      ------
      Total consumer loans................       2,285       2.48         2,468       3.00         2,125       2.83
                                              -------      ------       -------     ------       -------      ------

 Commercial business loans...............          29        0.03            81       0.10            22       0.03
                                              -------      ------       -------     ------       -------      ------

     Total loans.........................      92,182      100.00%       82,217     100.00%       74,961     100.00%
                                               ------      ======                   =====                    =====

Less:
 Loans in process........................      (2,703)                   (3,508)                  (2,579)
 Deferred fees and discounts.............        (158)                     (169)                    (198)
 Allowance for losses....................        (397)                     (307)                    (251)
                                              -------                   -------                 --------
 Total loans receivable, net.............     $88,924                   $78,233                  $71,933
                                               ======                   =======                  =======

                                                                  June 30,
                                              ----------------------------------------------
                                                        1994                    1993
                                                        ----                    ----
                                                Amount        Percent    Amount      Percent
                                                ------        -------    ------      -------

Real Estate Loans:
 One- to four-family.....................      $53,531        77.64%    $51,547      78.72%
Construction and development............         6,254        9.07        5,185       7.92
 Commercial..............................        6,080        8.82        5,595       8.54
 Multi-family............................          579        0.84          624       0.95
 Land....................................          805        1.16          810       1.24
                                               -------       ------     -------     ------
      Total real estate loans.............      67,249       97.53       63,761      97.37
                                               -------       ------     -------     ------

Other Loans:
 Consumer Loans:
  Automobile.............................          706        1.02          689       1.05
  Deposit account........................          190        0.28          188       0.29
  Other..................................          749        1.09          764       1.17
                                               -------       ------     -------     ------
      Total consumer loans................       1,645        2.39        1,641       2.51
                                               -------       ------     -------     ------

 Commercial business loans...............           55        0.08           79       0.12
                                               -------       ------     -------     ------

     Total loans.........................       68,949      100.00%      65,481     100.00%
                                                            =====                   =====

Less:
 Loans in process........................       (1,929)                  (2,213)
 Deferred fees and discounts.............         (212)                    (278)
 Allowance for losses....................         (198)                    (123)
                                               -------                  -------
 Total loans receivable, net.............      $66,610                  $62,867
                                               =======                  =======

         The following table shows the composition of the Association's loan portfolios by fixed- and adjustable-rate at the dates indicated.

                                                                          June 30,
                                           ---------------------------------------------------------------------
                                                  1997                      1996                    1995
                                                  ----                      ----                    ----
                                            Amount     Percent     Amount        Percent     Amount      Percent
                                            ------     -------     ------        -------     ------      -------
                                                                    (Dollars in Thousands)
Fixed-Rate Loans:
 Real estate:
  One- to four-family................       $21,836     23.69%     $17,166        20.88%     $12,254      16.35%
  Construction and development.......           949      1.03          775        0.94           526       0.70
  Commercial.........................           259      0.28          179        0.22           313       0.42
  Multi-family.......................           ---       ---          ---         ---           ---        ---
  Land...............................           184      0.20           20        0.02             5       0.01
                                            -------    ------      -------       ------      -------     ------
     Total real estate loans.........        23,228     25.20       18,140       22.06        13,098      17.48
                                            -------    ------      -------       ------      -------     ------
 Consumer............................         2,285      2.48        2,468        3.00         2,125       2.83
 Commercial business.................            29       .03           81        0.10            22       0.03
                                            -------    ------      -------       ------      -------     ------
     Total fixed-rate loans..........        25,542     27.71       20,689       25.16        15,245      20.34

Adjustable-Rate Loans:
 Real estate:
  One- to four-family................        53,972     58.55       48,282       58.73        46,927      62.60
  Construction and development.......         5,602      6.07        6,316        7.68         6,113       8.15
  Commercial.........................         5,584      6.06        5,123        6.23         5,437       7.25
  Multi-family.......................           219      0.24          485        0.59           335       0.45
  Land...............................         1,263      1.37        1,322        1.61           904       1.21
                                            -------    ------      -------       ------      -------     ------
     Total adjustable-rate loans.....        66,640     72.29       61,528       74.84        59,716      79.66
                                            -------    ------      -------       ------      -------     ------
     Total loans.....................        92,182    100.00%      82,217      100.00%       74,961     100.00%
                                                       ======                   ======                   ======

Less:
 Loans in process....................        (2,703)                (3,508)                   (2,579)
 Deferred fees and discounts.........          (158)                  (169)                     (198)
 Allowance for loan losses...........          (397)                  (307)                     (251)
                                            -------                -------                   -------
    Total loans receivable, net......       $88,924                $78,233                   $71,933
                                            =======                =======                   =======

                                                               June 30,
                                            ---------------------------------------------
                                                     1994                     1993
                                                     ----                     ----
                                            Amount        Percent    Amount       Percent
                                            ------        -------    ------       -------
                                                        (Dollars in Thousands)
Fixed-Rate Loans:
 Real estate:
  One- to four-family................       $11,708        16.98%    $12,792       19.54%
  Construction and development.......           768         1.11         448        0.68
  Commercial.........................           395         0.57         494        0.75
  Multi-family.......................            12         0.02          57        0.09
  Land...............................            29         0.04          26        0.04
                                            -------       ------     -------      ------
     Total real estate loans.........        12,912        18.72      13,817       21.10
                                            -------       ------     -------      ------
 Consumer............................         1,645         2.39       1,641        2.51
 Commercial business.................            55          .08          79         .12
                                            -------       ------     -------      ------
     Total fixed-rate loans..........        14,612        21.19      15,537       23.73

Adjustable-Rate Loans:
 Real estate:
  One- to four-family................        41,823        60.66      38,755       59.18
  Construction and development.......         5,486         7.96       4,737        7.23
  Commercial.........................         5,685         8.25       5,101        7.79
  Multi-family.......................           567         0.82         567        0.87
  Land...............................           776         1.12         784        1.20
                                            -------       ------     -------      ------
     Total adjustable-rate loans.....        54,337        78.81      49,944       76.27
                                            -------       ------     -------      ------
     Total loans.....................        68,949       100.00%     65,481      100.00%
                                                          ======                  ======

Less:
 Loans in process....................        (1,929)                  (2,213)
 Deferred fees and discounts.........          (212)                    (278)
 Allowance for loan losses...........          (198)                    (123)
                                            -------                  -------
    Total loans receivable, net......       $66,610                  $62,867
                                            =======                  =======

         The following schedule presents the contractual maturities of the Association's loan portfolio at June 30, 1997. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                                      Real Estate
                             --------------------------------------------------------
                                One- to Four-Family and            Multi-family,
                             Construction and Development         Commercial and Land                  Consumer
                             ----------------------------         -------------------                  --------
                                               Weighted                        Weighted                        Weighted
                                                Average                         Average                         Average
                                Amount           Rate           Amount            Rate          Amount           Rate
                                ------           ----           ------           -----          ------           ----
                                                                     (Dollars in Thousands)
1 year or less(1)..........     $    67          8.31%          $   131          8.07%          $  560           8.49%
Over 1 year - 3 years......         442          8.55                85          8.78              873           9.59
Over 3 years - 5 years.....       2,109          8.57               117          8.30              807           9.64
Over 5 years -
 10 years..................       3,876          8.44             1,602          7.55               45          10.33
Over 10 years -
 20 years..................      29,745          7.95             4,020          7.93              ---            ---
Over 20 years..............      46,120          7.84             1,554          8.14              ---            ---
                                -------          ----           -------          ----           ------           ----
    Total..................     $82,359          7.93%          $ 7,509          7.91%          $2,285           9.35%
                                =======          ====           =======          ====           ======           ====
                                    Commercial Business                    Total
                                    -------------------                    -----
                                                 Weighted                        Weighted
                                                  Average                         Average
                                  Amount           Rate           Amount           Rate
                                  ------           ----           ------           ----
1 year or less(1)..........     $  22             10.59%          $   780          8.46%
Over 1 year - 3 years......         7              9.75             1,407          9.21
Over 3 years - 5 years.....       ---               ---             3,033          8.84
Over 5 years -
 10 years..................       ---               ---             5,523          8.20
Over 10 years -
 20 years..................       ---               ---            33,765          7.94
Over 20 years..............       ---               ---            47,674          7.85
                                -----             -----           -------          ----
    Total..................     $  29             10.38%          $92,182          7.96%
                                =====             =====           =======          ====

(1)  Includes demand loans, loans having no stated maturity and overdraft loans.

      The total amount of loans due after June 30, 1998 which have predetermined interest rates is $24,865,000, while the total amount of loans due after such dates which have floating or adjustable interest rates is $66,537,000.

         Under federal law, the aggregate amount of loans that the Association is permitted to make to any one borrower is generally limited to 15% of unimpaired capital and surplus (25% if the security for such loan has a "readily ascertainable" value or 30% for certain residential development loans). At June 30, 1997 based on the above, the Association's regulatory loan-to-one borrower limit was approximately $2.56 million. On the same date, the Association had no borrowers with outstanding balances in excess of this amount. As of June 30, 1997, the largest dollar amount of indebtedness to one borrower or group of related borrowers was a single loan of $842,000 secured by commercial property leased to tenants involved in retail businesses. The next largest loan had an outstanding balance of $750,000 at June 30, 1997 and is secured by land zoned for residential development. Such loans are performing in accordance with their terms.

         Loan  applications  are  accepted  by  salaried  loan  officers  at the
Association's office. Loan applications are presented for approval to the Executive Committee of the Board of Directors or to the full Board of Directors, depending on loan amount. All loans of $100,000 or more are approved by the full Board of Directors. Decisions on loan applications are made on the basis of detailed applications and property valuations (consistent with the Association's written appraisal policy), by qualified independent appraisers (unless the Association's exposure will be $25,000 or less). The loan applications are designed primarily to determine the borrower's ability to repay and include length of employment, past credit history and the amount of current indebtedness. Significant items on the application are verified through use of credit reports, financial statements, tax returns and/or confirmations. The Association is an equal opportunity lender.

         Generally, the Association requires an attorney's title opinion on its mortgage loans as well as fire and extended coverage casualty insurance in amounts at least equal to the principal amount of the loan or the value of improvements on the property, depending on the type of loan. The Association also requires flood insurance to protect the property securing its interest when the property is located in a flood plain.

One- to Four-Family Residential Real Estate Lending

         The cornerstone of the Association's lending program has long been the origination of long-term permanent loans secured by mortgages on owner-occupied one- to four-family residences. At June 30, 1997, $75.8 million, or 82.2% of the Association's loan portfolio consisted of permanent loans on one- to four-family residences. At that date, the average outstanding residential loan balance was $50,000 and the largest outstanding residential loan had a principal balance of $324,000. Virtually all of the residential loans originated by Peoples Federal are secured by properties located in the Association's market area.

         Historically, Peoples Federal originated for retention in its own portfolio 30-year fixed-rate loans secured by one- to four-family residential real estate. Beginning in 1979, in order to reduce its exposure to changes in interest rates, Peoples Federal began to originate adjustable rate mortgage loans ("ARMs"), subject to market conditions and consumer preference. The Association traditionally has not sold either its ARM nor its fixed-rate loan production, and as a result of continued consumer demand, particularly during periods of relatively low interest rates, for fixed-rate loans, Peoples Federal has continued to originate fixed-rate residential loans in amounts and at rates which are monitored for compliance with the Association's asset/liability management policy. Currently, the Association originates fixed-rate loans with maturities of up to 20 years for retention in its own portfolio. Limiting the contractual term to 20 years, as opposed to the more traditional 30 year period, allows for accelerated principal repayment and equity build up for the borrower. Currently, all such loans are made on owner-occupied properties. All ARMs originated by the Association are retained and serviced by it. At June 30, 1997, the Association had $21.8 million of fixed-rate permanent residential loans, constituting 23.7% of the Association's loan portfolio at such date.

         The Association has offered ARM loans at rates, terms and points determined in accordance with market and competitive factors. The Association's current one- to four-family residential ARMs are fully amortizing loans with contractual maturities of up to 30 years. Applicants are qualified using a fully indexed rate, and no ARMs allow for negative amortization. The interest rates on the ARMs originated by Peoples Federal are generally subject to adjustment at one, three, and five-year intervals based on a margin over the analogous Treasury Securities Constant Maturity Index. Decreases or increases in the interest rate of the Association's ARMs are generally limited to 6% above or below the initial interest rate over the life of the loan, and up to 2% per adjustment period. The Association's ARMs are not convertible into fixed-rate loans, and do not contain prepayment penalties. ARM loans may be assumed on a case by case basis with the Association's consent. At June 30, 1997, the total balance of one- to four-family ARMs was $54.0 million, or 58.6% of the Association's loan portfolio.

         The Association offers several types of ARMs. One new offering is the "7/1" loan. This product maintains a constant interest rate, and payment, for the first seven years of the loan. Amortizable for up to 30 years, the loan will adjust beginning in the eighth year, subject to the rate caps discussed above. At June 30, 1997, the Association had $269,000 in "7/1" loans. In 1992, the Association initiated a program specifically tailored to first time buyers. These loans are made on a five year adjustable basis with a term up to 30 years. The margin, which is lower than other products currently offered, is 200 basis points. Additionally, somewhat higher debt-to-income ratios are permitted, although mandatory escrows for taxes and insurance, an acceptable credit rating and an employment history of at least one year are required. The maximum loan amount under this program, which requires that the property be owner-occupied, is currently $75,000, which can be the lesser of the purchase price or 90% of appraised value. At June 30, 1997, the Association had approximately $5.9 million of new first-time home buyer loans in its portfolio.

         As discussed above, the Association evaluates both the borrower's ability to make principal, interest and escrow payments and the value of the property that will secure the loan. Peoples Federal originates residential mortgage loans with loan-to-value ratios up to 90%. On mortgage loans exceeding an 90% loan-to-value ratio at the time of origination, Peoples Federal will generally require private mortgage insurance in an amount intended to reduce the Association's exposure to less than 90% of the appraised value of the underlying property.

         The  Association's   residential  mortgage  loans  customarily  include
due-on-sale clauses giving the Association the right to declare the loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the property subject to the mortgage and the loan is not repaid.

          The Association uses the same underwriting standards for home equity lines of credit as it uses for one- to four-family residential mortgage loans. The Association's home equity lines of credit are originated in amounts which, together with the amount of the first mortgage, generally do not exceed 80% of the appraised value of the property securing the loan. At June 30, 1997, the Association had $261,000 of home equity lines of credit and an additional $329,000 of additional funds committed, but undrawn, under such lines.

Construction and Development Lending

         The Association makes construction loans to individuals for the construction of their primary or secondary residences and loans to builders or developers for the construction of single-family homes, multi-family units and commercial real estate projects. Loans to individuals for the construction of their residences typically run for 12 months. The borrower pays interest only during the construction period. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans. At June 30, 1997, the Association had 41 construction loans with outstanding aggregate balances of $5.5 million secured by residential property. Of this amount, $4.9 million was outstanding directly to borrowers intending to live in the properties upon completion of construction. At that same date, the Association had 6 construction loans with outstanding aggregate balances of $620,000 secured by one- to four-family residential property built by builders who have pre-sold their houses to individual purchasers.

         The Association makes loans to builders and developers to finance the construction of residential property. Such loans generally have adjustable interest rates based upon prime or treasury indexes with terms ranging from six months to one year. The proceeds of the loan are advanced during construction based upon the percentage of completion as determined by an inspection. The loan amount normally does not exceed 90% of projected completed value for homes that have been pre-sold to the ultimate occupant. For loans to builders for the construction of homes not yet presold, which may carry a higher risk, the loan-to-value ratio is generally limited to 80%. Whether the Association is willing to provide permanent takeout financing to the purchaser of the home is determined independently of the construction loan by separate underwriting. In the event that upon completion the house is not sold, the builder is required to make principal and interest payments until the house is sold. The Association also makes a limited number of commercial real estate construction loans on substantially the same terms as loans to builders and developers to finance the construction of residential property.

         Development loans, which include loans to develop vacant or raw land, are made to various builders and developers with whom the Association has had long-standing relationships. All of such loans are secured by land zoned for residential developments and located within the Association's market area. Proceeds are used for excavation, utility placements and street improvements. Disbursements related to acquisition and development land loans are typically based on the construction cost estimate of an independent architect or engineer who inspects the project in connection with significant disbursement requests. As lots are sold, a portion of the sale price is applied to the principal of the outstanding loan. Interest payments are required at regular intervals (quarterly or semi-annually) and loan terms typically are written for three years. At June 30, 1997, the Association had $1.1 million or 1.2% of gross loans receivable in this category.

         Construction and development lending generally affords the Association an opportunity to receive interest at rates higher than those obtainable from residential lending and to receive higher origination and other loan fees. In addition, such loans are generally made for relatively short terms. Nevertheless, construction lending to persons other than owner-occupants is generally considered to involve a higher level of credit risk than one- to four-family permanent residential lending due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on construction projects, real estate developers and managers. In addition, the nature of these loans is such that they are more difficult to evaluate and monitor. The Association's risk of loss on a construction or development loan is dependent largely upon the accuracy of the initial estimate of the property's value upon completion of the project and the estimated cost (including interest) of the project. If the estimate of value proves to be inaccurate, the Association may be confronted, at or prior to the maturity of the loan, with a project with a value which is insufficient to assure full repayment and/or the possibility of having to make substantial investments to complete and sell the project. Because defaults in repayment may not occur during the construction period, it may be difficult to identify problem loans at an early stage. When loan payments become due, the cash flow from the property may not be adequate to service the debt. In such cases, the Association may be required to modify the terms of the loan.

Commercial Real Estate Lending

           The Association's commercial real estate loan portfolio consists of loans on a variety of non-residential properties including retail facilities, small office buildings, farm real estate and churches. At June 30 1997, the Association's largest commercial real estate loan totaled $842,000. At that date, the Association had 60 other commercial real estate loans, totaling $5.8 million or 6.3% of gross loans receivable.

         The Association has originated both adjustable- and fixed-rate commercial real estate loans, although most current originations have adjustable rates. Rates on the Association's adjustable-rate commercial real estate loans generally adjust in a manner consistent with the Association's one- to four-family residential ARMs, although five year adjustment periods are not currently offered. Commercial real estate loans are generally underwritten in amounts of up to 75% of the appraised value of the underlying property.

         Appraisals on properties securing commercial real estate loans originated by the Association are performed by a qualified independent appraiser at the time the loan is made. In addition, the Association's underwriting procedures generally require verification of the borrower's credit history, income and financial statements, banking relationships, references and income projections for the property. Personal guarantees are generally obtained for the Association's commercial real estate loans. Substantially all of the commercial real estate loans originated by the Association are secured by properties located within the Association's market area.

         The table below sets forth by type of security property the estimated number, loan amount and outstanding balance of Peoples Federal's commercial real estate loans at June 30, 1997.

                                                                                                          Outstanding
                                                             Number of              Original               Principal
                                                               Loans               Loan Amount              Balance
                                                               -----               -----------              -------
                                                                              (Dollars in Thousands)
Office.........................................                   16                  $1,903                  $1,496
Retail.........................................                    5                   1,049                     931
Farm real estate...............................                   37                   4,007                   3,173
Churches.......................................                    3                     283                     243
                                                                 ---                  ------                  ------
   Total.......................................                   61                  $7,242                  $5,843
                                                                 ===                  ======                  ======

         Commercial real estate loans generally present a higher level of risk than loans secured by one- to four-family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower's ability to repay the loan may be impaired.

Multi-Family Lending

         The Association has historically made permanent multi-family loans in its primary market area. However, the Association has generally decreased this component as a percentage of its loan portfolio in recent years and the current amount of such loans is insignificant, totaling $219,000 or 0.24% of gross loans receivable.

         The Association's multi-family loan portfolio includes loans secured by five or more unit residential buildings located primarily in the Association's market area.

Land Lending

         Peoples Federal makes loans to individuals who purchase and hold land for various reasons, such as the future construction of a residence. Such loans are generally originated with terms of three years and have maximum loan-to-value ratios of 75%. At June 30, 1997, the Association had $1.4 million or 1.57% of gross loans receivable in land loans.

         Land lending generally affords the Association an opportunity to receive interest at rates higher than those obtainable from residential lending. In addition, land loans are limited to a maximum 75% loan-to-value and are made with fixed and adjustable rates of interest and for relatively short terms. Nevertheless, land lending is generally considered to involve a higher level of credit risk due to the fact that funds are advanced upon the security of the land, which is of uncertain value prior to its development.

Consumer Lending

         Management believes that offering consumer loan products helps to expand the Association's customer base and to create stronger ties with its existing customer base. In addition, because consumer loans generally have shorter terms to maturity and carry higher rates of interest than do residential mortgage loans, they can be valuable asset/liability management tools. The Association currently originates substantially all of its consumer loans in its market area. At June 30, 1997, the Association's consumer loans totaled $2.3 million or 2.48% of the Association's gross loan portfolio.

         Peoples Federal offers a variety of secured consumer loans, including automobile loans, loans secured by savings deposits and home improvement loans. Although the Association primarily originates consumer loans secured by real estate, deposits or other collateral, the Association also makes unsecured personal loans.

         The largest component of the Association's consumer lending program is its automobile loans. At June 30, 1997, automobile loans totaled $1.2 million or 1.32% of gross loans receivable. The Association makes loans directly to the consumer to aid in the purchase of new and used vehicles, which serve as collateral for the loan. The Association also employs other underwriting criteria discussed below in deciding whether to extend credit.

         The Association also offers a credit card program as an accommodation to existing customers. At June 30, 1997, approximately 234 credit cards had been issued, with an aggregate outstanding loan balance of $65,000 and unused credit available of $293,000. The Association presently charges an annual membership fee of $15.00 and a fixed annual rate of interest on these credit cards.

         The terms of other types of consumer loans vary according to the type of collateral, length of contract and creditworthiness of the borrower. The underwriting standards employed by the Association for consumer loans include a determination of the applicant's payment history on other debts and an assessment of the borrower's ability to meet payments on the proposed loan along with his existing obligations. In addition to the creditworthiness of the applicant, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount.

         Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral for defaulted consumer loans may not provide adequate sources of repayment for the outstanding loan balances as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

Commercial Business Lending

         In order to increase the yield and interest rate sensitivity of its loan portfolio and in order to satisfy the demand for financial services available to individuals and businesses in its primary market area, the Association has maintained a very small portfolio of commercial business loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are generally of higher risk and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself (which, in turn, may be dependent upon the general economic environment). During the past five years, the Association has made commercial business loans to businesses such as small retail operations, small manufacturing concerns and professional firms. The Association's commercial business loans almost always include personal guarantees and are usually, but not always, secured by business assets, such as accounts receivable, equipment, inventory and real estate. However, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

         Most of the Association's commercial business loans have terms ranging from three months to one year and carry fixed interest rates. The underwriting process for commercial business loans generally includes consideration of the borrower's financial statements, tax returns, projections of future business operations and inspection of the subject collateral, if any. At June 30, 1997, commercial business loans totaled $29,000 or 0.03% of the Association's gross loans receivable.

Originations, Purchases and Sales of Loans

         The Association originates real estate and other loans through employees located at the Association's office. Walk-in customers and referrals from real estate brokers and builders are also important sources of loan originations. The Association has historically not utilized the services of mortgage or loan brokers, nor purchased or sold loans from or to other lenders. While a portfolio lender, the Association may in the future evaluate loan sale opportunities as they arise and make sales depending on market conditions.

         The following table shows the loan origination and repayment activities of the Association for the periods indicated.

                                                                              Year Ended June 30,
                                                                    -------------------------------------
                                                                      1997           1996          1995
                                                                    --------        -------       -------
                                                                            (In thousands)
Originations by type:
 Adjustable rate:
  Real estate - one- to four-family...........................       $14,908        $15,044       $13,961
              - commercial....................................         2,849          1,366           747
              - multi-family..................................           180            180           ---
  Non-real estate - consumer..................................           ---            ---           ---
                  - commercial business.......................           ---            ---           ---
                                                                    --------        -------       -------
         Total adjustable-rate................................        17,937         16,590        14,708
 Fixed rate:
  Real estate - one- to four-family...........................         7,406          9,458         2,964
              - commercial....................................           461            121            25
              - multi-family..................................           ---            ---           ---
  Non-real estate - consumer..................................         2,294          2,087         1,855
                  - commercial business.......................            11             87            79
                                                                    --------        -------       -------
         Total fixed-rate.....................................        10,172         11,753         4,923
                                                                    --------        -------       -------
         Total loans originated...............................        28,109         28,343        19,631
                                                                    --------        -------       -------

  Principal repayments........................................       (17,149)       (21,939)      (14,115)
                                                                    --------        -------       -------
         Total reductions.....................................       (17,149)       (21,939)      (14,115)
Increase (decrease) in other items, net(1)....................          (134)           (52)         (149)
                                                                    --------        -------       -------
         Net increase (decrease)..............................      $ 10,826        $ 6,352       $ 5,367
                                                                    ========        =======       =======

--------------

(1) Includes allowance for loan losses, net deferred loan origination fees and transfers to foreclosed assets.


Delinquencies and Non-Performing Assets

         Delinquency Procedures. When a borrower fails to make a required payment on a loan, the Association attempts to cause the delinquency to be cured by contacting the borrower. A late notice is sent on all loans over 30 days delinquent. Another late notice is sent 60 days after the due date followed by a letter from the President of the Association.

         If the delinquency is not cured by the 90th day, the customer may be provided written notice that the account will be referred to counsel for collection and foreclosure, if necessary. A good faith effort by the borrower at this time will defer foreclosure for a reasonable length of time depending on individual circumstances. The Association may agree to accept a deed in lieu of foreclosure. If it becomes necessary to foreclose, the property is sold at public sale and the Association may bid on the property to protect its interest. The decision to foreclose is made by the Senior Loan Officer after discussion with the members of the Executive Committee or Board of Directors.

         Consumer loans are charged off if they remain delinquent for 120 days unless the borrower and lender agree on a payment plan. If terms of the plan are not met, they are then subject to charge off. The Association's procedures for repossession and sale of consumer collateral are subject to various requirements under Ohio consumer protection laws.

         Real estate acquired by Peoples Federal as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired by foreclosure or deed in lieu of foreclosure, it is recorded at fair value at the date of acquisition, and any write-down resulting therefrom is charged to the allowance for loan losses. Subsequent decreases in the value of the property are charged to operations through the creation of a valuation allowance. After acquisition, all costs incurred in maintaining the property are expensed. Costs relating to the development and improvement of the property, however, are capitalized to the extent of estimated fair value.

         The following table sets forth the Association's loan delinquencies by type, by amount and by percentage of type at June 30, 1997.

                                                                    Loans Delinquent For:
                                       60-89 Days                      90 Days and Over                 Total Delinquent Loans
                                       ----------                      ----------------                 ----------------------
                                                    Percent                            Percent                             Percent
                                                    of Loan                            of Loan                             of Loan
                             Number     Amount     Category     Number     Amount     Category      Number     Amount     Category
                             ------     ------     --------     ------     ------     --------      ------     ------     --------
                                                                     (Dollars in Thousands)
Real Estate:
  One- to four-family......      13        $608         0.80%        23       $785         1.04%        36     $1,393          1.84%
  Construction and
   development.............     ---         ---          ---        ---        ---          ---        ---        ---           ---
  Commercial...............     ---         ---          ---          1         14         0.24          1         14          0.24
  Multi-family.............     ---         ---          ---        ---        ---          ---        ---        ---           ---
  Land.....................       1          49         3.39        ---        ---          ---          1         49          3.39
Consumer...................       4          17         0.74          5          5         0.22          9         22          0.96
Commercial business........     ---         ---          ---        ---        ---          ---        ---        ---           ---
                              -----       -----                   -----      -----                    ----      -----

     Total.................      18        $674        0.73%         29       $804        0.87%         47     $1,478         1.60%
                               ====        ====                    ====       ====                     ===     ======


         Classification of Assets. Federal regulations require that each savings institution classify its own assets on a regular basis. In addition, in connection with examinations of savings institutions, OTS and FDIC examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: Substandard, Doubtful and Loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the Association will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of Substandard assets, with the additional characteristics that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as Loss is considered uncollectible and of such little value that continuance as an asset on the balance sheet of the institution, without establishment of a specific valuation allowance or charge-off, is not warranted. Assets classified as Substandard or Doubtful require the institution to establish prudent general allowances for loan losses. If an asset or portion thereof is classified as Loss, the institution may charge off such amount against the loan loss allowance. If an institution does not agree with an examiner's classification of an asset, it may appeal this determination to the District Director of the OTS.

         On the basis of management's review of its assets, at June 30, 1997, the Association had classified a total of $724,000 of its loans, as follows:

                             One- to Four-        Commercial
                                 Family           Real Estate           Land          Consumer           Total
                                 ------           -----------           ----          --------           -----
                                                            (In Thousands)
Substandard................        $705             $14              $  ---            $---             $719
Doubtful...................         ---             ---                 ---             ---              ---
Loss.......................         ---             ---                 ---               5                5
                                   ----             ---              ------            ----             ----
                                   $705             $14              $  ---            $  5             $724
                                   ====             ===              ======            ====             ====

         Peoples Federal's classified assets consist of the (i) non-performing loans and (ii) loans and other assets of concern discussed herein. As of the date hereof, these asset classifications are consistent with those of the OTS and FDIC.

         The table below sets forth the amounts and categories of non-performing assets. Interest income on loans is accrued over the term of the loans based upon the principal outstanding except where serious doubt exists as to the collectibility of a loan, in which case the accrual of interest is discontinued. For all years presented, the Association has had no troubled debt restructurings (which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates). Foreclosed assets include assets acquired in settlement of loans.

                                                                                              June 30,
                                                                 ------------------------------------------------------------------
                                                                  1997           1996           1995           1994           1993
                                                                 ------         ------         ------         ------         ------
                                                                                       (Dollars in Thousands)
Non-accruing loans:
  One- to four-family ...................................        $  705         $  564         $  494         $  711         $  664
  Construction and development ..........................          --             --             --             --             --
  Commercial real estate ................................            14            211           --               17             18
  Multi-family ..........................................          --             --             --             --             --
  Land ..................................................          --               51            214            192           --
  Consumer ..............................................          --             --             --             --             --
  Commercial business ...................................          --             --             --             --             --
                                                                 ------         ------         ------         ------         ------
     Total ..............................................           719            826            708            920            682
                                                                 ------         ------         ------         ------         ------

Accruing loans delinquent more than 90 days:
  One- to four-family ...................................           143            326            604            564          1,337
  Construction and development ..........................          --             --             --             --             --
  Commercial real estate ................................          --               58             86             35            105
  Multi-family ..........................................          --             --             --             --             --
  Land ..................................................          --             --             --             --             --
  Consumer ..............................................             5             11             20              7           --
  Commercial business ...................................          --             --             --             --               17
                                                                 ------         ------         ------         ------         ------
     Total ..............................................           148            395            710            606          1,459
                                                                 ------         ------         ------         ------         ------

Foreclosed assets:
  One- to four-family ...................................          --             --             --             --             --
  Construction and development ..........................          --             --             --             --             --
  Commercial real estate ................................          --             --             --             --              218
  Multi-family ..........................................          --             --             --               74           --
  Land ..................................................          --             --             --             --             --
  Consumer ..............................................          --             --             --             --             --
  Commercial business ...................................          --             --             --             --             --
                                                                 ------         ------         ------         ------         ------
     Total ..............................................          --             --             --               74            218
                                                                 ------         ------         ------         ------         ------

Total non-performing assets .............................        $  867         $1,221         $1,418         $1,600         $2,359
                                                                 ======         ======         ======         ======         ======
Total as a percentage of total assets ...................          0.84%          1.41%          1.80%          2.10%          3.26%
                                                                 ======         ======         ======         ======         ======

         For the year ended June 30, 1997 gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $61,905. The amount that was included in interest income on such loans was $43,118 for the year ended June 30, 1997.

         Other Assets of Concern. As of June 30, 1997, the Association had no assets that are not now disclosed because of known information about the possible credit problems of the borrowers or the cash flows of the security property which would cause management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

         Allowance for Loan Losses. Management estimates the allowance balance required based on past loan loss experience, known and inherent risks in the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged off.

         Statement of Financial Accounting Standards (SFAS) No. 114, as amended by SFAS No. 118, was adopted July 1, 1995. These Standards require recognition and measurement of impaired loans. Loan impairment is reported when full payment under the loan terms is not expected. The carrying values of impaired loans are reduced to the present value of expected future cash flows, or to the fair value of collateral if the loan is collateral dependent, by allocating a portion of the allowance for loan losses to such loans. If these allocations cause the allowance for loan losses to require an increase, such increase is reported as bad debt expense. The effect of adopting these standards did not affect the allowance for loan losses during fiscal 1997 or 1996.

         Loan impairment is evaluated in total for smaller-balance loans of similar nature such as residential first mortgage loans secured by one- to four-family residences, residential construction loans, credit card, automobile, home equity and second mortgage loans. Commercial loans and mortgage loans secured by other properties are evaluated individually for impairment. Loans are evaluated for impairment when payments are delayed, typically 90 days or more, or when the internal grading system indicates a doubtful classification. The carrying values of impaired loans are periodically adjusted to reflect cash payments, revised estimates of future cash flows and increases in the present value of expected cash flows due to the passage of time. Cash payments representing interest income are reported as such. Other cash payments are reported as reductions in carrying value, while increases or decreases due to changes in future payments and due to the passage of time are reported as part of the provision for loan losses.

         As of June 30, 1997, the Association's allowance for loan losses as a percent of gross loans receivable and as a percent of non-performing loans amounted to 0.43% and 45.78%, respectively. In light of the level of non-performing assets to total assets and the nature of these assets, management believes that the allowance for loan losses is adequate. While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments to the allowance for loan losses, and net earnings could be significantly affected, if circumstances differ substantially from the assumptions used in making the final determination.

         The following table sets forth an analysis of the Association's allowance for loan losses.

                                                                                 Year Ended June 30,
                                                             -------------------------------------------------------
                                                              1997        1996         1995         1994        1993
                                                              ----      -------      ------        ------     ------
Balance at beginning of period.......................         $307       $ 251         $198         $123       $  94

Charge-offs:
  One- to four-family................................          ---           9          ---            1         ---
  Construction and development.......................          ---         ---          ---          ---         ---
  Commercial real estate.............................          ---         ---          ---          ---         ---
  Multi-family.......................................          ---         ---          ---          ---         ---
  Consumer...........................................           22           6            4           14          18
  Commercial business................................          ---         ---          ---          ---         ---
                                                             -----      ------       ------       ------      ------
                                                                22          15            4           15          18
                                                              ----       -----        -----        -----       -----
Recoveries:
  One- to four-family................................          ---           1          ---          ---         ---
  Construction and development.......................          ---         ---          ---          ---         ---
  Commercial real estate.............................          ---         ---          ---          ---         ---
  Multi-family.......................................          ---         ---          ---          ---         ---
  Consumer...........................................            9           2            2            7           6
  Commercial business................................          ---         ---          ---          ---         ---
                                                             -----      ------       ------       ------      ------
                                                                 9           3            2            7           6
                                                             -----      ------       ------       ------       -----

Net charge-offs......................................           13          12            2            8          12
Additions charged to operations......................          103          68           55           83          41
                                                              ----      ------        -----        -----       -----
Balance at end of period.............................         $397       $ 307         $251         $198        $123
                                                              ====       =====         ====         ====        ====

Ratio of net charge-offs during the period to
 average loans outstanding(1) during the period......        0.02%       0.02%         ---%        0.01%       0.02%
                                                             ====        ====         ====         ====        ====

Ratio of net charge-offs during the period to
 non-performing assets at the end of the period......        1.49%       0.98%        0.14%        0.50%       0.51%
                                                             ====        ====         ====         ====        ====

(1) Calculated net of deferred loan fees, loan discounts, loans in process, and loss reserves.

         The distribution of the Association's allowance for losses on loans at the dates indicated is summarized as follows:

                                                                                June 30,
                                                  -----------------------------------------------------------------------
                                                                 1997                              1996
                                                                 ----                              ----
                                                                           Percent                           Percent
                                                                          of Loans                           of Loans
                                                                 Loan      in Each                  Loan     in Each
                                                   Amount of    Amounts   Category   Amount of    Amounts    Category
                                                   Loan Loss      by      to Total   Loan Loss       by      to Total
                                                   Allowance   Category     Loans    Allowance    Category    Loans
                                                   ---------   --------    ------    ---------    --------   -------
                                                                         (Dollars in Thousands)
One- to four-family.........................         $316    $75,808     82.24%       $ 211    $65,448        79.60%
Construction and
  development...............................           14      6,551       7.10           4      7,091         8.63
Commercial real estate......................           15      5,843       6.34          36      5,302         6.45
Multi-family................................          ---        219       0.24           1        485         0.59
Land........................................            3      1,447       1.57           2      1,342         1.63
Consumer....................................           49      2,285       2.48          53      2,468         3.00
Commercial business.........................          ---         29       0.03         ---         81         0.10
Unallocated.................................          ---        ---        ---         ---        ---          ---
                                                     ----   -------     ------        -----    -------       ------
     Total..................................         $397   $92,182     100.00%       $ 307    $82,217       100.00%
                                                     ====   =======     ======        =====    =======       ======
                                                                              June 30,
                               -----------------------------------------------------------------------------------------------------
                                             1995                              1994                              1993
                                             ----                              ----                              ----
                                                       Percent                           Percent                           Percent
                                                      of Loans                          of Loans                           of Loans
                                             Loan      in Each                  Loan     in Each                  Loan     in Each
                               Amount of    Amounts   Category   Amount of    Amounts   Category    Amount of   Amounts    Category
                               Loan Loss      by      to Total   Loan Loss       by     to Total    Loan Loss      by      to Total
                               Allowance   Category     Loans    Allowance    Category    Loans     Allowance   Category    Loans
                               ---------   --------    -------   ---------    --------   -------    ---------   --------   ------
                                                                        (Dollars in Thousands)
One- to four-family............ $ 179    $59,181        78.95%    $ 126    $53,531        77.64%     $  85   $51,547        78.72%
Construction and
  development..................     5      6,639         8.86         3      6,254         9.07        ---     5,185         7.92
Commercial real estate.........     7      5,750         7.67         2      6,080         8.82        ---     5,595         8.54
Multi-family...................   ---        335         0.45       ---        579         0.84        ---       624         0.95
Land...........................    21        909         1.21        29        805         1.16        ---       810         1.24
Consumer.......................    39      2,125         2.83        38      1,645         2.39         38     1,641         2.51
Commercial business............   ---         22         0.03       ---         55         0.08        ---        79         0.12
Unallocated....................   ---        ---        ---         ---        ---          ---        ---       ---          ---
                                -----    -------       ------     -----    -------       ------      -----   -------       ------
     Total..................... $ 251    $74,961       100.00%    $ 198    $68,949       100.00%     $ 123   $65,481       100.00%
                                =====    =======       ======     =====    =======       ======      =====   =======       ======

Investment Activities

         As part of its asset/liability management strategy, the Association invests in U.S. government and agency obligations to supplement its lending activities. The Association's investment policy also allows for investments in overnight funds, mortgage-backed securities and certificates of deposit. The Association may consider the expansion of investments into other securities if deemed appropriate. At June 30, 1997, the Association did not own any securities of a single issuer which exceeded 10% of the Association's retained earnings, other than U.S. government or federal agency obligations. See Note 3 of the Notes to the Consolidated Financial Statements for additional information regarding the Association's securities portfolio.

         The Association is required by federal regulations to maintain a minimum amount of liquid assets that may be invested in specified securities and is also permitted to make certain other securities investments. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is provided. As of June 30, 1997, the Association's liquidity ratio (liquid assets as a percentage of net withdrawable savings and current borrowings) was 15.64% as compared to the OTS requirement of 5.0%.

         As of June 30,  1997  the  Association  had  securities  totaling  $2.0 million classified as available for sale. The balance of the Association's security portfolio is classified as held to maturity. As future securities are acquired the Association may elect to classify them as available for sale rather than held to maturity.

         The following table sets forth the composition of the Association's investments in securities and time deposits at the dates indicated.

                                                                                 June 30,
                                                           -----------------------------------------------------
                                                                     1997                       1996
                                                                     ----                       ----
                                                           Carrying         % of      Carrying         % of
                                                             Value          Total       Value          Total
                                                            -------         ------      ------         ------
                                                                           (Dollars in Thousands)
Securities:
  U.S. government securities.........................      $    ---            ---%   $    ---            ---%
  Federal agency obligations held to maturity........         1,999          20.45       2,598          59.52
  Federal agency obligations available for sale......         2,013          20.59         ---          ---
  Time deposits......................................         5,000          51.15       1,100          25.20
                                                            -------         ------      ------         ------
     Subtotal........................................         9,012          92.19       3,698          84.72
FHLB stock...........................................           763           7.81         667          15.28
                                                            -------         ------      ------         ------
     Total securities and FHLB stock.................       $ 9,775         100.00%     $4,365         100.00%
                                                            =======         ======      ======         ======
Average remaining life of securities
  and time deposits..................................       1.04 years                  1.21 years

Other interest-earning assets:
  Interest-bearing deposits with banks...............       $ 1,498          59.97%     $1,355          57.54%
  Overnight deposits.................................         1,000          40.03       1,000          42.46
                                                            -------         ------      ------         ------
     Total...........................................       $ 2,498         100.00%     $2,355         100.00%
                                                            =======         ======      ======         ======

                                                                              June 30,
                                                           -------------------------------------------------
                                                                     1995                       1994
                                                                     ----                       ----
                                                           Carrying         % of      Carrying       % of
                                                             Value          Total       Value        Total
                                                            -------         ------      ------       ------
                                                                        (Dollars in Thousands)
Securities:
  U.S. government securities.........................       $   498          13.39%    $   496        11.90%
  Federal agency obligations held to maturity........         2,600          69.89       3,100        74.38
  Federal agency obligations available for sale......           ---            ---         ---          ---
  Time deposits......................................           ---            ---         ---          ---
                                                            -------         ------      ------       ------
     Subtotal........................................         3,098          83.28       3,596        86.28
FHLB stock...........................................           622          16.72         572        13.72
                                                            -------         ------      ------       ------
     Total securities and FHLB stock.................       $ 3,720         100.00%     $4,168       100.00%
                                                            =======         ======      ======       ======
Average remaining life of securities
  and time deposits..................................       1.89 years                   1.91 years

Other interest-earning assets:
  Interest-bearing deposits with banks...............       $   655           56.71%    $1,171        36.93%
  Overnight deposits.................................           500           43.29      2,000        63.07
                                                            -------         ------      ------       ------
     Total...........................................       $ 1,155         100.00%     $3,171       100.00%
                                                            =======         ======      ======       ======

         The composition and maturities of the time deposit and security portfolios, excluding FHLB stock, are indicated in the following table.

                                                                                       June 30, 1997
                                                      ------------------------------------------------------------------------------
                                                      Less Than      1 to 5         5 to 10        Over        Total Securities
                                                       1 Year         Years          Years       10 Years      and Time Deposits
                                                      ---------     ---------      ---------     ---------   -----------------------
                                                      Amortized     Amortized      Amortized     Amortized   Amortized
                                                         Cost          Cost          Cost          Cost        Cost       Fair Value
                                                         ----          ----          ----          ----        ----       ----------
                                                                                    (Dollars in Thousands)
Time deposit ....................................       $5,000        $ --          $  --         $ --         $5,000        $5,000
Federal agency obligations held to
maturity ........................................          999         1,000           --           --          1,999         1,997
Federal agency obligations
available for sale ..............................         --           1,999           --           --          1,999         2,013
                                                        ------        ------        -------       ------       ------        ------
Total securities and time deposit ...............       $5,999        $2,999        $  --         $ --         $8,998        $9,010
                                                        ======        ======        =======       ======       ======        ======

Weighted average yield ..........................         5.58%         6.54%           ---%         ---%        5.90%         5.90%

         Mortgage-Backed Securities. The Association has no mortgage-backed securities. From time to time, the Association has considered purchasing such securities to supplement loan production or for other reasons, and reserves the right to do so in the future, but the Association currently has no plans to purchase such securities.

Sources of Funds

         General. The Association's primary sources of funds are deposits, amortization and prepayment of loan principal, maturities of securities, short-term investments and funds provided from operations as well as FHLB advances.

         Deposits. Peoples Federal offers a variety of deposit accounts having a wide range of interest rates and terms. The Association's deposits consist of passbook accounts, statement savings, NOW accounts, Christmas club, money market and certificate accounts. The Association relies primarily on advertising, including newspaper and radio, competitive pricing policies and customer service to attract and retain these deposits. Neither premiums nor brokered deposits are utilized.

         The flow of deposits is influenced  significantly  by general  economic
conditions,   changes  in  money  market  and  prevailing   interest  rates  and
competition.

         The variety of deposit accounts offered by the Association has allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. The Association has become more susceptible to short-term fluctuations in deposit flows, as customers have become more interest rate conscious. The Association manages the pricing of its deposits in keeping with its asset/liability management, profitability and growth objectives. Based on its experience, the Association believes that its passbook, demand and NOW accounts are relatively stable sources of deposits. However, the ability of the Association to attract and maintain certificate deposits, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions.

         The following table sets forth the savings flows at the Association during the periods indicated.

                                                    Year Ended June 30,
                                       -----------------------------------------
                                          1997             1996          1995
                                       ---------        ---------     ---------
                                                 (Dollars in Thousands)
Opening balance ...................    $  77,318        $  70,306     $  68,367
Deposits ..........................      111,312(1)        70,928        63,924
Withdrawals .......................      114,882(1)        66,928        64,399
Interest credited .................        3,297            3,012         2,414
                                       ---------        ---------     ---------

Ending balance ....................    $  77,045        $  77,318     $  70,306
                                       =========        =========     =========

Net increase (decrease) ...........    $    (273)       $   7,012     $   1,939
                                       =========        =========     =========

Percent increase (decrease) .......        (0.35)%           9.97%         2.84%
                                       =========        =========     =========

(1) Includes stock subscription deposit activity which was included in savings accounts in conjunction with the Association's mutual to stock conversion.

         The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Association at the dates indicated.

                                                                                       June 30,
                                                    ------------------------------------------------------------------
                                                                             1997                       1996
                                                                             ----                       ----
                                                       Weighted
                                                       Average
                                                       Rate at                     Percent                   Percent
                                                    June 30, 1997    Amount       of Total      Amount       of Total
                                                    -------------    ------       --------      ------       --------
                                                                                  (Dollars in Thousands)
Transactions and Savings Deposits:

Noninterest Bearing Demand..........................                $   150        0.19%       $    118       0.15%
Savings Accounts....................................    3.05%        17,685       22.94          19,039      24.60
NOW Accounts........................................    2.42          3,469        4.50           3,184       4.11
Money Market Accounts...............................    2.50            777        1.01           1,236       1.60
                                                                    -------      ------          -------    ------

Total Non-Certificates..............................                 22,081       28.64          23,577      30.46
                                                                    -------      ------          -------    ------

Certificates:

 0.00 -  1.99%......................................                    ---         ---             ---        ---
 2.00 -  3.99%......................................                    ---         ---               2        ---
 4.00 -  5.99%......................................                 28,959       37.57          32,233      41.64
 6.00 -  7.99%......................................                 26,005       33.74           21,506     27.79
 8.00 -  9.99%......................................                    ---         ---              ---       ---
10.00% and over.....................................                    ---         ---              ---       ---
                                                                    -------      ------          -------    ------

Total Certificates..................................    6.02         54,964       71.31           53,741     69.43
                                                                    -------      ------          -------    ------
Accrued Interest....................................                     36        0.05               82      0.11
                                                                    -------      ------          -------    ------
Total Deposits......................................    5.11%       $77,081      100.00%         $77,400    100.00%
                                                                    =======      ======          =======    ======
                                                                                June 30,
                                                              ----------------------------------------------------
                                                                       1995                       1994
                                                                       ----                       ----


                                                                            Percent                    Percent
                                                               Amount       of Total      Amount       of Total
                                                               ------       --------      ------       --------
                                                                           (Dollars in Thousands)
Transactions and Savings Deposits:

Noninterest Bearing Demand..........................          $   158        0.22%      $     94            0.14%
Savings Accounts....................................           18,439       26.19         20,791           30.38
NOW Accounts........................................            3,257        4.63          3,026            4.42
Money Market Accounts...............................            1,455        2.07          1,889            2.76
                                                              -------      ------        -------          ------

Total Non-Certificates..............................           23,309       33.11         25,800           37.70
                                                              -------      ------        -------          ------

Certificates:

 0.00 -  1.99%......................................              ---         ---            ---             ---
 2.00 -  3.99%......................................               35        0.05          8,057           11.77
 4.00 -  5.99%......................................           31,129       44.22         33,781           49.36
 6.00 -  7.99%......................................           15,775       22.41            314            0.46
 8.00 -  9.99%......................................               58        0.08            415            0.61
10.00% and over.....................................              ---         ---            ---             ---
                                                              -------      ------        -------          ------

Total Certificates..................................           46,997       66.76         42,567           62.20
                                                              -------      ------        -------          ------
Accrued Interest....................................               92        0.13             74            0.10
                                                              -------      ------        -------          ------
Total Deposits......................................          $70,398      100.00%       $68,441          100.00%
                                                              =======      ======        =======          ======

         The following table shows rate and maturity information for the Association's certificates of deposit as of June 30, 1997.

                                       4.00-        6.00-                      Percent
                                       5.99%        7.99%          Total      of Total
                                       -----        -----          -----      --------
                                                   (Dollars in Thousands)
Certificate accounts
    maturing
in quarter ending:
------------------
September 30, 1997.............      $ 4,595       $ 2,993       $ 7,588        13.80%
December 31, 1997..............        5,332         2,150         7,482        13.61
March 31, 1998.................        2,977         4,413         7,390        13.45
June 30, 1998..................        3,320         6,182         9,502        17.29
September 30, 1998.............        3,772         2,782         6,554        11.92
December 31, 1998..............        2,890         1,095         3,985         7.25
March 31, 1999.................        2,699           384         3,083         5.61
June 30, 1999..................        1,186           879         2,065         3.76
September 30, 1999.............        1,005            61         1,066         1.94
December 31, 1999..............          695         1,357         2,052         3.73
March 31, 2000.................          120            77           197         0.36
June 30, 2000..................           95           884           979         1.78
September 30, 2000.............           44           838           882         1.60
December 31, 2000..............          ---           927           927         1.69
March 31, 2001.................          150            91           241         0.44
June 30, 2001..................           69           106           175         0.32
September 30, 2001.............           10            56            66         0.12
December 31, 2001..............          ---           374           374         0.68
March 31, 2002.................          ---           103           103         0.19
June 30, 2002..................          ---           253           253         0.46
                                     -------       -------       -------      ------
   Total.......................      $28,959       $26,005       $54,964      100.00%
                                     =======       =======       =======      ======

    Percent of total...........       52.69%        47.31%
                                      =====         =====

         At June 30, 1997 the Association had approximately $4.2 million in certificate accounts in amounts of $100,000 or more maturing as follows:

                                                                                                 Weighted
                         Maturity Period                                    Amount             Average Rate
                         ---------------                                    ------             ------------
                                                                                 (Dollars in Thousands)
Three months or less..........................................              $ 339                  5.46%
Over three through six months.................................                765                  5.96
Over six through 12 months....................................              1,567                  6.23
Over 12 months................................................              1,548                  5.87
                                                                           ------
Total.........................................................             $4,219                  5.99%
                                                                           ======

         For   additional   information   regarding  the   composition   of  the
Association's   deposits,   see  Note  8  of  Notes  to  Consolidated  Financial
Statements.

         Borrowings. Peoples Federal's other available sources of funds, not currently utilized, include advances from the FHLB of Cincinnati and other borrowings. As a member of the FHLB of Cincinnati, the Association is required to own capital stock in the FHLB of Cincinnati and is authorized to apply for advances from the FHLB of Cincinnati. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB of Cincinnati may prescribe the acceptable uses for these advances, as well as limitations on the size of the advances and repayment provisions.

         The following table sets forth the maximum month-end balance and average balance of FHLB advances for the periods indicated. The Association did not have any outstanding borrowings at the end of any periods indicated.

                                                                               Year Ended June 30,
                                                                  ---------------------------------------------
                                                                   1997         1996          1995         1994
                                                                   ----         ----          ----         ----
                                                                               (Dollars in Thousands)
Maximum balance at any month end during the period:
  FHLB advances...........................................        $3,500      $   ---       $   ---      $   ---

Average balance for the period:
  FHLB advances...........................................        $1,163      $   ---       $   ---      $   ---
  Weighted average rate...................................         5.59%          ---%          ---%         ---%

Service Corporations

         As a federally chartered savings association, Peoples Federal is permitted by OTS regulations to invest up to 2% of its assets, or $2.1 million at June 30, 1997, in the stock of, or loans to, service corporation subsidiaries. As of such date, Peoples Federal had no investment in service corporations.


                                   REGULATION

General

         Peoples Federal is a federally chartered savings association, the deposits of which are federally insured and backed by the full faith and credit of the United States Government. Accordingly, Peoples Federal is subject to broad federal regulation and oversight extending to all its operations. Peoples Federal is a member of the FHLB of Cincinnati and is subject to certain limited regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). As the savings and loan holding company of Peoples Federal, the Holding Company also is subject to federal regulation and oversight. The purpose of the regulation of the Holding Company and other holding companies is to protect subsidiary savings associations. Peoples Federal is a member of the SAIF, which together with the Bank Insurance Fund (the "BIF") are the two deposit insurance funds administered by the FDIC, and the deposits of Peoples Federal are insured by the FDIC. As a result, the FDIC has certain regulatory and examination authority over Peoples Federal.

         Certain of these regulatory requirements and restrictions are discussed below or elsewhere in this document.

Federal Regulation of Savings Associations

         The OTS has extensive authority over the operations of savings associations. As part of this authority, Peoples Federal is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS examination of Peoples Federal was as of December, 1996. Under agency scheduling guidelines, it is likely that another examination will be initiated in the near future. When these examinations are conducted by the OTS and the FDIC, the examiners may require the Association to provide for higher general or specific loan loss reserves. All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the OTS. The Association's OTS assessment for the fiscal year ended June 30, 1997 was $29,000.

         The OTS also has extensive enforcement authority over all savings institutions and their holding companies, including Peoples Federal and the Holding Company. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS. Except under certain circumstances, public disclosure of final enforcement actions by the OTS is required.

         In addition, the investment, lending and branching authority of the Association is prescribed by federal laws and it is prohibited from engaging in any activities not permitted by such laws. For instance, no savings institution may invest in non-investment grade corporate debt securities. In addition, the permissible level of investment by federal associations in loans secured by non-residential real property may not exceed 400% of total capital, except with approval of the OTS. Federal savings associations are also generally authorized to branch nationwide. Peoples Federal is in compliance with the noted restrictions.

         Peoples Federal's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At June 30, 1997, the Association's lending limit under this restriction was $2.56 million. Peoples Federal is in compliance with the loans- to-one-borrower limitation.

         The OTS, as well as the other federal banking agencies, has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, asset quality, earnings standards, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits. Any institution which fails to comply with these standards must submit a compliance plan.

Insurance of Accounts and Regulation by the FDIC

         Peoples Federal is a member of the SAIF, which is administered by the FDIC. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the SAIF or the BIF. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

         The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.

         The FDIC is authorized to increase assessment rates, on a semiannual basis, if it determines that the reserve ratio of the SAIF will be less than the designated reserve ratio of 1.25% of SAIF insured deposits. In setting these increased assessments, the FDIC must seek to restore the reserve ratio to that designated reserve level, or such higher reserve ratio as established by the FDIC. The FDIC may also impose special assessments on SAIF members to repay amounts borrowed from the United States Treasury or for any other reason deemed necessary by the FDIC.

           For the first six months of 1995, the assessment schedule for BIF members and SAIF members ranged from 0.23% to 0.31% of deposits. As is the case with the SAIF, the FDIC is authorized to adjust the insurance premium rates for banks that are insured by the BIF of the FDIC in order to maintain the reserve ratio of the BIF at 1.25% of BIF insured deposits. As a result of the BIF reaching its statutory reserve ratio the FDIC revised the premium schedule for BIF insured institutions to provide a range of 0.04% to 0.31% of deposits. The revisions became effective in the third quarter of 1995. In addition, the BIF rates were further revised, effective January 1996, to provide a range of 0% to 0.27%. The SAIF rates, however, were not adjusted. At the time the FDIC revised the BIF premium schedule, it noted that, absent legislative action (as discussed below), the SAIF would not attain its designated reserve ratio until the year 2002. As a result, SAIF insured members would continue to be generally subject to higher deposit insurance premiums than BIF insured institutions until, all things being equal, the SAIF attained its required reserve ratio.

         In order to eliminate this disparity and any competitive disadvantage between BIF and SAIF member institutions with respect to deposit insurance premiums, legislation to recapitalize the SAIF was enacted in September 1996. The legislation provides for a one-time assessment to be imposed on all deposits assessed at the SAIF rates, as of March 31, 1995, in order to recapitalize the SAIF. It also provides for the merger of the BIF and the SAIF on January 1, 1999 if no savings associations then exist. The special assessment rate was established at 0.657% of deposits by the FDIC and the resulting assessment of $456,000 on the Association was paid in November 1996. This special assessment significantly increased noninterest expense and adversely affected Peoples Federal's results of operations for the year ended June 30, 1997. As a result of the special assessment, Peoples Federal's deposit insurance premiums were reduced to 0.064% of deposits based upon its current risk classification and the new assessment schedule for SAIF insured institutions. These premiums are subject to change in future periods.

         Prior to the enactment of the legislation, a portion of the SAIF assessment imposed on savings associations was used to repay obligations issued by a federally chartered corporation to provide financing ("FICO") for resolving the thrift crisis in the 1980s. Although the FDIC has proposed that the SAIF assessment be equalized with the BIF assessment schedule, effective October 1, 1996, SAIF-insured institutions will continue to be subject to a FICO assessment as a result of this continuing obligation. Although the legislation also now requires assessments to be made on BIF-assessable deposits for this purpose, effective January 1, 1997, that assessment will be limited to 20% of the rate imposed on SAIF assessable deposits until the earlier of September 30, 1999 or when no savings association continues to exist, thereby imposing a greater burden on SAIF member institutions such as Peoples Federal. Thereafter, however, assessments on BIF-member institutions will be made on the same basis as SAIF-member institutions.

Regulatory Capital Requirements

         Federally insured savings associations, such as Peoples Federal, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings associations. These capital requirements must be generally as stringent as the comparable capital requirements for national banks. The OTS is also authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis.

         The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. At June 30, 1997, the Association did not have any intangible assets.

         The OTS regulations establish special capitalization requirements for savings associations that own subsidiaries. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks or engaged in certain other activities solely as agent for its customers are "includable" subsidiaries that are consolidated for capital purposes in proportion to the association's level of ownership. For excludable subsidiaries the debt and equity investments in such subsidiaries are deducted from assets and capital. Peoples Federal does not have any subsidiaries.

         At June 30, 1997, Peoples Federal had tangible capital of $17.1 million, or 16.6% of total assets, which is approximately $15.5 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

         The capital standards also require core capital equal to at least 3% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. As a result of the prompt corrective action provisions discussed below, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio. At June 30, 1997, Peoples Federal had no intangibles which were subject to these tests.

         At June 30, 1997, Peoples Federal had core capital equal to $17.1 million, or 16.6% of adjusted total assets, which is $14.0 million above the minimum leverage ratio requirement of 3% as in effect on that date.

          The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk- weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At June 30, 1997, Peoples Federal had $393,000 of general loss reserves, which was less than 1.25% of risk-weighted assets.

         Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. Peoples Federal had no such exclusions from capital and assets at June 30, 1997.

         In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, the OTS has assigned a risk weight of 50% for prudently underwritten permanent one- to four-family first lien mortgage loans not more than 90 days delinquent and having a loan to value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by the FNMA or FHLMC.

         OTS regulations also require that every savings association with more than normal interest rate risk exposure to deduct from its total capital, for purposes of determining compliance with such requirement, an amount equal to 50% of its interest-rate risk exposure multiplied by the present value of its assets. This exposure is a measure of the potential decline in the net portfolio value of a savings association, greater than 2% of the present value of its assets, based upon a hypothetical 200 basis point increase or decrease in interest rates (whichever results in a greater decline). Net portfolio value is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The rule will not become effective until the OTS evaluates the process by which savings associations may appeal an interest rate risk deduction determination. It is uncertain as to when this evaluation may be completed. Any savings association with less than $300 million in assets and a total capital ratio in excess of 12% is exempt from this requirement unless the OTS determines otherwise. At the present time, the proposal is not expected to have a material impact on the Association.

         On June 30, 1997, Peoples Federal had total capital of $17.5 million (including $17.1 million in core capital and $393,000 in qualifying supplementary capital) and risk-weighted assets of $65.1 million; or total capital of 26.9% of risk-weighted assets. This amount was $12.3 million above the 8% requirement in effect on that date.

         The OTS and the FDIC are authorized and, under certain circumstances required, to take certain actions against savings associations that fail to meet their capital requirements. The OTS is generally required to take action to restrict the activities of an "undercapitalized association" (generally defined to be one with less than either a 4% core capital ratio, a 4% Tier 1 risked-based capital ratio or an 8% risk-based capital ratio). Any such association must submit a capital restoration plan and until such plan is approved by the OTS may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OTS is authorized to impose the additional restrictions that are applicable to significantly undercapitalized associations.

          As a condition to the approval of the capital restoration plan, any company controlling an undercapitalized association must agree that it will enter into a limited capital maintenance guarantee with respect to the institution's achievement of its capital requirements.

         Any savings association that fails to comply with its capital plan or is "significantly undercapitalized" (i.e., Tier 1 risk-based or core capital ratios of less than 3% or a risk-based capital ratio of less than 6%) must be made subject to one or more of additional specified actions and operating restrictions which may cover all aspects of its operations and include a forced merger or acquisition of the association. An association that becomes "critically undercapitalized" (i.e., a tangible capital ratio of 2% or less) is subject to further mandatory restrictions on its activities in addition to those applicable to significantly undercapitalized associations. In addition, the OTS must appoint a receiver (or conservator with the concurrence of the FDIC) for a savings association, with certain limited exceptions, within 90 days after it becomes critically undercapitalized. Any undercapitalized association is also subject to the general enforcement authority of the OTS and the FDIC, including the appointment of a conservator or a receiver.

         The OTS is also generally authorized to reclassify an association into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

         The imposition by the OTS or the FDIC of any of these measures on the Association may have a substantial adverse effect on its operations and profitability.

Limitations on Dividends and Other Capital Distributions

         OTS regulations impose various restrictions on savings associations with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. OTS regulations also prohibit a savings association from declaring or paying any dividends or from repurchasing any of its stock if, as a result, the regulatory capital of the association would be reduced below the amount required to be maintained for the liquidation account established in connection with its mutual to stock conversion.

         Generally, savings associations, such as the Peoples Federal, that before and after the proposed distribution meet their capital requirements, may make capital distributions during any calendar year equal to the greater of 100% of net income for the year-to-date plus 50% of the amount by which the lesser of the association's tangible, core or risk-based capital exceeds its capital requirement for such capital component, as measured at the beginning of the calendar year, or 75% of their net income for the most recent four quarter period. However, an association deemed to be in need of more than normal supervision by the OTS may have its dividend authority restricted by the OTS. Peoples Federal may pay dividends in accordance with this general authority.

         Savings associations proposing to make any capital distribution need only submit written notice to the OTS 30 days prior to such distribution. Savings associations that do not, or would not meet their current minimum capital requirements following a proposed capital distribution, however, must obtain OTS approval prior to making such distribution. The OTS may object to the distribution during that 30-day period notice based on safety and soundness concerns. See "- Regulatory Capital Requirements."

         The OTS has proposed regulations that would revise the current capital distribution restrictions. Under the proposal a savings association may make a capital distribution without notice to the OTS (unless it is a subsidiary of a holding company) provided that it has a CAMEL 1 or 2 rating, is not of supervisory concern, and would remain adequately capitalized (as defined in the OTS prompt corrective action regulations) following the proposed distribution. Savings associations that would remain adequately capitalized following the proposed distribution but do not meet the other noted requirements must notify the OTS 30 days prior to declaring a capital distribution. The OTS stated it will generally regard as permissible that amount of capital distributions that do not exceed 50% of the institution's excess regulatory capital plus net income to date during the calendar year. A savings association may not make a capital distribution without prior approval of the OTS and the FDIC if it is undercapitalized before, or as a result of, such a distribution. As under the current rule, the OTS may object to a capital distribution if it would constitute an unsafe or unsound practice. No assurance may be given as to whether or in what form the regulations may be adopted.

Liquidity

         All savings associations, including Peoples Federal, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. For a discussion of what Peoples Federal includes in liquid assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in the 1997 Annual Report to Stockholders as attached hereto as Exhibit B and incorporated by reference herein. This liquid asset ratio requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the minimum liquid asset ratio is 5%.

         In addition, short-term liquid assets (e.g., cash, certain time deposits, certain bankers acceptances and short-term United States Treasury obligations) currently must constitute at least 1% of the association's average daily balance of net withdrawable deposit accounts and current borrowings. Penalties may be imposed upon associations for violations of either liquid asset ratio requirement. At June 30, 1997, the Association was in compliance with both requirements, with an overall liquid asset ratio of 15.64% and a short-term liquid assets ratio of 12.07%.

Qualified Thrift Lender Test

         All savings associations, including Peoples Federal, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments. At June 30, 1997, the Association met the test and has always met the test since its effectiveness.

         Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If an association does not requalify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to the BIF. If such an association has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national bank branching rights in its home state. In addition, the association is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends. If such association has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in prepayment penalties. If any association that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. See "- Holding Company Regulation."

Community Reinvestment Act

         Under the Community Reinvestment Act ("CRA"), every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with the examination of Peoples Federal, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by Peoples Federal. An unsatisfactory rating may be used as the basis for the denial of an application by the OTS.

         The federal banking agencies, including the OTS, have recently revised the CRA regulations and the methodology for determining an institution's compliance with the CRA. Due to the heightened attention being given to the CRA in the past few years, the Association may be required to devote additional funds for investment and lending in its local community. The Association was examined for CRA compliance in 1995 and received a rating of satisfactory.

Transactions with Affiliates

         Generally, transactions between a savings association or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the association's capital. Affiliates of Peoples Federal include the Holding Company and any company which is under common control with the Association. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. The OTS has the discretion to treat subsidiaries of savings associations as affiliates on a case by case basis.

         Certain transactions with directors, officers or controlling persons are also subject to conflict of interest regulations enforced by the OTS. These conflict of interest regulations and other statutes also impose restrictions on loans to such persons and their related interests. Among other things, such loans must be made on terms substantially the same as for loans to unaffiliated individuals.

Holding Company Regulation

         The Holding Company will be a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Holding Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Holding Company and its non-savings association subsidiaries which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association.

         As a unitary savings and loan holding company, the Holding Company generally is not subject to activity restrictions. If the Holding Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Holding Company and any of its subsidiaries (other than Peoples Federal or any other SAIF-insured savings association) would become subject to such restrictions unless such other associations each qualify as a QTL and were acquired in a supervisory acquisition.

         If Peoples Federal fails the QTL test, the Holding Company must obtain the approval of the OTS prior to continuing after such failure, directly or through its other subsidiaries, any business activity other than those approved for multiple savings and loan holding companies or their subsidiaries. In addition, within one year of such failure the Holding Company must register as, and will become subject to, the restrictions applicable to bank holding companies. The activities authorized for a bank holding company are more limited than are the activities authorized for a unitary or multiple savings and loan holding company. See "--Qualified Thrift Lender Test."

         The Holding Company must obtain approval from the OTS before acquiring control of any other SAIF- insured association. Such acquisitions are generally prohibited if they result in a multiple savings and loan holding company controlling savings associations in more than one state. However, such interstate acquisitions are permitted based on specific state authorization or in a supervisory acquisition of a failing savings association.

Federal Securities Law

         The stock of the Holding Company will be registered with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Holding Company will be subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

         Holding Company stock held by persons who are affiliates (generally officers, directors and principal stockholders) of the Holding Company may not be resold without registration or unless sold in accordance with certain resale restrictions. If the Holding Company meets specified current public information requirements, each affiliate of the Holding Company is able to sell in the public market, without registration, a limited number of shares in any three-month period.

Federal Reserve System

         The Federal Reserve Board requires all depository institutions to maintain noninterest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At June 30, 1997, Peoples Federal was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "--Liquidity."

         Savings associations are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

Federal Home Loan Bank System

         Peoples Federal is a member of the FHLB of Cincinnati, which is one of 12 regional FHLBs, that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures, established by the board of directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing.

         As a member, Peoples Federal is required to purchase and maintain stock in the FHLB of Cincinnati. At June 30, 1997, Peoples Federal had $763,000 in FHLB stock, which was in compliance with this requirement. In past years, Peoples Federal has received substantial dividends on its FHLB stock. Over the past five fiscal years such dividends have averaged 5.16% and were 7.02% for fiscal 1997.

         Under federal law the FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to low- and moderately-priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of Peoples Federal's FHLB stock may result in a corresponding reduction in Peoples Federal's capital.

         For the year ended June 30, 1997, dividends paid by the FHLB of Cincinnati to Peoples Federal totaled $49,000, which constitutes a $4,000 increase over the amount of dividends received in fiscal year 1996. The $13,000 dividend for the quarter ended June 30, 1997 reflects an annualized rate of 7.19%, or 0.17% above the rate for fiscal 1997.

Federal and State Taxation

         Savings associations such as Peoples Federal that meet certain conditions prescribed by the Internal Revenue Code of 1986, as amended (the "Code"), are permitted to establish reserves for bad debts and to make annual additions thereto which may, within specified formula limits, be taken as a deduction in computing taxable income for federal income tax purposes. The amount of the bad debt reserve deduction is computed under the experience method. Under the experience method, the bad debt reserve deduction is an amount determined under a formula based generally upon the bad debts actually sustained by the savings association over a period of years.

         In August 1996, legislation was enacted that repealed the percentage of taxable income method used by many thrifts, including the Association, to calculate their bad debt reserve for federal income tax purposes. As a result, small thrifts such as the Association must recapture that portion of the reserve that exceeds the amount that could have been taken under the experience method for tax years beginning after December 31, 1987. The recapture will occur over a six-year period, the commencement of which will be delayed until the first taxable year beginning after December 31, 1997, provided the institution meets certain residential lending requirements. At June 30, 1997, the Association had approximately $581,000 in bad debt reserves subject to recapture for federal income tax purposes. The deferred tax liability related to the recapture has been previously established so there will be no effect on future net income.

         In addition to the regular income tax, corporations, including savings associations such as Peoples Federal, generally are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation's regular taxable income (with certain adjustments) and tax preference items, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax and net operating losses can offset no more than 90% of alternative minimum taxable income.

         A portion of the Association's reserves for losses on loans may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of June 30, 1997, the portion of Peoples Federal's reserves subject to this treatment for tax purposes totaled approximately $1.7 million.

         Peoples Federal files federal income tax returns on a fiscal year basis using the accrual method of accounting. The Holding Company does not anticipate filing consolidated federal income tax returns with Peoples Federal. Savings associations that file federal income tax returns as part of a consolidated group are required by applicable Treasury regulations to reduce their taxable income for purposes of computing the percentage bad debt deduction for losses attributable to activities of the non-savings association members of the consolidated group that are functionally related to the activities of the savings association member.

         Peoples Federal has been audited by the IRS with respect to federal income tax returns through December, 1991. With respect to years examined by the IRS, either all deficiencies have been satisfied or sufficient reserves have been established to satisfy asserted deficiencies. In the opinion of management, any examination of still open returns (including returns of subsidiaries and predecessors of, or entities merged into, Peoples Federal) would not result in a deficiency which could have a material adverse effect on the financial condition of Peoples Federal.

         Ohio Taxation. The Association conducts its business in Ohio and consequently is subject to the Ohio corporate franchise tax. A financial institution subject to the Ohio corporate franchise tax levied in Ohio Revised Code pays a tax equal to 15 mills (.015) times its apportioned net worth. The apportionment factor consists of a business done factor, determined by reference to the total receipts of the financial institution from all sources, and a property factor, determined by reference to the net book value of all property owned by the financial institution. The financial institution may claim a credit equal to the annual assessment paid to the State pursuant to the Ohio Revised Code.

         Delaware Taxation. As a Delaware holding company, the Holding Company is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual fee to the State of Delaware. The Holding Company is also subject to an annual franchise tax imposed by the State of Delaware.

Impact of New Accounting Standards

         Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," was issued by the Financial Accounting Standards Board ("FASB") in 1996. It revises the accounting for transfers of financial assets, such as loans and securities, and for distinguishing between sales and secured borrowings. It was originally effective for some transactions in 1997 and others in 1998. SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125" was issued in December 1996. SFAS No. 127 defers for one year the effective date of provisions related to securities lending, repurchase agreements and other similar transactions. The remaining portions of SFAS 125 became effective January 1, 1997. SFAS No. 125 did not have a material impact on the Corporation's financial statements.

         In March 1997, the FASB issued SFAS No. 128, "Earnings Per Share," which is effective for periods ending after December 15, 1997, including interim periods. SFAS No. 128 simplifies the calculation of earnings per share ("EPS") by replacing primary EPS with basic EPS. It also requires dual presentation of basic EPS and diluted EPS for entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in earnings such as stock options, warrants or other common stock equivalents. All prior period EPS data will be restated to conform with the new presentation.

         In  February  1997,  the FASB  issued  SFAS No.  129,  "Disclosures  of
Information about Capital Structure." SFAS No. 129 consolidated existing accounting guidance relating to disclosure about a company's capital structure. Public companies generally have always been required to make disclosures now required by SFAS No. 129 and, therefore, SFAS No. 129 should have no impact on the Corporation. SFAS No. 129 is effective for financial statements for periods ending after December 15, 1997.

         In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement significantly changes the way the public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about reportable segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 uses a "management approach" to disclose financial and descriptive information about an enterprise's reportable operating segments which is based on reporting information the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. For many enterprises, the management approach will likely result in more segments being reported. In addition, the Statement requires significantly more information to be disclosed for each reportable segment than is presently being reported in annual financial statements. The Statement also requires that selected information be reported in interim financial statements. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997.

Competition

         Peoples Federal experiences strong competition both in originating real estate loans and in attracting deposits. This competition arises from a highly competitive market area with numerous savings institutions and commercial banks, as well as credit unions, mortgage bankers and national and local securities firms. The Association competes for loans principally on the basis of the interest rates and loan fees it charges, the types of loans it originates and the quality of services it provides to borrowers.

         The Association attracts all of its deposits through the community in which its office is located; therefore, competition for those deposits is principally from other savings institutions, commercial banks, securities firms, money market and mutual funds and credit unions located in the same community. The ability of the Association to attract and retain deposits depends on its ability to provide an investment opportunity that satisfies the requirements of investors as to rate of return, liquidity, risk, convenient locations and other factors. The Association competes for these deposits by offering a variety of deposit accounts at competitive rates, convenient business hours and a customer-oriented staff. At June 30, 1997, Shelby County had 7 banks with 19 offices and one home-based thrift with one office. The Association estimates its market share of savings deposits in the Shelby County market area to be approximately 12%.

Employees

         At June 30, 1997, the Association had a total of 16 full-time employees, 12 of which have been employed by Peoples Federal for at least 10 years, and 4 part-time employees. None of the Association's employees are represented by any collective bargaining group. Management considers its employee relations to be good.

Executive Officers of the Registrant Who Are Not Directors

         The following information as to the business experience during the past five years is supplied with respect to the executive officers of the Company and the Association who do not serve on the Company's Board of Directors. Executive officers of the Company are elected annually to serve until their successors are elected or until they resign or are removed by the Board of Directors. There are no arrangements or understandings between the persons named and any other person pursuant to which such officers were elected.

         David R. Fogt. Mr. Fogt, age 46, is Vice President of Operations and Financial Services of the Association. He is responsible for the overall administration of the Association with direct responsibilities in consumer lending and asset and liability management. He has been employed by Peoples Federal since 1983.

         Gary N. Fullenkamp. Mr. Fullenkamp, age 41, is Vice President of Mortgage Loans and Corporate Secretary of the Association. He is responsible for mortgage lending operations of the Association, including underwriting and processing of mortgage loan activity. He has been employed by Peoples Federal since 1979.

         Debra A. Geuy. Mrs. Geuy, age 39, is Treasurer of the Association. She is responsible for overseeing the financial functions of the Association. She has been employed by Peoples Federal since 1978.

Item 2. Properties

         The following table sets forth information concerning the main office and a drive-in facility of the Association at June 30, 1997. The Association believes that its current facilities are adequate. The Association also maintains a 24- hour ATM at its main office location.


                                                                  Net Book
                                                  Owned            Value at
                                   Year             or            June 30,
Location                          Opened          Leased            1997
--------                          ------         --------          -----

Main Office:

101 East Court Street              1917           Owned           $250,000
Sidney, Ohio 45365

Drive-In:

232 S. Ohio Avenue                 1971           Owned           $186,000
Sidney, Ohio 45365


         The Association's depositor and borrower customer files are maintained by an independent data processing company. The net book value of the data processing and computer equipment utilized by the Association at June 30, 1997 was approximately $69,000.

Item 3.  Legal Proceedings

         From time to time, the Association is involved as plaintiff or defendant in various legal proceedings arising in the normal course of its business. While the ultimate outcome of these various legal proceedings cannot be predicted with certainty, it is the opinion of management that the resolution of these legal actions should not have a material effect on the Association's financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended June 30, 1997.


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         Page 4 of the Company's 1997 Annual Report to Stockholders is herein incorporated by reference.

Item 6.  Management's Discussion and Analysis or Plan of Operation

         Pages 8 through 19 of the Company's 1997 Annual Report to Stockholders are herein incorporated by reference.

Item 7.  Financial Statements

         Pages 20 through 45 of the Company's 1997 Annual Report to Stockholders are herein incorporated by reference.

Item 8.  Changes in and Disagreements With Accountants on
         Accounting and Financial Disclosure

         There has been no Current Report on Form 8-K filed within 24 months prior to the date of the most recent financial statements reporting a change of accountants and/or reporting disagreements on any matter of accounting principle or financial statement disclosure.


                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors

         Information concerning Directors of the Company is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1997, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Executive Officers

         Information concerning the executive officers of the Company who are not directors is incorporated by reference from Part I of this Form 10-KSB under the caption "Executive Officers of the Registrant Who Are Not Directors."




Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the SEC reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended June 30, 1997, the Registrant complied with all Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners.

Item 10.      Executive Compensation

         Information concerning executive compensation is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1997, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 11.      Security Ownership of Certain Beneficial Owners and Management

         Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1997, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.      Certain Relationships and Related Transactions

         Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1997, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 13.      Exhibits and Reports on Form 8-K

         (a)  Exhibits

                                                                             Reference to
                                                                             Prior Filing
                                                                              or Exhibit
    Regulation                                                                  Number
   S-B Exhibit                                                                 Attached
      Number                              Document                              Hereto
      ------                              --------                              ------
        2         Plan of acquisition, reorganization, arrangement,              None
                  liquidation or succession
       3(i)       Certificate of Incorporation                                    *
      3(ii)       By-Laws                                                         *
        4         Instruments defining the rights of holders, including           *
                  indentures
        9         Voting trust agreement                                         None
       10.1       Employee Stock Ownership Plan                                   *
       10.2       Form of Employment Agreement with Douglas Stewart               *
       10.3       Form of Employment Agreement with David R. Fogt,                *
                  Gary N. Fullenkamp, Debra A. Geuy and Steven Goins
       10.4       401k Plan                                                       *
       10.5       Incentive Bonus Plan                                            *
        11        Statement re: computation of per share earnings                None
        13        Annual report to security holders                               13
        16        Letter on change in certifying accountant                      None
        18        Letter on change in accounting principles                      None
        21        Subsidiaries of Registrant                                      21
        22        Published report regarding matters submitted to vote           None
        23        Consents of experts and counsel                            Not required
        24        Power of attorney                                          Not required
        27        Financial data schedule                                         27
        99        Additional exhibits                                        Not required


* Filed as exhibits to the Registrant's Form S-1 registration statement (File No. 333-20461) and incorporated herein by reference.


         (b)  Reports on Form 8-K

         The Company filed no reports on Form 8-K for the three month period ended June 30, 1997.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


PEOPLES-SIDNEY FINANCIAL CORPORATION





By:   /s/Douglas Stewart
     -------------------
         Douglas Stewart
           President, Chief Executive Officer and Director
           (Duly Authorized Representative)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.



/s/Douglas Stewart                                    /s/James W. Kerber
----------------------------------                    --------------------------
Douglas Stewart                                       James W. Kerber
President, Chief Executive Officer                    Director
and Director
(Principal Executive Officer)


Date: September 29, 1997                              Date: September 29, 1997



/s/Richard T. Martin                                  /s/John W. Sargeant
----------------------------------                    --------------------------
Richard T. Martin                                     John W. Sargeant
Chairman of the Board                                 Director


Date: September 29, 1997                              Date: September 29, 1997

/s/Robert W. Bertsch                                  /s/Debra A. Geuy
----------------------------------                    --------------------------
Robert W. Bertsch                                     Debra A. Geuy
Director                                              Treasurer
                                                      (Principal Financial and
                                                       Accounting Officer)



Date: September 29, 1997                              Date: September 29, 1997



/s/Harry N. Faulkner
----------------------------------
Harry N. Faulkner
Director



Date: September 29, 1997

                                INDEX TO EXHIBITS



  Number
  ------
    13          Portions of Annual Report to Security Holders

    21          Subsidiaries of the Registrant

    27          Financial Data Schedule