Form 10QSB
period 1997-09-30
PEOPLES SIDNEY FINANCIAL CORP
filed 1997-11-10
CIK 1031340

FORM 10-QSB

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

 (Mark One)

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For Quarterly Period ended September 30, 1997

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from __________ to ____________.

                         Commission File Number 0-22223

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
        (Exact name of small business issuer as specified in its charter)

             Delaware                                         31-1499862

(State or other jurisdiction of                             (IRS Employer
  incorporation or organization)                            Identification No.)

                     101 E. Court Street, Sidney, Ohio 45365
                    (Address of principal executive offices)

                                 (937) 492-6129
                           (Issuer's telephone number)

Check whether the small business issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the small business issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   [ X ]     No  [   ]

As of November 3, 1997, the latest  practicable  date,  1,785,375  shares of the
small  business   issuer's  common  shares,   no  par  value,  were  issued  and
outstanding.

                     PEOPLES - SIDNEY FINANCIAL CORPORATION



                                      INDEX










PART I - FINANCIAL INFORMATION (UNAUDITED)

      Consolidated Balance Sheets...............................................

      Consolidated Statements of Income.........................................

      Condensed Consolidated Statements of Changes of Shareholders' Equity......

      Consolidated Statements of Cash Flows.....................................

      Notes to Financial Statements.............................................


      Management's Discussion and Analysis of
        Financial Condition and Results of Operations...........................



PART II - OTHER INFORMATION.....................................................

SIGNATURES .....................................................................

                              PEOPLES - SIDNEY FINANCIAL CORPORATION
                                   CONSOLIDATED BALANCE SHEETS
                                           (Unaudited)

                                                                 September 30,          June 30,
                                                                     1997                1997
                                                                -------------      -------------
ASSETS
Cash and amounts due from depository institutions .........     $     750,599      $     297,722
Interest-bearing deposits in other banks ..................         1,183,791          1,498,104
Overnight deposits ........................................              --            1,000,000
                                                                -------------      -------------
     Total cash and cash equivalents ......................         1,934,390          2,795,826

Time deposits with other financial institutions ...........         3,000,000          5,000,000
Securities available for sale .............................         2,523,358          2,012,802
Securities held to maturity (Estimated fair value of
  $1,499,375 and $1,996,795 at September 30, 1997
  and June 30, 1997) ......................................         1,499,609          1,999,375
Loans receivable, net .....................................        91,405,358         88,924,339
Accrued interest receivable ...............................           806,092            735,462
Premises and equipment, net ...............................           751,656            755,286
Federal Home Loan Bank stock available for sale ...........           776,400            762,500
Other assets ..............................................           137,880            156,772
                                                                -------------      -------------

     Total assets .........................................     $ 102,834,743      $ 103,142,362
                                                                =============      =============

LIABILITIES
Deposits ..................................................     $  76,398,709      $  77,045,430
Accrued expense and other liabilities .....................           421,951            385,219
                                                                -------------      -------------
     Total liabilities ....................................        76,820,660         77,430,649


SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value, 500,000 shares authorized,
  none issued and outstanding
Common stock, $.01 par value, 3,500,000 shares authorized,
  1,785,375 shares issued and outstanding .................            17,854             17,854
Additional paid-in capital ................................        17,248,648         17,234,087
Retained earnings .........................................        10,031,903          9,776,982
Unearned employee stock ownership plan shares .............        (1,300,780)        (1,326,280)
Unrealized gain on securities available for sale ..........            16,458              9,070
                                                                -------------      -------------
     Total shareholders' equity ...........................        26,014,083         25,711,713
                                                                -------------      -------------

     Total liabilities and shareholder's equity ...........     $ 102,834,743      $ 103,142,362
                                                                =============      =============

See accompanying notes to financial statements.

                              PEOPLES - SIDNEY FINANCIAL CORPORATION
                                CONSOLIDATED STATEMENTS OF INCOME
                                           (Unaudited)

                                                                         Three Months Ended
                                                                            September 30,
                                                                       1997              1996
                                                                   -----------       -----------
Interest income
     Loans, including fees .................................       $ 1,836,110       $ 1,608,487
     Securities ............................................            63,563            33,828
     Interest-bearing demand and overnight deposits ........            80,784            26,443
     Dividends on Federal Home Loan Bank stock .............            13,934            11,736
                                                                   -----------       -----------
         Total interest income .............................         1,994,391         1,680,494

Interest expense
     Deposits ..............................................           979,265           947,429
     Other borrowings ......................................              --              21,013
                                                                   -----------       -----------
         Total interest expense ............................           979,265           968,442
                                                                   -----------       -----------

Net interest income ........................................         1,015,126           712,052
Provision for loan losses ..................................            26,083            18,308
                                                                   -----------       -----------

Net interest income after provision for loan losses ........           989,043           693,744
                                                                   -----------       -----------

Noninterest income
     Service fees and other charges ........................            15,868            12,730
                                                                   -----------       -----------

Noninterest expense
     Compensation and benefits .............................           223,013           169,842
     Occupancy and equipment ...............................            39,426            35,650
     Computer processing expense ...........................            36,926            35,566
     FDIC deposit insurance premiums .......................            12,710           499,936
     State franchise taxes .................................            35,081            31,726
     Other .................................................           133,701            81,330
                                                                   -----------       -----------
         Total noninterest expense .........................           480,857           854,050
                                                                   -----------       -----------

Income (loss) before income taxes ..........................           524,054          (147,576)

Provision for income taxes .................................           186,495           (50,176)
                                                                   -----------       -----------

Net income (loss) ..........................................       $   337,559       $   (97,400)
                                                                   ===========       ===========

Earnings per common share ..................................       $      0.20       $      --
                                                                   ===========       ===========

See accompanying notes to financial statements.

                              PEOPLES - SIDNEY FINANCIAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
                              SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                                          Three Months
                                                                         Ended September 30,
                                                                       1997              1996
Balance, beginning of period ................................     $ 25,711,713      $  9,212,537

Net income (loss) ...........................................          337,559           (97,400)

Cash dividends of $.05 per share ............................          (82,638)             --

Commitment to release 2,550 employee stock ownership plan
  shares at fair value ......................................           40,061              --

Change in unrealized gain on
  securities available for sale .............................            7,388              --
                                                                  ------------      ------------

Balance, end of period ......................................     $ 26,014,083      $  9,115,137
                                                                  ============      ============

See accompanying notes to financial statements.

                              PEOPLES - SIDNEY FINANCIAL CORPORATION
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (Unaudited)

                                                                           Three Months Ended
                                                                               September 30,
                                                                           1997             1996
                                                                      -----------      -----------
Cash flows from operating activities
     Net income (loss) ..........................................     $   337,559      $   (97,400)
     Adjustments to reconcile net income to net cash from
       operating activities
         Depreciation ...........................................          11,784           13,246
         Provision for loan losses ..............................          26,083           18,308
         FHLB stock dividends ...................................         (13,900)         (11,700)
         Gain on sale of premises and equipment
         Compensation expense related to ESOP shares ............          40,061             --
         Change in
              Accrued interest receivable and other assets ......         (44,114)        (121,557)
              Accrued expense and other liabilities .............          32,925          348,183
              Deferred loan fees ................................          (5,343)          (2,302)
                                                                      -----------      -----------
                  Net cash from operating activities ............         385,055          146,778

Cash flows from investing activities
     Purchases of securities available for sale .................        (499,219)            --
     Maturities of securities held to maturity ..................         500,000          500,000
     Proceeds from maturities of time deposits in other financial
       institutions .............................................       3,000,000             --
     Purchase of time deposits in other financial institutions ..      (1,000,000)            --
     Net increase in loans ......................................      (2,509,759)      (3,790,845)
     Premises and equipment expenditures ........................          (8,154)            --
     Proceeds from sale of real estate owned ....................            --             42,652
                                                                      -----------      -----------
         Net cash from investing activities .....................        (517,132)      (3,248,193)

Cash flows from financing activities
     Net increase in deposits ...................................        (646,721)      (1,674,526)
     Net change in Federal Home Loan Bank advances ..............            --          3,500,000
     Cash dividends paid ........................................         (82,638)            --
                                                                      -----------      -----------
         Net cash from financing activities .....................        (729,359)       1,825,474
                                                                      -----------      -----------

Net change in cash and cash equivalents .........................        (861,436)      (1,275,941)

Cash and cash equivalents at beginning of period ................       2,795,826        2,720,809
                                                                      -----------      -----------

Cash and cash equivalents at end of period ......................     $ 1,934,390      $ 1,144,868
                                                                      ===========      ===========

                              PEOPLES - SIDNEY FINANCIAL CORPORATION
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (Unaudited)
                                           (continued)

                                                                           Three Months Ended
                                                                               September 30,
                                                                           1997             1996
                                                                      -----------      -----------
Supplemental disclosures of cash flow information
     Cash paid during the year for
         Interest ...............................................     $   983,034      $   987,732
         Income taxes ...........................................         100,000             --

     Noncash transactions
         Transfer from loans to real estate owned ...............            --             42,652

See accompanying notes to financial statements.

                     PEOPLES - SIDNEY FINANCIAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of Peoples - Sidney Financial Corporation ("Corporation") at September 30, 1997, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions of Form 10-QSB and therefore do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances, and should be read in conjunction with the financial statements and notes thereto of the Corporation for the year ended June 30, 1997, included in its 1997 Annual Report. Reference is made to the accounting policies of the Corporation described in the notes to financial statements contained in its 1997 Annual Report. The Corporation has consistently followed these policies in preparing this Form 10-QSB.

The accompanying consolidated financial statements include accounts of the Corporation and its wholly-owned subsidiary, The Peoples Federal Savings and Loan Association (the Association). All significant intercompany transactions and balances have been eliminated.

The Corporation and the Association's revenues, operating income and assets are primarily from the financial institution industry. The Association is engaged primarily in the business of making residential real estate loans and accepting deposits. Its operations are conducted solely through its main office located in Sidney, Ohio. The Association's market area consists of Shelby and surrounding counties.

To prepare financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The collectibility of loans, fair values of financial instruments and status of contingencies are particularly subject to change.

The provision for income taxes is based upon the effective tax rate expected to be applicable for the entire year. Income tax expense is the sum of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

                     PEOPLES - SIDNEY FINANCIAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings per common share is computed by dividing net income by the weighted average number of shares outstanding during the year. As more fully discussed in
Note 2, the Association converted from mutual to stock ownership with the concurrent formation of a holding company effective April 25, 1997. The weighted average number of shares outstanding for the three-month period ended September 30, 1997 was 1,653,615. Unreleased ESOP shares are not considered to be outstanding shares for the purpose of determining the weighted average number of shares used in the earnings per common share calculation. No earnings per common share is shown for the three months ended September 30, 1996, as prior to April 25, 1997, the Association was a mutual company. The financial information for the three months ended September 30, 1996 reflects the Association prior to conversion.

Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinquishments of Liabilities," was issued by the Financial Accounting Standards Board ("FASB") in 1996. It revises the accounting for transfers of financial assets, such as loans and securities, and for distinguishing between sales and secured borrowings. It was originally effective for some transactions in 1997 and others in 1998. SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125" was issued in December 1996. SFAS 127 defers, for one year, the effective date of provisions related to securities lending, repurchase agreements and other similar transactions. The remaining portions of SFAS 125 will continue to be effective January 1, 1997. SFAS 125 did not have a material impact on the Corporation's financial statements.

In March 1997, the FASB issued SFAS No. 128, "Earnings Per Share" which is effective for financial statements for periods ending after December 15, 1997, including interim periods. SFAS 128 simplifies the calculation of earnings per share ("EPS") by replacing primary EPS with basic EPS. It also requires dual presentation of basic EPS and diluted EPS for entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in earnings such as stock options, warrants or other common stock equivalents. All prior period EPS data will be restated to conform with the new presentation. This statement will not impact the Corporation as it currently has no common stock equivalents.

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

                     PEOPLES - SIDNEY FINANCIAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. It does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement.

SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement significantly changes the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about reportable segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 uses a "management approach" to disclose financial and descriptive information about an enterprise's reportable operating segments which is based on reporting information the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. For many enterprises, the management approach will likely result in more segments being reported. In addition, the Statement requires significantly more information to be disclosed for each reportable segment than is presently being reported in annual financial statements. The Statement also requires that selected information be reported in interim financial statements. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997

                     PEOPLES - SIDNEY FINANCIAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE 2 - CONSUMMATION OF THE CONVERSION TO A STOCK SAVINGS
AND LOAN ASSOCIATION WITH THE CONCURRENT FORMATION OF
A HOLDING COMPANY

On November 8, 1996, the Board of Directors of the Association, unanimously adopted a Plan of Conversion to convert from a federally chartered mutual savings and loan association to a federally chartered stock savings and loan association with the concurrent formation of a holding company, Peoples-Sidney Financial Corporation. The conversion was consummated on April 25, 1997 by amending the Association's charter and the sale of the holding company's common stock in an amount equal to the market value of the Association after giving effect to the conversion. Common shares of the Corporation were offered in accordance with the plan of conversion. A total of 1,785,375 common shares of the Corporation were sold at $10.00 per share and net proceeds from the sale were $17,217,944 after deducting the costs of conversion.

The Corporation retained 50% of the net proceeds from the sale of common shares. The remainder of the net proceeds were invested in the capital stock issued by the Association to the Corporation as a result of the conversion.

At the time of conversion, the Association established a liquidation account in an amount equal to its regulatory capital as of the latest practicable date prior to the conversion. In the event of a complete liquidation, each eligible depositor will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held.

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

NOTE 3 - SECURITIES

The amortized cost and estimated fair values of securities are summarized as follows:

                                                                September 30, 1997
                                        ----------------------------------------------------------------
                                                              Gross          Gross           Estimated
                                             Amortized     Unrealized     Unrealized           Fair
                                               Cost           Gains         Losses             Value
                                         --------------     ----------    -----------    ---------------
Securities available for sale
  U.S. Government agencies               $    2,498,421     $   24,937    $        --    $     2,523,358
                                         ==============     ==========    ===========    ===============
Securities held to maturity
  U.S. Government agencies               $    1,499,609     $       80    $       314    $     1,499,375
                                         ==============     ==========    ===========    ===============

                     PEOPLES - SIDNEY FINANCIAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)



                                                                   June 30, 1997
                                        ----------------------------------------------------------------
                                                              Gross          Gross           Estimated
                                             Amortized     Unrealized     Unrealized           Fair
                                               Cost           Gains         Losses             Value
                                         --------------     ----------    -----------    ---------------
Securities available for sale
  U.S. Government agencies               $    1,999,060     $   13,742    $        --    $     2,012,802
                                         ==============     ==========    ===========    ===============

Securities held to maturity
  U.S. Government agencies               $    1,999,375     $       --    $     2,580    $     1,996,795
                                         ==============     ==========    ===========    ===============

The amortized cost and estimated fair values of securities, by contractual maturity, at September 30, 1997 are shown below. Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                     Estimated
                                                                  Amortized            Fair
                                                                    Cost               Value
                                                               --------------    ---------------
Securities available for sale
           Due after one year through five years               $    2,498,421    $     2,523,358
                                                               ==============    ===============

Securities held to maturity
           Due in one year or less                             $      999,609    $       999,295
           Due after one year through five years                      500,000            500,080
                                                               --------------    ---------------

                                                               $    1,499,609    $     1,499,375
                                                               ==============    ===============

NOTE 3 - SECURITIES (Continued)

No securities were sold during the three month periods ended September 30, 1997 and 1996. No securities were pledged as collateral at September 30, 1997 or June 30, 1997.

                     PEOPLES - SIDNEY FINANCIAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 4 - LOANS RECEIVABLE

Loans receivable are summarized as follows:

                                                  September 30,        June 30,
                                                       1997              1997
                                                  ------------      ------------
Mortgage loans:
     1-4 family residential .................     $ 76,979,931      $ 75,808,323
     Multi-family residential ...............          384,680           219,153
     Commercial real estate .................        6,159,926         5,842,476
     Real estate construction and development        6,991,883         6,551,430
     Land ...................................        1,088,867         1,446,838
                                                  ------------      ------------
         Total mortgage loans ...............       91,605,287        89,868,220
Consumer and other loans ....................        2,501,205         2,314,263
                                                  ------------      ------------
         Total loans receivable .............       94,106,492        92,182,483
Less:
     Allowance for loan losses ..............         (412,695)         (397,159)
     Loans in process .......................       (2,135,592)       (2,702,795)
     Deferred loan fees .....................         (152,847)         (158,190)
                                                  ------------      ------------

                                                  $ 91,405,358      $ 88,924,339
                                                  ============      ============

Activity in the allowance for loan losses is summarized as follows:

                                                           Three Months
                                                        Ended September 30,
                                                  -----------------------------
                                                       1997            1996
                                                  ------------     ------------

         Balance at beginning of period           $    397,159     $    307,308
         Provision for losses                           26,083           18,308
         Charge-offs                                   (10,547)          (5,073)
         Recoveries                                         --               --
                                                  ------------     ------------

         Balance at end of period                 $    412,695     $    320,543
                                                  ============     ============

As of and for the three months ended September 30, 1997 and 1996, no loans were required to be evaluated for impairment on a loan-by-loan basis within the scope of SFAS No. 114.

                     PEOPLES - SIDNEY FINANCIAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE 5 - BORROWINGS

At September 30, 1997 and June 30, 1997, the Association had a cash management line of credit enabling it to borrow up to $5,000,000 with the Federal Home Loan Bank (FHLB) of Cincinnati. The line of credit must be renewed on an annual basis. No borrowings were outstanding on this line of credit at September 30, 1997 and June 30, 1997. As a member of the Federal Home Loan Bank system, the Association has the ability to obtain additional borrowings up to a maximum total of approximately $15,528,000, including the line of credit. Advances under the borrowing agreements are collateralized by a blanket pledge of the Association's residential mortgage loan portfolio and Federal Home Loan Bank stock.


NOTE 6 - COMMITMENTS, CONTINGENCIES AND FINANCIAL INSTRUMENTS
WITH OFF-BALANCE SHEET RISK

Various contingent liabilities are not reflected in the financial statements, including claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material effect on financial condition or results of operations.

Some financial instruments are used in the normal course of business to meet financing needs of customers and reduce exposure to interest rate changes. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. These involve, to varying degrees, credit risk in excess of the amount reported in the financial statements.

Exposure to credit loss if the other party does not perform is represented by contractual amount for commitments to extend credit, standby letters of credit and financial guarantees written. The same credit policies are used for commitments and conditional obligations as are used for loans. The amount of collateral obtained, if deemed necessary, on extension of credit is based on management's credit evaluation and generally consists of residential or commercial real estate.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being used, the total commitments do not necessarily represent future cash requirements.

                     PEOPLES - SIDNEY FINANCIAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 6 - COMMITMENTS, CONTINGENCIES AND FINANCIAL INSTRUMENTS
WITH OFF-BALANCE SHEET RISK (Continued)

As of September 30, 1997 and June 30, 1997, the Corporation had commitments to make fixed rate commercial and residential real estate mortgage loans at current market rates approximating $232,000 and $156,000, and variable rate commercial and residential real estate mortgage loans at current market rates approximating $449,000 and $876,000. Loan commitments are generally for 30 days. The interest rates on fixed rate commitments ranged from 7.75% to 8.25% at September 30, 1997 and were 8.25% at June 30, 1997. The interest rates on variable rate commitments ranged from 7.50% to 8.25% at September 30, 1997 and 7.25% to 8.50% at June 30, 1997. The Corporation also had unused lines of credit approximating $562,000 and $622,000 at September 30, 1997 and June 30, 1997.

At September 30, 1997 and June 30, 1997, the Association was required to have $258,000 and $298,000 on deposit with its correspondent banks as compensating clearing requirement.

The Association entered into employment agreements with certain officers of the Corporation and Association. The agreements provide for a term of one to three years and a salary and performance review by the Board of Directors not less often than annually, as well as inclusion of the employee in any formally established employee benefit, bonus, pension and profit-sharing plans for which management personnel are eligible. The agreements provide for extensions for a period of one year on each annual anniversary date, subject to review and approval of the extension by disinterested members of the Board of Directors of the Association. The employment agreements also provide for vacation and sick leave.


NOTE 7 - EMPLOYEE STOCK OWNERSHIP PLAN

The Corporation offers an employee stock ownership plan ("ESOP") for the benefit of substantially all employees of the Corporation and the Association. During July 1997, the ESOP received a favorable determination letter from the Internal Revenue Service on the qualified status of the ESOP under applicable provisions of the Internal Revenue Code.

The ESOP borrowed funds from the Corporation in order to acquire common shares of the Corporation. The loan is secured by the shares purchased with the loan proceeds and will be repaid by ESOP with funds from the Association's discretionary contributions to the ESOP and earnings on ESOP assets. All dividends on unallocated shares received by the ESOP are used to pay debt service. The shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid. As payments are made and the shares are released from the suspense account, such shares will be validly issued, fully paid and nonassessable.

                     PEOPLES - SIDNEY FINANCIAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 7 - EMPLOYEE STOCK OWNERSHIP PLAN (Continued)

The Corporation accounts for the ESOP in accordance with Statement of Position ("SOP") 93-6. Accordingly, the shares pledged as collateral are reported as unearned ESOP shares in the Consolidated Balance Sheets. As shares are released from collateral, the Corporation reports compensation expense equal to the current market price of the shares and the shares become outstanding for earnings-per-share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest. ESOP compensation expense was $40,061 for the three months ended September 30, 1997.

The ESOP shares as of September 30, 1997 and June 30, 1997 were as follows:


                                                 September 30,          June 30,
                                                      1997                1997
                                                   ----------         ----------


Allocated shares .........................         $   10,202         $   10,202
Shares released for allocation ...........              2,550
Unreleased shares ........................            130,078            132,628
                                                   ----------         ----------
     Total ESOP shares ...................         $  142,830         $  142,830
                                                   ==========         ==========

Fair value of unreleased shares ..........         $2,146,287         $1,865,081
                                                   ==========         ==========

                     PEOPLES - SIDNEY FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

On the following pages, management presents an analysis of the financial condition of Peoples - Sidney Financial Corporation (the "Corporation") as of September 30, 1997, compared to June 30, 1997, and results of operations for the three months ended September 30, 1997, compared with the same period in 1996. This discussion is designed to provide a more comprehensive review of the operating results and financial position than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the interim financial statements and related footnotes included herein.

In addition to the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Economic circumstances, the Corporation's operations and actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein but also include changes in the economy and interest rates in the nation and the Association's general market area.

On November 8, 1996, the Board of Directors of the Peoples Federal Savings and Loan Association (the "Association") unanimously adopted a Plan of Conversion to convert from a federally chartered mutual savings and loan association to a federally chartered stock savings and loan association with the concurrent formation of a holding company, Peoples-Sidney Financial Corporation. The conversion was consummated on April 25, 1997 by amending the Association's charter and the sale of the holding company's common stock in an amount equal to the market value of the Association after giving effect to the conversion. A total of 1,785,375 common shares of the Corporation were sold at $10.00 per share and net proceeds from the sale were $17,217,944 after deducting the costs of conversion.

The Corporation retained 50% of the net proceeds from the sale of common shares. The remainder of the net proceeds were invested in the capital stock issued by the Association to the Corporation as a result of the conversion.

The Corporation is a financial intermediary primarily engaged in the business of attracting savings deposits from the general public and investing such funds in permanent mortgage loans secured by one- to four-family residential real estate located in Shelby, Logan, Auglaize, Miami, Darke and Champaign Counties, Ohio. The Corporation also originates, to a lesser extent, loans for the construction of one- to four-family residential real estate loans secured by multi-family residential real estate (over four units) and nonresidential real estate, and consumer loans and invests in U.S. government obligations, interest-bearing deposits in other financial institutions and other investments permitted by applicable law.

Financial Condition

Total assets at September 30, 1997 were $102.8 million compared to $103.1 million at June 30, 1997, a decrease of $ 300,000, or 0.3%. The decrease in total assets was primarily due to a decline in overnight deposits and time deposits with other financial institutions partially offset by an increase in loans.

                     PEOPLES - SIDNEY FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Loans receivable increased $2.5 million from June 30, 1997 to $91.4 million at September 30, 1997. The Corporation experienced increases in all mortgage loan categories except for land loans. The largest increase was in one- to four-family residential real estate loans which increased $1.2 million. These increases are reflective of a strong local economy coupled with attractive loan rates and products compared to the local competition. The Corporation's consumer loan portfolio increased $187,000 between June 30, 1997 and September 30, 1997. Consumer loans remain a small portion of the entire loan portfolio and represented 2.7% and 2.6% of gross loans at September 30, 1997 and June 30, 1997.

The decrease in overnight deposits and time deposits with other financial institutions was the result of the redirection of funds provided from the maturities of time deposits and other available funds to provide for loan growth. Total securities remained relatively unchanged as the Corporation replaced a matured held-to-maturity security with an available-for-sale security.

Total deposits decreased $647,000 from $77.0 million at June 30, 1997 to $76.4 million at September 30, 1997. The Corporation experienced the most change in passbook savings accounts and negotiable order of withdrawal ("NOW") accounts as they declined $605,000 and $578,000 respectively. Management believes the decline was the result of special interest rate promotions on certificates of deposit by its local competitors, which attracted funds from these liquid deposit accounts. The decline in passbook savings and NOW accounts was partially offset by an increase in certificates of deposit, Christmas club accounts, statement savings and Individual Retirement Accounts. Almost all certificates of deposit mature in less than five years with the majority maturing in the next two years.

As a secondary source of liquidity, the Association maintains a $5 million cash management arrangement with the Federal Home Loan Bank ("FHLB") of Cincinnati. There were no advances outstanding at September 30, 1997 or June 30, 1997. The advances are variable rate and can be prepaid at any time without a penalty. Advances may be obtained from the FHLB to fund future loan growth and liquidity as needed.

Results of Operations

The operating results of the Corporation are affected by the general economic conditions, the monetary and fiscal policies of federal agencies and the regulatory policies of agencies that regulate financial institutions. The Corporation's cost of funds is influenced by interest rates on competing investments and general market rates of interest. Lending activities are influenced by the demand for real estate loans and other types of loans, which in turn is affected by the interest rates at which such loans are made, general economic conditions and the availability of funds for lending activities.

                     PEOPLES - SIDNEY FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Corporation's net income primarily depends upon its net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and securities, and interest expense incurred on interest-bearing liabilities, such as deposits and other borrowings. The level of net interest income is dependent upon the interest rate environment and the volume and composition of interest-earning assets and interest-bearing liabilities. Net income is also affected by provisions for loan losses, service charges, gains on the sale of assets and other income, noninterest expense and income taxes.

The Corporation earned net income of $338,000 for the three months ended September 30, 1997, compared to net loss of $97,000 for the three months ended September 30, 1996. The increase in income for the three months ended September 30, 1997 was due to an increase in net interest income and a decrease in FDIC deposit insurance premiums which resulted from the special deposit insurance assessment recognized as expense in the three months ended September 30, 1996. The special assessment is more fully discussed below.

Net interest income totaled $1,015,000 for the three months ended September 30, 1997, as compared to $712,000 for the three months ended September 30, 1996, representing an increase of $303,000, or 42.6%. The change in net interest income is attributable to higher average balances of interest earning assets being funded with the proceeds from the mutual to stock conversion.

Interest and fees on loans increased approximately $228,000, or 14.2%, from $1,608,000 for the three months ended September 30, 1996 to $1,836,000 for the three months ended September 30, 1997. The increase in interest income was due to higher average loans receivable, primarily related to the origination of new one- to four-family first mortgages.

Interest earned on securities totaled $64,000 for the three months ended September 30, 1997, as compared to $34,000 for the three months ended September 30, 1996. The increase was a result of higher average balances of securities.

Interest on interest-bearing demand and overnight deposits increased $54,000 for the three months ended September 30, 1997, as compared to the three months ended September 30, 1996. The increase was the result of higher average balances of interest-bearing demand and overnight funds.

Dividends on FHLB stock increased slightly for the three months ended September 30, 1997, compared to the three months ended September 30, 1996, primarily due to an increase in the number of shares of FHLB stock owned.

Interest paid on deposits increased $32,000 for the three months ended September 30, 1997, as compared to the three months ended September 30, 1996. The increase in interest expense was due to an increase in the cost of funds. The increase in the average cost of deposits was the result of certificates of deposits being a larger part of the total portfolio.

Interest on other borrowings totaled $21,000 for the three months ended September 30, 1996. The Corporation borrowed funds from the FHLB for the first time during fiscal 1997. The borrowings were used as a source of short-term liquidity to provide funding for loan demand prior to the conversion. There were no borrowings during the three months ended September 30, 1997.

                     PEOPLES - SIDNEY FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Corporation maintains an allowance for loan losses in an amount which, in management's judgment, is adequate to absorb reasonably foreseeable losses inherent in the loan portfolio. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors, including the performance of the loan portfolio, the economy, changes in real estate values and interest rates and the view of the regulatory authorities toward loan classifications. The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which is considered adequate to absorb losses inherent in the loan portfolio. The amount of the provision is based on management's monthly review of the loan portfolio and consideration of such factors as historical loss experience,  general  prevailing  economic  conditions,  changes in the size and composition of the loan portfolio and specific borrower considerations, including the ability of the borrower to repay the loan and the estimated value of the underlying collateral.

The provision for loan losses for the three months ended September 30, 1997 totaled $26,000 compared to $18,000 for the three months ended September 30, 1996, representing an increase of $8,000, or 42.5%. The Corporation has not experienced significant net charge-offs in any of the periods presented. The Corporation's low historical charge-off history is the product of a variety of factors, including the Corporation's underwriting guidelines, which generally require a loan-to-value or projected completed value ratio of 90% for the purchase or construction of one- to four-family residential properties and 75% for commercial real estate and land loans, established income information and defined ratios of debt to income. Notwithstanding the historical charge-off history, however, management believes it is prudent to continue to increase the allowance for loan losses as total loans increase. Accordingly, management anticipates it will continue its provisions to the allowance for loan losses at current levels for the foreseeable future, provided the volume of nonperforming loans remains low. The allowance for loan losses totaled $413,000, or 0.44% of gross loans receivable at September 30, 1997, compared with $321,000, or 0.35% of gross loans receivable at September 30, 1996.

Noninterest income includes service fees and other miscellaneous income. For the three months ended September 30, 1997 noninterest income totaled $16,000 compared to $13,000 for the three months ended September 30, 1996.

Noninterest expense for the three months ended September 30, 1997 was $481,000 compared to $854,000 for same period in 1996. Increases in compensation and benefits and other expenses were offset by a decrease in federal deposit insurance premiums. The increase in compensation and benefits was the result of normal, annual merit increases and the Corporation's establishment of an employee stock ownership plan. Increase in other expense was attributable to increases in director fees, professional service fees and printing costs related to the Corporation's first annual report. These increases were largely due to the mutual to stock conversion. FDIC deposit insurance expense during the three months ended September 30, 1996 was $500,000 compared to $13,000 for the three months ended September 30, 1997. Included in the prior three month period was a special deposit insurance assessment of $456,000 resulting from legislation passed and enacted into law on September 30, 1996 to recapitalize the Savings

                     PEOPLES - SIDNEY FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Association Insurance Fund ("SAIF"). The SAIF was below the level required by law because a significant portion of the assessments paid into the SAIF by thrifts, like the Association, were used to pay the cost of prior thrift failures. The legislation called for a one-time assessment of $0.657 for each $100 in deposits held as of March 31, 1995. As a result of the recapitalization of the SAIF, the disparity between the bank and thrift insurance assessments was reduced. Thrifts had been paying assessments of $0.23 per $100 of deposits, which, for most thrifts, was reduced to $0.064 per $100 in deposits in January 1997 and will be reduced to $0.024 per $100 in deposits by no later than January 2000.

The legislation also provides for the merger of the SAIF and the Bank Insurance Fund ("BIF") effective January 1, 1999, assuming there are no savings associations under federal law. Under separate proposed legislation, Congress is considering elimination of the federal thrift charter and the separate federal regulation of thrifts. As a result, the Association would be required to convert to a different financial institution charter and possibly become subject to more restrictive activity limits. The Association cannot predict the impact of any such legislation until it is enacted.

The volatility of income tax expense is primarily attributable to the change in net income before income taxes. The provision for income taxes totaled $186,000 for the three months ended September 30, 1997 compared to $(50,000) for the three months ended September 30, 1996.

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

In August 1996, legislation was enacted that repeals the reserve method of accounting used by many thrifts to calculate their bad debt reserve for federal income tax purposes. As a result, small thrifts such as the Association must recapture that portion of the reserve exceeding the amount that could have been taken under the experience method for tax years beginning after December 31, 1987. The legislation also requires thrifts to account for bad debts for federal income tax purposes on the same basis as commercial banks for tax years beginning after December 31, 1995. The recapture will occur over a six-year period, the commencement of which will be delayed until the first taxable year beginning after December 31, 1997, provided the institution meets certain residential lending requirements. At September 30, 1997, the Association had approximately $581,000 in bad debt reserves subject to recapture for federal income tax purposes. The deferred tax liability related to the recapture has been previously established so there will be no effect on future net income.

                     PEOPLES - SIDNEY FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

The Corporation's liquidity, primarily represented by cash equivalents, is a result of its operating, investing and financing activities. These activities are summarized below for the three months ended September 30, 1997 and 1996.

                                                                 Three Months
                                                              Ended September 30,
                                                           ----------------------
                                                            1997            1996
                                                           -------      -------
                                                           (Dollars in thousands)
Net income (loss) ....................................     $   338      $   (97)
Adjustments to reconcile net income to net cash from
  operating activities ...............................          47          244
                                                           -------      -------
Net cash from operating activities ...................         385          147
Net cash from investing activities ...................        (517)      (3,248)
Net cash from financing activities ...................        (730)       1,825
                                                           -------      -------
Net change in cash and cash equivalents ..............        (862)      (1,276)
Cash and cash equivalents at beginning of period .....       2,796        2,721
                                                           -------      -------
Cash and cash equivalents at end of period ...........     $ 1,934      $ 1,445
                                                           =======      =======

The Corporation's principal sources of funds are deposits, loan repayments, maturities of securities, and other funds provided by operations. The Association has the ability to borrow from the FHLB. While scheduled loan repayments and maturing securities are relatively predictable, deposit flows and early loan prepayments are more influenced by interest rates, general economic conditions, and competition. The Association maintains investments in liquid assets based upon management's assessment of (1) need for funds, (2) expected deposit flows, (3) yields available on short-term liquid assets and (4) objectives of the asset/liability management program.

OTS regulations presently require the Association to maintain an average daily balance of investments in United States Treasury, federal agency obligations and other investments having maturities of five years or less in an amount equal to 5% of the sum of the Association's average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement, which may be changed from time to time by the OTS to reflect changing economic conditions, is intended to provide a source of relatively liquid funds upon which the Association may rely, if necessary, to fund deposit withdrawals or other short-term funding needs. At September 30, 1997, the Association's regulatory liquidity was 11.8%. At such date, the Corporation had commitments to originate fixed-rate commercial and residential real estate loans

                     PEOPLES - SIDNEY FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


totaling $232,000, and variable-rate commercial and residential real estate mortgage loans totaling $449,000. Loan commitments are generally for 30 days. The Corporation considers its liquidity and capital reserves sufficient to meet its outstanding short- and long-term needs. See Note 6 of the Notes to Consolidated Financial Statements.

The Association is subject to various regulatory capital requirements administered by the federal regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory actions that, if undertaken, could have a direct material affect on the Association's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Association must meet specific capital guidelines that involve quantitative measures of the Association's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Association's capital amounts and classifications are also subject to qualitative judgments by the regulators about the Association's components, risk weightings and other factors. At September 30, 1997 and June 30, 1997, management believes the Association is in compliance with all regulatory capital requirements. Based on the Association's computed regulatory capital ratios, the Association is considered well capitalized under the Federal Deposit Insurance Act at September 30, 1997 and June 30, 1996.

At September 30, 1997 and June 30, 1997, the Association's actual capital levels (in thousands) and minimum required levels were:

                                                                                                      Minimum
                                                                                                  Required To Be
                                                                        Minimum Required         Well Capitalized
                                                                           For Capital        Under Prompt Corrective
                                                   Actual               Adequacy Purposes       Action Regulations

                                               Amount    Ratio          Amount     Ratio         Amount      Ratio
                                               ------    -----          ------     -----         ------      -----
September 30, 1997
Total capital (to risk-weighted assets)      $  17,804     27.7%       $   5,136     8.0%       $   6,420    10.0%
Tier 1 (core) capital (to
  risk-weighted assets)                         17,401     27.1            2,568     4.0            3,852     6.0
Tier 1 (core) capital (to adjusted
  total assets)                                 17,401     16.9            3,085     3.0            5,334     5.0
Tangible capital (to adjusted total assets)     17,401     16.9            1,542     1.5            N/A

June 30, 1997
Total capital (to risk-weighted assets)      $  17,481     26.9%       $   5,208     8.0%       $   6,510    10.0%
Tier 1 (core) capital (to
  risk-weighted assets)                         17,088     26.3            2,604     4.0            3,906     6.0
Tier 1 (core) capital (to adjusted
  total assets)                                 17,088     16.6            3,094     3.0            5,156     5.0
Tangible capital (to adjusted total assets)     17,088     16.6            1,547     1.5            N/A

                     PEOPLES - SIDNEY FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


In addition to certain federal income tax considerations, the Office of Thrift Supervision (OTS) regulations impose limitations on the payment of dividends and other capital distributions by savings associations. Under OTS regulations applicable to converted savings associations, the Association is not permitted to pay a cash dividend on its common shares if its regulatory capital would, as a result of payment of such dividends, be reduced below the amount required for the Liquidation Account, or below applicable regulatory capital requirements prescribed by the OTS.

OTS regulations applicable to all savings and loan associations provide that a savings association which immediately prior to, and on a pro forma basis after giving effect to, a proposed capital distribution (including a dividend) has total capital (as defined by OTS regulations) that is equal to or greater than the amount of its capital requirements is generally permitted without OTS approval (but subsequent to 30 days' prior notice to the OTS) to make capital distributions, including dividends, during a calendar year in an amount not to exceed the greater of (1) 100% of its net earnings to date during the calendar year, plus an amount equal to one-half that which its total capital to assets ratio exceeded its required capital to assets ratio at the beginning of the calendar year, or (2) 75% of its net earnings for the most recent four-quarter period. Savings associations with total capital in excess of the capital requirements that have been notified by the OTS that they are in need of more than normal supervision will be subject to restrictions on dividends. A savings association that fails to meet current minimum capital requirements is prohibited from making any capital distributions without the prior approval of the OTS.

The Association currently meets all of its capital requirements and, unless the OTS determines that the Association is an institution requiring more than normal supervision, the Association may pay dividends in accordance with the foregoing provisions of OTS regulations.

At September 30, 1997, the Corporation had no material commitments for capital expenditures.

                     PEOPLES - SIDNEY FINANCIAL CORPORATION
                           PART II - OTHER INFORMATION



Item 1.    Legal Proceedings
           None

Item 2.    Changes in Securities
           None

Item 3.    Defaults Upon Senior Securities
           Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders
           There no matters brought to a vote of security holders during the quarter ended September 30, 1997.

Item 5.    Other Information
           None

Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibit No. 27:  Financial Data Schedule
           (b) No current reports on Form 8-K were filed by the small business issuer during the quarter ended September 30, 1997.

                                   SIGNATURES




Pursuant to the requirement of the Securities Exchange Act of 1934, the small business issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date: November 10, 1997                                     /s/ Douglas Stewart
                                                            -------------------
                                                            Douglas Stewart
                                                            President





Date: November 10, 1997                                     /s/ Debra Geuy
                                                            --------------
                                                            Debra Geuy
                                                            Treasurer

                                INDEX TO EXHIBITS


           EXHIBIT
           NUMBER                  DESCRIPTION
           ------                  -----------


              27             Financial Data Schedule