Form 10QSB
period 1997-12-31
PEOPLES SIDNEY FINANCIAL CORP
filed 1998-02-12
CIK 1031340

FORM 10-QSB

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

 (Mark One)

 [ X ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

             For Quarterly Period ended December 31, 1997

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

                            Yes   [ X ]     No  [   ]


As of February 2, 1998, the latest practicable date, 1,785,375 shares of the small business issuer's common shares, $.01 par value, were issued and outstanding.

                      PEOPLES-SIDNEY FINANCIAL CORPORATION




                                      INDEX










PART I - FINANCIAL INFORMATION (UNAUDITED)

Item 1.       Financial Statements

      Consolidated Balance Sheets ..............................................

      Consolidated Statements of Income ........................................

      Condensed Consolidated Statements of Changes in Shareholders' Equity......

      Consolidated Statements of Cash Flows ....................................

      Notes to Consolidated Financial Statements ...............................


Item 2.       Management's Discussion and Analysis of
                Financial Condition and Results of Operations...................


Item 3.       Quantitative and Qualitative Disclosure about Market Risk.........


PART II - OTHER INFORMATION.....................................................

SIGNATURES .....................................................................

Item 1.  Financial Statements

                      PEOPLES-SIDNEY FINANCIAL CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                    December 31,         June 30,
                                                                       1997               1997
                                                                  -------------      -------------
ASSETS
Cash and amounts due from depository institutions ...........     $     629,438      $     297,722
Interest-bearing deposits in other banks ....................         1,429,668          1,498,104
Overnight deposits ..........................................         2,500,000          1,000,000
                                                                  -------------      -------------
     Total cash and cash equivalents ........................         4,559,106          2,795,826

Time deposits with other financial institutions .............         2,000,000          5,000,000
Securities available for sale ...............................         3,022,505          2,012,802
Securities held to maturity (Estimated fair value of $999,450
  and $1,996,795 at December 31, 1997 and June 30, 1997) ....           999,844          1,999,375
Loans receivable, net .......................................        93,238,470         88,924,339
Accrued interest receivable .................................           743,860            735,462
Premises and equipment, net .................................           778,773            755,286
Federal Home Loan Bank stock available for sale .............           790,500            762,500
Other assets ................................................           105,536            156,772
                                                                  -------------      -------------

     Total assets ...........................................     $ 106,238,594      $ 103,142,362
                                                                  =============      =============

LIABILITIES
Deposits ....................................................     $  79,614,991      $  77,045,430
Accrued expense and other liabilities .......................           343,520            385,219
                                                                  -------------      -------------
     Total liabilities ......................................        79,958,511         77,430,649

SHAREHOLDERS' EQUITY

Preferred stock, $.01 par value, 500,000 shares authorized,
  none issued and outstanding
Common stock, $.01 par value, 3,500,000 shares authorized,
  1,785,375 shares issued and outstanding ...................            17,854             17,854
Additional paid-in capital ..................................        17,267,513         17,234,087
Retained earnings ...........................................        10,254,162          9,776,982
Unearned employee stock ownership plan shares ...............        (1,275,280)        (1,326,280)
Unrealized gain on securities available for sale ............            15,834              9,070
                                                                  -------------      -------------
     Total shareholder's equity .............................        26,280,083         25,711,713
                                                                  -------------      -------------

     Total liabilities and shareholders' equity .............     $ 106,238,594      $ 103,142,362
                                                                  =============      =============

See accompanying notes to financial statements.

                              PEOPLES-SIDNEY FINANCIAL CORPORATION

                                CONSOLIDATED STATEMENTS OF INCOME
                                           (Unaudited)


                                              Three Months Ended          Six Months Ended
                                                 December 31,                December 31,
                                            1997          1996           1997            1996
                                        ----------     ----------     ----------     ----------
Interest income
     Loans, including fees ........     $1,866,886     $1,700,008     $3,702,996     $3,308,495
     Securities ...................         62,725         29,344        126,288         63,172
     Interest-bearing deposits and
       overnight deposits .........         89,931         19,915        170,715         46,358
     Dividends on Federal Home
       Loan Bank stock ............         14,188         11,942         28,122         23,678
                                        ----------     ----------     ----------     ----------
         Total interest income ....      2,033,730      1,761,209      4,028,121      3,441,703

Interest expense
     Deposits .....................      1,013,726      1,016,407      1,992,991      1,963,836
     Other borrowings .............           --           13,206           --           34,219
                                        ----------     ----------     ----------     ----------
         Total interest expense ...      1,013,726      1,029,613      1,992,991      1,998,055
                                        ----------     ----------     ----------     ----------

Net interest income ...............      1,020,004        731,596      2,035,130      1,443,648
Provision for loan losses .........          9,677         23,468         35,760         41,776
                                        ----------     ----------     ----------     ----------

Net interest income after
  provision for loan losses .......      1,010,327        708,128      1,999,370      1,401,872
                                        ----------     ----------     ----------     ----------

Noninterest income
     Service fees and other charges         15,253         17,689         31,121         30,419
                                        ----------     ----------     ----------     ----------

                              PEOPLES-SIDNEY FINANCIAL CORPORATION

                                CONSOLIDATED STATEMENTS OF INCOME
                                           (Unaudited)


                                              Three Months Ended          Six Months Ended
                                                 December 31,                December 31,
                                            1997          1996           1997            1996
                                        ----------     ----------     ----------     ----------
Noninterest expense
     Compensation and benefits ....        244,787        197,145        467,800        366,987
     Occupancy and equipment ......         42,245         32,013         81,671         67,663
     Computer processing expense ..         37,002         36,047         73,928         71,613
     FDIC deposit insurance
       premiums ...................         12,121         44,155         24,831        544,091
     State franchise taxes ........         35,080         31,726         70,161         63,452
     Other ........................        129,743         95,154        263,444        176,484
                                        ----------     ----------     ----------     ----------
         Total noninterest expense         500,978        436,240        981,835      1,290,290
                                        ----------     ----------     ----------     ----------

Income before income taxes ........        524,602        289,577      1,048,656        142,001

Provision for income taxes ........        186,651         98,456        373,146         48,280
                                        ----------     ----------     ----------     ----------

Net income ........................     $  337,951     $  191,121     $  675,510     $   93,721
                                        ==========     ==========     ==========     ==========

Earnings per common share .........     $      .20     $     --       $      .40     $     --
                                        ==========     ==========     ==========     ==========

See accompanying notes to financial statements.

                              PEOPLES-SIDNEY FINANCIAL CORPORATION

                         CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
                                      SHAREHOLDERS' EQUITY
                                           (Unaudited)




                                                                           Six Months
                                                                        Ended December 31,
                                                                  ------------------------------

                                                                       1997             1996
                                                                  ------------      ------------

Balance at beginning of period ..............................     $ 25,711,713      $  9,212,537

Net income for period .......................................          675,510            93,721

Cash dividends of $.12 per share ............................         (198,330)             --

Commitment to release 5,100 employee stock ownership plan
  shares at fair value ......................................           84,426              --

Change in unrealized gain on securities available for sale ..            6,764              --
                                                                  ------------      ------------

Balance at end of period ....................................     $ 26,280,083      $  9,306,258
                                                                  ============      ============

See accompanying notes to financial statements.

                               PEOPLES-SIDNEY FINANCIAL CORPORATION

                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (Unaudited)



                                                                             Six Months Ended
                                                                                December 31,
                                                                      ----------------------------
                                                                          1997              1996
                                                                      -----------      -----------
Cash flows from operating activities
     Net income .................................................     $   675,510      $    93,721
     Adjustments to reconcile net income to net cash from
       operating activities
         Depreciation ...........................................          24,272           26,493
         Provision for loan losses ..............................          35,760           41,776
         FHLB stock dividends ...................................         (28,000)         (23,600)
         Gain on sale of premises and equipment .................            --               --
         Compensation expense on ESOP shares ....................          84,426             --
         Change in
              Accrued interest receivable and other assets ......          42,056          (23,136)
              Accrued expense and other liabilities .............         (45,184)         (92,087)
              Deferred loan fees ................................           4,548           (3,204)
                                                                      -----------      -----------
                  Net cash from operating activities ............         793,388           19,963

Cash flows from investing activities
     Purchases of securities available for sale .................        (999,141)            --
     Maturities of securities held to maturity ..................       1,000,000          500,000
     Proceeds from maturities of time deposits in other financial
       institutions .............................................       5,000,000        1,100,000
     Purchase of time deposits in other financial institutions ..      (2,000,000)            --
     Net increase in loans ......................................      (4,354,439)      (7,074,278)
     Premises and equipment expenditures ........................         (47,759)            (929)
     Proceeds from sale of real estate owned ....................            --             42,652
                                                                      -----------      -----------
         Net cash from investing activities .....................      (1,401,339)      (5,432,555)

Cash flows from financing activities
     Net increase in deposits ...................................       2,569,561        3,912,436
     Net change in short-term Federal Home Loan Bank advances ...            --          1,500,000
     Cash dividends paid ........................................        (198,330)            --
                                                                      -----------      -----------
         Net cash from financing activities .....................       2,371,231        5,412,436
                                                                      -----------      -----------

Net change in cash and cash equivalents .........................       1,763,280             (156)

Cash and cash equivalents at beginning of period ................       2,795,826        2,720,809
                                                                      -----------      -----------

Cash and cash equivalents at end of period ......................     $ 4,559,106      $ 2,720,653
                                                                      ===========      ===========

                               PEOPLES-SIDNEY FINANCIAL CORPORATION

                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (Unaudited)
                                            (continued)



                                                                             Six Months Ended
                                                                                December 31,
                                                                      ----------------------------
                                                                          1997              1996
                                                                      -----------      -----------

Supplemental disclosures of cash flow information
     Cash paid during the year for
         Interest ...............................................     $ 1,998,237      $ 2,007,158
         Income taxes ...........................................         386,000           80,000

     Noncash transactions
         Transfers from loans to real estate owned ..............            --             42,652


See accompanying notes to financial statements.

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of Peoples-Sidney Financial Corporation (the "Corporation") at December 31, 1997, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions of Form 10-QSB and, therefore, do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances, and should be read in conjunction with the financial statements and notes thereto of the Corporation for the fiscal year ended June 30, 1997, included in its 1997 Annual Report. Reference is made to the accounting policies of the Corporation described in the notes to financial statements contained in its 1997 Annual Report. The Corporation has consistently followed these policies in preparing this Form 10-QSB.

The accompanying consolidated financial statements include accounts of the Corporation and its wholly-owned subsidiary, Peoples Federal Savings and Loan Association (the "Association"). All significant intercompany transactions and balances have been eliminated.

The Corporation's and Association's revenues, operating income and assets are primarily from the financial institution industry. The Corporation is engaged primarily in the business of making residential real estate loans and accepting deposits. Its operations are conducted solely through its main office located in Sidney, Ohio. The Corporation's market area consists of Shelby and surrounding counties.

To prepare financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and disclosures provided, and future results could differ. The collectibility of loans, fair values of financial instruments and status of contingencies are particularly subject to change.

The provision for income taxes is the sum of the current-year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

Earnings per common share is computed under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which was adopted retroactively by the Corporation on December 31, 1997. SFAS No. 128 requires dual presentation of basic and diluted earnings per share ("EPS") for entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding for the period. Diluted EPS reflects potential dilution of securities that could share in earnings such as stock options, warrants or other common stock equivalents. Adoption of SFAS No. 128 did not change the earnings per share amounts previously reported as the Corporation currently has no common stock equivalents.

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings per share computations are based on the weighted-average number of shares of common stock outstanding during the year. As more fully discussed in
Note 2, the Association converted from mutual to stock ownership with the concurrent formation of a holding company effective April 25, 1997. The weighted average number of shares outstanding for the three- and six-month periods ended December 31, 1997 were 1,656,175 and 1,654,895. Unreleased ESOP shares are not considered to be outstanding shares for determining weighted average number of shares used in the earnings per common share calculation. No earnings per common share is shown for the three and six months ended December 31, 1996, as before April 25, 1997, the Association was a mutual company. The financial information for the three and six months ended December 31, 1996, reflects the Association before the conversion.

SFAS No. 129, "Disclosures of Information about Capital Structure," became effective for the Corporation as of December 31, 1997. SFAS No. 129 consolidated existing accounting guidance relating to disclosure about a company's capital structure. SFAS No. 129 did not affect the Corporation's disclosures.

In June 1997, the Financial Account Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. It does not require a specific format for that financial statement, but requires an enterprise display an amount representing total comprehensive income for the period in that financial statement.

SFAS No. 130 requires an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Standard significantly changes the way public business enterprises report information about operating segments in annual financial statements, and requires those enterprises report selected information about reportable segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 uses a "management approach" to disclose financial and descriptive information about an enterprise's reportable operating segments which is based on reporting information the way management organizes the segments within the enterprise for making operating decisions and assessing performance. For many enterprises, the management approach will likely result in more segments being reported. In addition, the Standard requires significantly more information be disclosed for

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

each reportable segment than is presently being reported in annual financial statements. The Standard also requires selected information be reported in interim financial statements. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997.


NOTE 2 - CONSUMMATION OF THE CONVERSION TO A STOCK SAVINGS AND LOAN ASSOCIATION WITH THE CONCURRENT FORMATION OF A HOLDING COMPANY

On November 8, 1996, the Board of Directors of the Association unanimously adopted a Plan of Conversion to convert from a federally-chartered mutual savings and loan association to a federally-chartered stock savings and loan association with the concurrent formation of a holding company, Peoples-Sidney Financial Corporation. The conversion was consummated on April 25, 1997, by amending the Association's charter and selling the holding company's common stock in an amount equal to the market value of the Association after giving effect to the conversion. Common shares of the Corporation were offered in accordance with the plan of conversion. A total of 1,785,375 common shares of the Corporation were sold at $10.00 per share and net proceeds from the sale were $17,217,944 after deducting the costs of conversion.

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

Under Office of Thrift Supervision ("OTS") regulations, limitations have been imposed on all "capital distributions" by savings institutions, including cash dividends. The regulation establishes a three-tiered system of restrictions, with greatest flexibility afforded to thrifts that are both well-capitalized and given favorable qualitative examination ratings by the OTS.

                     PEOPLES-SIDNEY FINANCIAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 3 - SECURITIES

The amortized cost and estimated fair values of securities are summarized as follows:

                                                       December 31, 1997
                                  --------------------------------------------------------
                                                     Gross          Gross        Estimated
                                   Amortized      Unrealized     Unrealized         Fair
                                     Cost            Gains         Losses           Value
                                  ----------     -----------     ----------     ----------
Securities available for sale
  U.S. Government agencies ..     $2,998,515     $    25,397     $    1,407     $3,022,505
                                  ==========     ===========     ==========     ==========

Securities held to maturity
  U.S. Government agencies ..     $  999,844     $      --       $      394     $  999,450
                                  ==========     ===========     ==========     ==========

                                                       June 30, 1997
                                  --------------------------------------------------------
                                                     Gross          Gross        Estimated
                                   Amortized      Unrealized     Unrealized         Fair
                                     Cost            Gains         Losses           Value
                                  ----------     -----------     ----------     ----------
Securities available for sale
U.S. Government agencies ....     $1,999,060     $    13,742     $       --     $2,012,802
                                  ==========     ===========     ============   ==========

Securities held to maturity
  U.S. Government agencies ..     $1,999,375     $      --       $      2,580   $1,996,795
                                  ==========     ===========     ============   ==========

The amortized cost and estimated fair values of securities at December 31, 1997, by contractual maturity, are shown below. Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                       Estimated
                                                        Amortized         Fair
                                                          Cost           Value
                                                       ----------     ----------
Securities available for sale
           Due after one year through five years .     $2,998,515     $3,022,505
                                                       ==========     ==========

Securities held to maturity
           Due in one year or less ...............     $  999,844     $  999,450
                                                       ==========     ==========

                     PEOPLES-SIDNEY FINANCIAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

No securities were sold during the three- or six-month periods ended December 31, 1997 and 1996. No securities were pledged as collateral at December 31, 1997 or June 30, 1997.


NOTE 4 - LOANS RECEIVABLE

Loans receivable are summarized as follows:


                                                   December 31,        June 30,
                                                      1997               1997
                                                  ------------      ------------
Mortgage loans:
     1-4 family residential .................     $ 79,512,080      $ 75,808,323
     Multi-family residential ...............          376,496           219,153
     Commercial real estate .................        6,235,556         5,842,476
     Real estate construction and development        6,642,905         6,551,430
     Land ...................................        1,112,005         1,446,838
                                                  ------------      ------------
         Total mortgage loans ...............       93,879,042        89,868,220
Consumer and other loans ....................        2,285,914         2,314,263
                                                  ------------      ------------
         Total loans receivable .............       96,164,956        92,182,483
Less:
     Allowance for loan losses ..............         (418,075)         (397,159)
     Loans in process .......................       (2,345,674)       (2,702,795)
     Deferred loan fees .....................         (162,737)         (158,190)
                                                  ------------      ------------

                                                  $ 93,238,470      $ 88,924,339
                                                  ============      ============

                     PEOPLES-SIDNEY FINANCIAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Activity in the allowance for loan losses is summarized as follows:


                                       Three months ended             Six months ended
                                          December 31,                  December 31,
                                   ------------------------      ------------------------
                                      1997            1996          1997          1996
                                   ---------      ---------      ---------      ---------
Balance at beginning of period     $ 412,695      $ 320,543      $ 397,159      $ 307,308
Provision for loan losses ....         9,677         23,468         35,760         41,776
Charge-offs ..................        (4,489)        (6,546)       (15,036)       (11,619)
Recoveries ...................           192          3,010            192          3,010
                                   ---------      ---------      ---------      ---------

Balance at end of period .....     $ 418,075      $ 340,475      $ 418,075      $ 340,475
                                   =========      =========      =========      =========

As of and for the three and six months ended December 31, 1997 and 1996, there were no loans for which impairment was required to be evaluated on an individual loan by loan basis in accordance with SFAS No. 114.


NOTE 5 - OTHER BORROWINGS

At December 31, 1997 and June 30, 1997, the Association had a cash management line of credit enabling it to borrow up to $5,000,000 with the Federal Home Loan Bank ("FHLB") of Cincinnati. The line of credit must be renewed on an annual basis. No borrowings were outstanding on this line of credit at December 31, 1997 or June 30, 1997. As a member of the Federal Home Loan Bank system, the Association has the ability to obtain additional borrowings up to a maximum total of approximately $15,810,000, including the line of credit. Advances under the borrowing agreements are collateralized by a blanket pledge of the Association's residential mortgage loan portfolio and Federal Home Loan Bank stock.


NOTE 6 - COMMITMENTS, CONTINGENCIES AND FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

Various contingent liabilities are not reflected in the financial statements, including claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, ultimate disposition of these matters is not expected to have a material effect on financial condition or results of operation.

Some financial instruments are used in the normal course of business to meet financing needs of customers and reduce exposure to interest rate changes. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. These involve, to varying degrees, credit risk more than reported in the financial statements.

                    PEOPLES-SIDNEY FINANCIAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

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

NOTE  6  -   COMMITMENTS,   CONTINGENCIES   AND   FINANCIAL   INSTRUMENTS   WITH
OFF-BALANCE-SHEET RISK (Continued)

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments are expected to expire without being used, total commitments do not necessarily represent future cash requirements.

As of December 31, 1997 and June 30, 1997, the Corporation had commitments to make fixed-rate commercial and residential real estate mortgage loans at current market rates totaling $330,000 and $156,000, and variable-rate commercial and residential real estate mortgage loans at current market rates totaling $471,000 and $876,000. Loan commitments are generally for 30 days. The interest rates on fixed-rate commitments ranged from 7.75% to 8.25% at December 31, 1997 and were 8.25% at June 30, 1997. The interest rates on variable-rate commitments ranged from 7.00% to 7.75% at December 31, 1997 and 7.25% to 8.50% at June 30, 1997.
The Corporation also had unused lines of credit totaling $583,000 and $622,000 at December 31, 1997 and June 30, 1997.

At December 31, 1997 and June 30, 1997, compensating balances of $364,000 and $298,000 were required as deposits with various correspondent banks. These balances do not earn interest.

The Association entered into employment agreements with certain officers of the Corporation and Association. The agreements provide for a term of one to three years, and a salary and performance review by the Board of Directors not less often than annually, as well as inclusion of the employee in any formally-established employee benefit, bonus, pension and profit-sharing plans for which management personnel are eligible. The agreements provide for extensions for a period of one year on each annual anniversary date, subject to review and approval of the extension by disinterested members of the Board of Directors of the Association. The employment agreements also provide for vacation and sick leave.


NOTE 7 - EMPLOYEE STOCK OWNERSHIP PLAN

The Corporation offers an employee stock ownership plan ("ESOP") for the benefit of substantially all employees of the Corporation and Association. During July 1997, the ESOP received a favorable determination letter from the Internal Revenue Service on the qualified status of the ESOP under applicable provisions of the Internal Revenue Code.

                    PEOPLES-SIDNEY FINANCIAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 7 - EMPLOYEE STOCK OWNERSHIP PLAN (Continued)

The ESOP borrowed funds from the Corporation in order to acquire common shares of the Corporation. The loan is secured by shares purchased with loan proceeds and will be repaid by ESOP with funds from the Association's discretionary contributions to the ESOP and earnings on ESOP assets. All dividends on unallocated shares received by the ESOP are used to pay debt service. Shares purchased with loan proceeds are held in a suspense account for allocation among participants as the loan is repaid. As payments are made and shares are released from the suspense account, such shares will be validly issued, fully paid and nonassessable.

The Corporation accounts for the ESOP in accordance with Statement of Position ("SOP") 93-6. Accordingly, shares pledged as collateral are reported as unearned ESOP shares in the Consolidated Balance Sheets. As shares are released from collateral, the Corporation reports compensation expense equal to the current market price of the shares and the shares become outstanding for earnings-per-share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest. ESOP compensation expense was $44,365 and $84,426 for the three and six months ended December 31, 1997.

The ESOP shares as of December 31, 1997 and June 30, 1997 were as follows:


                                                   December 31,         June 30,
                                                       1997                1997
                                                   ----------         ----------
Allocated shares .........................         $   10,202         $   10,202
Shares released for allocation ...........              5,100               --
Unreleased shares ........................            127,528            132,628
                                                   ----------         ----------
    Total ESOP shares ....................         $  142,830         $  142,830
                                                   ==========         ==========

Fair value of unreleased shares ..........         $2,280,201         $1,865,081
                                                   ==========         ==========

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Introduction

In the following pages, management presents an analysis of the financial condition of Peoples-Sidney Financial Corporation (the "Corporation") as of December 31, 1997, compared to June 30, 1997, and results of operations for the three and six months ended December 31, 1997, compared with the same periods in 1996. This discussion is designed to provide a more comprehensive review of operating results and financial position than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the interim financial statements and related footnotes included herein.

In addition to the historical information contained herein, the following discussion contains forward-looking statements involving risks and uncertainties. Economic circumstances, the Corporation's operations and actual results could differ significantly from those discussed in the forward-looking statements. Some factors that could cause or contribute to such differences are discussed herein, but also include changes in the economy and interest rates in the nation and the Association's general market area.

On November 8, 1996, the Board of Directors of Peoples Federal Savings and Loan (the "Association") unanimously adopted a Plan of Conversion to convert from a federally-chartered mutual savings and loan association to a federally-chartered stock savings and loan association with the concurrent formation of a holding company, Peoples-Sidney Financial Corporation. The conversion was consummated on April 25, 1997, by amending the Association's charter and selling the holding company's common stock in an amount equal to the market value of the Association, after giving effect to the conversion. A total of 1,785,375 common shares of the Corporation were sold at $10.00 per share and net proceeds from the sale were $17,217,944 after deducting the costs of conversion.

The Corporation retained 50% of the net proceeds from the sale of common shares. The remainder of the net proceeds were invested in the capital stock issued by the Association to the Corporation because of the conversion.

The Corporation is a thrift holding company, primarily engaged in the business of attracting savings deposits from the general public and investing such funds in permanent mortgage loans secured by one- to four-family residential real estate located in Shelby, Logan, Auglaize, Miami, Darke and Champaign Counties, Ohio. The Corporation also originates, to a lesser extent, loans for the construction of one- to four-family residential real estate loans secured by multi-family residential real estate (over four units) and nonresidential real estate and consumer loans, and invests in U.S. government obligations, interest-bearing deposits in other financial institutions and other investments permitted by applicable law.

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Financial Condition

Total assets at December 31, 1997 were $106.2 million compared to $103.1 million at June 30, 1997, an increase of $3.1 million, or 3.0%. The increase in total assets was primarily due to an increase in loans. The Corporation was able reinvest proceeds from maturities of time deposits in other financial institutions in higher yielding loans. Additional funding for loan growth was provided by increased deposits.

Loans receivable increased $4.3 million from $88.9 million at June 30, 1997 to $93.2 million at December 31, 1997. The Corporation experienced increases in all mortgage loan categories except for land loans. The largest increase was in one- to four-family residential real estate loans which increased $3.7 million. These increases are reflective of a strong local economy coupled with attractive loan rates and products compared to local competition. The Corporation's consumer loan portfolio remained relatively unchanged between June 30, 1997 and December 31, 1997. Consumer loans remain a small portion of the entire loan portfolio and represented only 2.4% and 2.5% of gross loans at December 31, 1997 and June 30, 1997.

A $3.0 million decrease in time deposits with other financial institutions was the result of redirection of funds provided from the maturities of such investments, in addition to increased deposits, to provide for loan growth. The excess of such funds were invested in overnight deposits to provide additional liquidity for future loan growth. Overnight funds increased $1.5 million from $1.0 million at June 30, 1997 to $2.5 million at December 31, 1997. Total securities remained relatively unchanged as the Corporation replaced a matured held-to-maturity security with an available-for-sale security.

Total deposits increased $2.6 million from $77.0 million at June 30, 1997 to $79.6 million at December 31, 1997. The Corporation experienced the largest increases in savings accounts and certificates of deposit as they increased $1.4 million and $1.5 million, respectively. Offsetting such increases was a $342,000 decrease in negotiable order of withdrawal ("NOW") accounts. Savings accounts increased primarily due a large deposit received during the second quarter. Had the large deposit not been received, savings accounts would have seen a decrease. Management believes the decline in savings and NOW accounts is the result of normal patterns of consumer use of funds during the Corporation's second quarter as the Corporation has experienced such cyclical patterns in the past. Certificate of deposit growth has been due to normal operating procedures as the Corporation has not used any special promotions to attract increased volume. Almost all certificates of deposit mature in less than five years with the majority maturing in the next two years.

As a secondary source of liquidity, the Association maintains a $5 million cash management arrangement with the Federal Home Loan Bank ("FHLB") of Cincinnati. There were no advances outstanding at December 31, 1997, or June 30, 1997. The advances are variable rate and can be prepaid at any time without penalty. Additional advances may be obtained from the FHLB to fund future loan growth and liquidity as needed.

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Operating results of the Corporation are affected by general economic conditions, monetary and fiscal policies of federal agencies and regulatory policies of agencies that regulate financial institutions. The Corporation's cost of funds is influenced by interest rates on competing investments and general market rates of interest. Lending activities are influenced by demand for real estate loans and other types of loans, which in turn is affected by interest rates at which such loans are made, general economic conditions and availability of funds for lending activities.

The Corporation's net income primarily depends on its net interest income, which is the difference between interest income earned on interest-earning assets, such as loans and securities, and interest expense incurred on interest-bearing liabilities, such as deposits and other borrowings. The level of net interest income is dependent on the interest rate environment and volume and composition of interest-earning assets and interest-bearing liabilities. Net income is also affected by provisions for loan losses, service charges, gains on the sale of assets and other income, noninterest expense and income taxes.

The Corporation earned net income of $338,000 and $676,000 for the three and six months ended December 31, 1997, compared to net income of $191,000 and $94,000 for the three and six months ended December 31, 1996. The increase in income for the three months ended December 31, 1997 was due to an increase in net interest income partly offset by increased noninterest expense. The increase in net income for the six months ended December 31, 1997 was due to an increase in net interest income and a decrease in FDIC deposit insurance premiums which resulted from the special deposit insurance assessment recognized as expense in the six months ended December 31, 1996. The special assessment is more fully discussed below.

Net interest income totaled $1,020,000 and $2,035,000 for the three and six months ended December 31, 1997, as compared to $732,000 and $1,444,000 for the three and six months ended December 31, 1996, representing increases of $288,000, or 39.3%, and $591,000, or 40.9%, respectively. The change in net interest income is attributable to higher average balances of interest-earning assets being funded with the proceeds from the mutual to stock conversion.

Interest and fees on loans totaled $1,867,000 and $3,703,000 for the three and six months ended December 31, 1997, compared to $1,700,000 and $3,308,000 for the three and six months ended December 31, 1996, representing increases of $167,000, or 9.8%, and $395,000, or 11.9%, respectively. The increase in interest income was due to higher average loans receivable, related primarily to the origination of new one- to four-family first mortgages.

Interest earned on securities increased $33,000 and $63,000 for the three and six months ended December 31, 1997, as compared to the same periods in 1996. The increase was a result of higher average balances of securities.

Interest on interest-bearing demand and overnight deposits increased $70,000 and $124,000 for the three and six months ended December 31, 1997, as compared to the same periods in 1996. The increase was the result of higher average balances of interest-bearing demand and overnight funds.

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Dividends on FHLB stock increased slightly for the three and six months ended December 31, 1997, compared to the three and six months ended December 31, 1996, primarily due to an increase in the number of shares of FHLB stock owned.

Interest paid on deposits totaled $1,014,000 and $1,993,000 for the three and six months ended December 31, 1997 compared to $1,016,000 and $1,964,000 for the three and six months ended December 31, 1996. Interest expense has changed little between the comparable periods as the interest rates paid on various types deposit accounts have remained fairly stable and the Corporation has not experienced any significant changes in the overall volume or composition of its deposit portfolio.

Interest on borrowings totaled $13,000 and $34,000 for the three and six months ended December 31, 1996. The Corporation borrowed funds from the FHLB for the first time during fiscal 1997. The borrowings were used as a source of short-term liquidity to provide funding for loan demand before the conversion. There were no borrowings during the three and six months ended December 31, 1997.

The Corporation maintains an allowance for loan losses in an amount that, in management's judgment, is adequate to absorb reasonably foreseeable losses inherent in the loan portfolio. While management utilizes its best judgment and information available, ultimate adequacy of the allowance is dependent on a variety of factors, including performance of the loan portfolio, the economy, changes in real estate values and interest rates and the view of regulatory authorities toward loan classifications. The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level considered adequate to absorb losses inherent in the loan portfolio. The amount of the provision is based on management's monthly review of the loan portfolio and consideration of such factors as historical loss experience, general prevailing economic conditions, changes in size and composition of the loan portfolio and specific borrower considerations, including ability of the borrower to repay the loan and the estimated value of the underlying collateral.

The provision for loan losses totaled $10,000 and $36,000 for the three and six months ended December 31, 1997, compared to $23,000 and $42,000 for the three and six months ended December 31, 1996, representing decreases of $13,000, or 56.5%, and $6,000, or 14.3%, respectively. The reduction in the provision is reflective of the fact that the Corporation has not experienced significant charge-offs in any periods presented. Charge-offs experienced by the Corporation have been primarily related to consumer and other non-real estate loans. As indicated above, such loans make up an insignificant portion of the Corporation's total loan portfolio. The Corporation's low historical charge-off history is the product of a variety of factors, including the Corporation's underwriting guidelines, which generally require a loan-to-value or projected completed value ratio of 90% for purchase or construction of one- to four-family residential properties and 75% for commercial real estate and land loans, established income information and defined ratios of debt to income. Notwithstanding the historical charge-off history, however, management believes it is prudent to continue to increase the allowance for loan losses as total loans increase. Accordingly, management anticipates it will continue its

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

provisions to the allowance for loan losses at current levels for the near future, provided the volume of nonperforming loans remains low. The allowance for loan losses totaled $418,000, or .43% of gross loans receivable at December 31, 1997, compared with $340,000, or .39% of gross loans receivable at December 31, 1996.

Noninterest income includes service fees and other miscellaneous income. For the three and six months ended December 31, 1997, noninterest income totaled $15,000 and $31,000 compared to $18,000 and $30,000 for the three and six months ended December 31, 1996.

Noninterest expense totaled $501,000 and $982,000 for the three and six months ended December 31, 1997, compared to $436,000 and $1,290,000 for same periods in 1996. Increases in compensation and benefits and other expenses were offset by a decrease federal deposit insurance premiums. The increase in compensation and benefits was the result of normal, annual merit increases and the Corporation's establishment of an employee stock ownership plan. Increase in other expense was attributable to increases in director fees, professional service fees and printing costs related to the Corporation's first annual report. These increases were largely due to the mutual to stock conversion. FDIC deposit insurance expense during the three and six months ended December 31, 1997 was $12,000 and $25,000, compared to $44,000 and $544,000 for the three and six months ended December 31, 1996. Included in the prior six-month period was a special deposit insurance assessment of $456,000 resulting from legislation passed and enacted into law on September 30, 1996, to recapitalize the Savings Association Insurance Fund ("SAIF"). The SAIF was below the level required by law because a significant portion of assessments paid into the SAIF by thrifts, like the Association, were used to pay the cost of prior thrift failures. The legislation called for a one-time assessment of $0.657 for each $100 in deposits held as of March 31, 1995. Because of the recapitalization of the SAIF, the disparity between the bank and thrift insurance assessments was reduced. Thrifts had been paying assessments of $0.23 per $100 of deposits, which, for most thrifts, was reduced to $0.064 per $100 in deposits in January 1997, and will be reduced to $0.024 per $100 in deposits by no later than January 2000.

The legislation also provides for the merger of the SAIF and the Bank Insurance Fund ("BIF") effective January 1, 1999, assuming there are no savings associations under federal law. Under separate proposed legislation, Congress is considering eliminating the federal thrift charter and the separate federal regulation of thrifts. Consequently, the Association would be required to convert to a different financial institution charter and possibly become subject to more restrictive activity limits. The Association cannot predict the impact of any such legislation until it is enacted.

The volatility of income tax expense is primarily attributable to the change in net income before income taxes. The provision for income taxes totaled $187,000 and $373,000, representing an effective tax rate of 35.6%, for the three and six months ended December 31, 1997, compared to $98,000 and $48,000, representing an effective tax rate of 34.0%, for the three and six months ended December 31, 1996.

Prior to the enactment of legislation discussed below, thrifts which met certain tests relating to the composition of assets had been permitted to establish

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

reserves for bad debts and make annual additions thereto which could, within specified formula limits, be taken as a deduction in computing taxable income for federal income tax purposes. The amount of bad debt reserve deduction for "nonqualifying loans" was computed under the experience method. The amount of the bad debt reserve deduction for "qualifying real property loans" could be computed under either the experience or the percentage of taxable income method, based on an annual election.

In August 1996, legislation was enacted repealing the reserve method of accounting used by many thrifts to calculate their bad debt reserve for federal income tax purposes. Therefore, small thrifts, such as the Association, must recapture that portion of the reserve exceeding the amount that could have been taken under the experience method for tax years beginning after December 31, 1987. The legislation also requires thrifts to account for bad debts for federal income tax purposes on the same basis as commercial banks for tax years beginning after December 31, 1995. The recapture will occur over a six-year period, commencement of which will be delayed until the first taxable year beginning after December 31, 1997, provided the institution meets certain residential lending requirements. At December 31, 1997, the Association had approximately $581,000 in bad debt reserves subject to recapture for federal income tax purposes. The deferred tax liability related to the recapture has been previously established so there will be no effect on future net income.

Liquidity and Capital Resources

The Corporation's liquidity, primarily represented by cash equivalents, is a result of operating, investing and financing activities. These activities are summarized below for the six months ended December 31, 1997 and 1996.

                                                                 Six Months
                                                             Ended December 31,
                                                             1997           1996
                                                           -------      -------
                                                           (Dollars in thousands)
Net income ...........................................     $   676      $    94
Adjustments to reconcile net income to net cash from
  operating activities ...............................         117          (74)
                                                           -------      -------
Net cash from operating activities ...................         793           20
Net cash from investing activities ...................      (1,401)      (5,433)
Net cash from financing activities ...................       2,371        5,413
                                                           -------      -------
Net change in cash and cash equivalents ..............       1,763         --
Cash and cash equivalents at beginning of period .....       2,796        2,721
                                                           -------      -------
Cash and cash equivalents at end of period ...........     $ 4,559      $ 2,721
                                                           =======      =======

                     PEOPLES-SIDNEY FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Corporation's principal sources of funds are deposits, loan repayments, maturities of securities and other funds provided by operations. The Association also has the ability to borrow from the FHLB. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan prepayments are more influenced by interest rates, general economic conditions and competition. The Association maintains investments in liquid assets based on management's assessment of (1) need for funds, (2) expected deposit flows, (3) yields available on short-term liquid assets and (4) objectives of the asset/liability management program.

OTS regulations presently require the Association to maintain an average daily balance of investments in United States Treasury, federal agency obligations and other investments having maturities of five years or less in an amount equal to 5% of the sum of the Association's average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement, which may be changed from time to time by the OTS to reflect changing economic conditions, is intended to provide a source of relatively liquid funds on which the Association may rely, if necessary, to fund deposit withdrawals or other short-term funding needs. At December 31, 1997, the Association's regulatory liquidity was 12.6%. At such date, the Corporation had commitments to originate fixed-rate commercial and residential real estate loans totaling $330,000, and variable-rate commercial and residential real estate mortgage loans totaling $471,000. Loan commitments are generally for 30 days. The Corporation considers its liquidity and capital reserves sufficient to meet its outstanding short- and long-term needs. See Note 6 of the Notes to Financial Statements.

The Association is subject to various regulatory capital requirements administered by federal regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory actions that, if undertaken, could have a direct material affect on the Association's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Association must meet specific capital guidelines involving quantitative measures of the Association's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Association's capital amounts and classifications are also subject to qualitative judgments by regulators about the Association's components, risk weightings and other factors. At December 31, 1997 and June 30, 1997, management believes the Association complies with all regulatory capital requirements. Based on the Association's computed regulatory capital ratios, the Association is considered well capitalized under the Federal Deposit Act at December 31, 1997 and June 30, 1997.

                     PEOPLES-SIDNEY FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

At December 31, 1997 and June 30, 1997, the Association's actual capital levels (in thousands) and minimum required levels were:

                                                                                               Minimum
                                                                                           Required To Be
                                                              Minimum Required            Well Capitalized
                                                                 For Capital           Under Prompt Corrective
                                         Actual           Adequacy Purposes              Action Regulations
                                  Amount         Ratio      Amount         Ratio        Amount          Ratio
                                  ------         -----      ------         -----        ------          -----
December 31, 1997
Total capital (to risk
  weighted assets)             $  18,131         27.1%    $  5,352          8.0%     $    6,689          10.0%
Tier 1 (core) capital to
  risk-weighted assets)           17,718         26.5        2,676          4.0           4,014           6.0
Tier 1 (core) capital to
  adjusted total assets)          17,718         16.7        3,187          3.0           5,312           5.0
Tangible capital (to
  adjusted total assets)          17,718         16.7        1,594          1.5             N/A

June 30, 1997
Total capital (to risk
  weighted assets)             $  17,481         26.9%    $  5,208          8.0%     $    6,510          10.0%
Tier 1 (core) capital to
  risk-weighted assets)           17,088         26.3        2,604          4.0           3,906           6.0
Tier 1 (core) capital to
  adjusted total                  17,088         16.6        3,094          3.0           5,156           5.0
Tangible capital (to
  adjusted total assets)          17,088         16.6        1,547          1.5             N/A


In addition to certain federal income tax considerations, the Office of Thrift Supervision (OTS) regulations impose limitations on payment of dividends and other capital distributions by savings associations. Under OTS regulations applicable to converted savings associations, the Association is not permitted to pay a cash dividend on its common shares if its regulatory capital would, as a result of payment of such dividends, be reduced below the amount required for the Liquidation Account, or below applicable regulatory capital requirements prescribed by the OTS.

OTS regulations applicable to all savings and loan associations provide that a savings association which, immediately prior to and on a pro forma basis after giving effect to a proposed capital distribution (including a dividend), has total capital (as defined by OTS regulations) equal to or greater than the amount of its capital requirements is generally permitted without OTS approval (but subsequent to 30 days prior notice to the OTS) to make capital distributions, including dividends, during a calendar year in an amount not to exceed the greater of (1) 100% of its net earnings to date during the calendar

                     PEOPLES-SIDNEY FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

year, plus an amount equal to one-half that which its total capital to assets ratio exceeded its required capital to assets ratio at the beginning of the calendar year, or (2) 75% of its net earnings for the most recent four-quarter period. Savings associations with total capital more than the capital requirements that have been notified by the OTS that they are in need of more than normal supervision will be subject to restrictions on dividends. A savings association failing to meet current minimum capital requirements is prohibited from making any capital distributions without the prior approval of the OTS.

The Association currently meets all capital requirements and, unless the OTS determines that the Association is an institution requiring more than normal supervision, the Association may pay dividends in accordance with the foregoing provisions of OTS regulations.

In December 1997, the Association acquired real estate in Anna, Ohio, and announced plans to construct a new, full-service branch banking office. The total projected cost of construction is expected to be $805,000. As of December 31, 1997, the Association has not paid any costs related such construction.

Year 2000 Issue

Many computer programs use only two digits to identify a year in the date field and were apparently designed and developed without considering the impact of the upcoming change in the century. Such programs could erroneously read entries for the Year 2000 as the Year 1900. This could result in major systems failures and miscalculations. Rapid and accurate data processing is essential to the operations of financial institutions, such as the Corporation. The Corporation has formed a Year 2000 committee to assess the extent to which it and its outside vendors may be adversely affected by Year 2000 problems. Management has determined that most programs are or will be capable of identifying the turn of the century. The issue is closely monitored by management and full compliance is expected by the end of 1998. While the Corporation does not anticipate that any Year 2000 computer problems or expenses required to correct such problems will materially affect its financial condition and results of operations, no assurance can be given in this regard.


Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Not yet required.

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                           PART II - OTHER INFORMATION



Item 1.    Legal Proceedings
           None

Item 2.    Changes in Securities
           None.

Item 3.    Defaults Upon Senior Securities
           Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders
           There are no matters brought to a vote of security holders during the quarter ended December 31, 1997.

Item 5.    Other Information
           None

Item 6.    Exhibits and Reports on Form 8-K
           (a)   Exhibit No. 27:  Financial Data Schedule
           (b) Form 8-K was filed on October 10, 1997. Under Item 5, Other Matters, the Corporation reported the issuance of a press release to announce its operating results for the quarter ended September 30, 1997 and the declaration of a $.07 per share cash dividend payable on November 7, 1997 to shareholders of record on October 24, 1997.

                                   SIGNATURES



Pursuant to the requirement of the Securities Exchange Act of 1934, the small business issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:    February 9, 1998                              /s/ Douglas Stewart
                                                       -------------------
                                                       Douglas Stewart
                                                       President





Date:    February 9, 1998                              /s/ Debra Geuy
                                                       --------------
                                                       Debra Geuy
                                                       Chief Financial Officer

                                INDEX TO EXHIBITS


   EXHIBIT
   NUMBER          DESCRIPTION
   ------          -----------


     27         Financial Data Schedule