Form 10QSB
period 1998-03-31
PEOPLES SIDNEY FINANCIAL CORP
filed 1998-05-14
CIK 1031340

FORM 10-QSB

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

 (Mark One)

 [ X ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

             For Quarterly Period ended March 31, 1998

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

                     101 E. Court Street, Sidney, Ohio 45365
                     ---------------------------------------
                    (Address of principal executive offices)

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

                            Yes   [ X ]     No  [   ]


As of May 1, 1998, the latest practicable date, 1,785,375 shares of the issuer's common shares, $.01 par value, were issued and outstanding.

                      PEOPLES-SIDNEY FINANCIAL CORPORATION

                                      INDEX










PART I - FINANCIAL INFORMATION

  Item 1.     Financial Statements (Unaudited)

              Consolidated Balance Sheets.......................................

              Consolidated Statements of Income ................................

              Condensed Consolidated Statements of Changes in Shareholders'
                Equity..........................................................

              Consolidated Statements of Cash Flows ............................

              Notes to Consolidated Financial Statements .......................

  Item 2.     Management's Discussion and Analysis of
                Financial Condition and Results of Operations...................


PART II - OTHER INFORMATION

  Item 1.     Legal Proceedings.................................................

  Item 2.     Changes in Securities and Use of Proceeds.........................

  Item 3.     Defaults Upon Senior Securities...................................

  Item 4.     Submission of Matters to a Vote of Security Holders...............

  Item 5.     Other Information.................................................

  Item 6.     Exhibits and Reports on Form 8-K..................................


SIGNATURES .....................................................................

                      PEOPLES-SIDNEY FINANCIAL CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


Item 1.  Financial Statements
                                                                     March 31,         June 30,
                                                                      1998               1997
                                                                -------------      -------------
ASSETS
Cash and amounts due from depository institutions .........     $     692,243      $     297,722
Interest-bearing deposits in other banks ..................         1,381,509          1,498,104
Overnight deposits ........................................         1,500,000          1,000,000
                                                                -------------      -------------
     Total cash and cash equivalents ......................         3,573,752          2,795,826

Time deposits with other financial institutions ...........         2,000,000          5,000,000
Securities available for sale .............................         4,016,020          2,012,802
Securities held to maturity (Estimated fair value of
  $1,996,795 at June 30, 1997) ............................              --            1,999,375
Loans receivable, net .....................................        93,180,732         88,924,339
Accrued interest receivable ...............................           793,678            735,462
Premises and equipment, net ...............................           892,658            755,286
Federal Home Loan Bank stock available for sale ...........           804,600            762,500
Other assets ..............................................           260,901            156,772
                                                                -------------      -------------

     Total assets .........................................     $ 105,522,341      $ 103,142,362
                                                                =============      =============

LIABILITIES
Deposits ..................................................     $  78,613,404      $  77,045,430
Accrued expense and other liabilities .....................           362,637            385,219
                                                                -------------      -------------
     Total liabilities ....................................        78,976,041         77,430,649


SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value, 500,000 shares authorized,
  none issued and outstanding
Common stock, $.01 par value, 3,500,000 shares authorized,
  1,785,375 shares issued and outstanding .................            17,854             17,854
Additional paid-in capital ................................        17,291,603         17,234,087
Retained earnings .........................................        10,470,928          9,776,982
Unearned employee stock ownership plan shares .............        (1,245,520)        (1,326,280)
Unrealized gain on securities available for sale ..........            11,435              9,070
                                                                -------------      -------------
     Total shareholder's equity ...........................        26,546,300         25,711,713
                                                                -------------      -------------

     Total liabilities and shareholders' equity ...........     $ 105,522,341      $ 103,142,362
                                                                =============      =============

See accompanying notes to consolidated financial statements.

                                  CONSOLIDATED STATEMENTS OF INCOME
                                             (Unaudited)

                                              Three Months Ended              Nine Months Ended
                                                   March 31,                       March 31,
                                            1998             1997            1998            1997
                                        -----------      -----------     -----------     -----------
Interest income
     Loans, including fees ........     $ 1,882,434      $ 1,722,638     $ 5,585,430     $ 5,031,133
     Securities ...................          61,030           28,828         187,318          92,000
     Interest-bearing deposits and
       overnight deposits .........          65,887           25,199         236,602          71,557
     Dividends on Federal Home
       Loan Bank stock ............          14,131           11,920          42,253          35,598
                                        -----------      -----------     -----------     -----------
         Total interest income ....       2,023,482        1,788,585       6,051,603       5,230,288

Interest expense
     Deposits .....................         984,109        1,017,264       2,977,100       2,981,100
     Other borrowings .............            --             26,446            --            60,665
                                        -----------      -----------     -----------     -----------
         Total interest expense ...         984,109        1,043,710       2,977,100       3,041,765
                                        -----------      -----------     -----------     -----------

Net interest income ...............       1,039,373          744,875       3,074,503       2,188,523
Provision for loan losses .........          (9,383)          55,621          26,377          97,397
                                        -----------      -----------     -----------     -----------

Net interest income after
  provision for loan losses .......       1,048,756          689,254       3,048,126       2,091,126

Noninterest income
     Service fees and other charges          15,369           16,544          46,490          46,963

Noninterest expense
     Compensation and benefits ....         257,870          186,058         725,670         553,045
     Occupancy and equipment ......          38,504           33,986         120,175         101,649
     Computer processing expense ..          43,168           41,475         117,096         113,088
     FDIC deposit insurance
       premiums ...................          11,935            2,449          36,766         546,540
     State franchise taxes ........          67,259           35,100         137,420          98,552
     Other ........................         129,231           88,878         392,675         265,362
                                        -----------      -----------     -----------     -----------
         Total noninterest expense          547,967          387,946       1,529,802       1,678,236
                                        -----------      -----------     -----------     -----------

Income before income taxes ........         516,158          317,852       1,564,814         459,853

Provision for income taxes ........         183,700          108,070         556,846         156,350
                                        -----------      -----------     -----------     -----------

Net income ........................     $   332,458      $   209,782     $ 1,007,968     $   303,503
                                        ===========      ===========     ===========     ===========

Earnings per common share .........     $       .20      $      --       $       .61     $      --
                                        ===========      ===========     ===========     ===========

See accompanying notes to consolidated financial statements.

                        CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
                                      SHAREHOLDERS' EQUTY
                                          (Unaudited)



                                                                         Nine Months
                                                                       Ended March 31,
                                                                    1998              1997
                                                               ------------      ------------
Balance, beginning of period .............................     $ 25,711,713      $  9,212,537

Net income for period ....................................        1,007,968           303,503

Cash dividends of $.19 per share .........................         (314,022)             --

Commitment to release 8,076 employee stock ownership plan
  shares at fair value ...................................          138,276              --

Change in unrealized gain on securities available for sale            2,365              --
                                                               ------------      ------------

Balance, end of period ...................................     $ 26,546,300      $  9,516,040
                                                               ============      ============

See accompanying notes to consolidated financial statements.

                             PEOPLES FEDERAL SAVINGS LOAN ASSOCIATION
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (Unaudited)
                                                                           Nine Months Ended
                                                                               March 31,
                                                                         1998             1997
                                                                     -----------      -----------
Cash flows from operating activities
     Net income ................................................     $ 1,007,968      $   303,503
     Adjustments to reconcile net income to net cash from
       operating activities
         Depreciation ..........................................          37,687           40,004
         Provision for loan losses .............................          26,377           97,397
         FHLB stock dividends ..................................         (42,100)         (35,500)
         Compensation expense on ESOP shares ...................         138,276             --
         Change in
              Accrued interest receivable and other assets .....        (163,463)        (264,304)
              Accrued expense and other liabilities ............         (23,801)         (17,158)
              Deferred loan fees ...............................          23,310           (6,441)
                                                                     -----------      -----------
                  Net cash from operating activities ...........       1,004,254          117,501

Cash flows from investing activities
     Purchases of securities available for sale ................      (1,999,141)            --
     Maturities of securities held to maturity .................       2,000,000          600,000
     Purchases of time deposits in other financial institutions       (3,000,000)            --
     Maturities of time deposits in other financial institutions       6,000,000        1,100,000
     Net increase in loans .....................................      (4,306,080)      (8,120,332)
     Premises and equipment expenditures .......................        (175,059)          (8,926)
     Proceeds from sale of real estate owned ...................            --             42,652
                                                                     -----------      -----------
         Net cash from investing activities ....................      (1,480,280)      (6,386,606)

Cash flows from financing activities
     Net increase in deposits ..................................       1,567,974        4,065,365
     Net change in short-term borrowings .......................            --          2,500,000
     Cash dividends paid .......................................        (314,022)            --
                                                                     -----------      -----------
         Net cash from financing activities ....................       1,253,952        6,565,365
                                                                     -----------      -----------

Net change in cash and cash equivalents ........................         777,926          296,260

Cash and cash equivalents at beginning of period ...............       2,795,826        2,720,809
                                                                     -----------      -----------

Cash and cash equivalents at end of period .....................     $ 3,573,752      $ 3,017,069
                                                                     ===========      ===========
Supplemental disclosures of cash flow information
     Cash paid during the period for
         Interest ..............................................     $ 2,982,098      $ 3,085,140
         Income taxes ..........................................         546,000          100,000

     Noncash transactions
         Transfer from loans to real estate owned ..............            --             42,652

See accompanying notes to consolidated financial statements.

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of Peoples-Sidney Financial Corporation (the "Corporation") at March 31, 1998 and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions of Form 10-QSB and, therefore, do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances, and should be read in conjunction with the consolidated financial statements and notes thereto of the Corporation for the fiscal year ended June 30, 1997, included in its 1997 Annual Report. Reference is made to the accounting policies of the Corporation described in the notes to consolidated financial statements contained in its 1997 Annual Report. The Corporation has consistently followed these policies in preparing this Form 10-QSB.

The accompanying consolidated financial statements include accounts of the Corporation and its wholly-owned subsidiary, Peoples Federal Savings and Loan Association (the "Association"), a federal stock savings and loan association. All significant intercompany transactions and balances have been eliminated.

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

The provision for income taxes is based on the effective tax rate expected to be applicable for the entire year. Income tax expense is the sum of the current-year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

Earnings per common share is computed under the provisions of SFAS No. 128, "Earnings Per Share," which was adopted retroactively by the Corporation on December 31, 1997. SFAS No. 128 requires dual presentation of basic and diluted earnings per share ("EPS") for entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing income available to common

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

shareholders by the weighted-average common shares outstanding for the period. Diluted EPS reflects potential dilution of securities that could share in earnings  such as stock  options,  warrants or other common  stock  equivalents.
Adoption of SFAS No. 128 did not change the earnings per share amounts previously reported as the Corporation currently has no common stock equivalents.

Earnings per common share is computed by dividing net income by the weighted average number of shares outstanding during the year. As more fully discussed in
Note 2, the Association converted from a mutual to a stock form of ownership with the concurrent formation of a holding company effective April 25, 1997. The weighted average number of shares outstanding for the three- and nine-month periods ended March 31, 1998 were 1,658,803 and 1,656,198. Unreleased ESOP shares are not considered to be outstanding shares for determining weighted average number of shares used in the earnings per common share calculation. No earnings per common share is shown for the three- and nine-month periods ended March 31, 1997, as before April 25, 1997, the Association was a mutual company. The financial information for the three and nine months ended March 31, 1997, reflects the Association before the conversion.

SFAS No. 129, "Disclosures of Information about Capital Structure," became effective for the Corporation as of December 31, 1997. SFAS No. 129 consolidated existing accounting guidance relating to disclosure about a company's capital structure. SFAS No. 129 did not affect the Corporation's disclosures.

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. It does not require a specific format for that financial statement, but requires an enterprise display an amount representing total comprehensive income for the period in that financial statement.

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

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Standard significantly changes the way public business enterprises report information about operating segments in annual financial statements, and requires those enterprises report selected information about reportable segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 uses a "management approach" to disclose financial and descriptive information about an

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

enterprise's reportable operating segments which is based on reporting information the way management organizes the segments within the enterprise for making operating decisions and assessing performance. For many enterprises, the management approach will likely result in more segments being reported. In addition, the Standard requires significantly more information be disclosed for each reportable segment than is presently being reported in annual financial statements. The Standard also requires selected information be reported in interim financial statements. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997.

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

The Corporation retained 50% of the net proceeds from the sale of common shares. The remainder of the net proceeds were invested in capital stock issued by the Association to the Corporation as a result of the conversion.

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

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 3 - SECURITIES

The amortized cost and estimated fair values of securities are summarized as follows:

                                                              March 31, 1998
                                    ---------------------------------------------------------------
                                                           Gross          Gross          Estimated
                                        Amortized       Unrealized     Unrealized          Fair
                                          Cost            Gains           Losses           Value
Securities available for sale
  U.S. Government agencies          $    3,998,694     $   23,896    $     6,570    $     4,016,020
                                    ==============     ==========    ===========    ===============

                                                               June 30, 1997
                                    ---------------------------------------------------------------
                                                           Gross          Gross          Estimated
                                        Amortized       Unrealized     Unrealized          Fair
                                          Cost            Gains           Losses           Value
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
                                    ==============     ==========    ===========    ===============

Amortized cost and estimated fair values of securities at March 31, 1998, by contractual maturity, are shown below. Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                      Estimated
                                                      Amortized          Fair
                                                         Cost            Value
                                                     -----------     -----------
Securities available for sale
           Due after one year through five years     $ 3,998,694     $ 4,016,020
                                                     ===========     ===========


No securities were sold during the three- or nine-month periods ended March 31, 1998 and 1997. No securities were pledged as collateral at March 31, 1998 or June 30, 1997.

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 4 - LOANS RECEIVABLE

Loans receivable are summarized as follows:


                                                     March 31,         June 30,
                                                      1998               1997
                                                  ------------      ------------
Mortgage loans:
     1-4 family residential .................     $ 79,200,095      $ 75,808,323
     Multi-family residential ...............          667,169           219,153
     Commercial real estate .................        6,541,061         5,842,476
     Real estate construction and development        5,566,362         6,551,430
     Land ...................................        1,882,485         1,446,838
                                                  ------------      ------------
         Total mortgage loans ...............       93,857,172        89,868,220
Consumer and other loans ....................        2,179,678         2,314,263
                                                  ------------      ------------
         Total loans receivable .............       96,036,850        92,182,483
Less:
     Allowance for loan losses ..............         (410,548)         (397,159)
     Loans in process .......................       (2,264,070)       (2,702,795)
     Deferred loan fees .....................         (181,500)         (158,190)
                                                  ------------      ------------

                                                  $ 93,180,732      $ 88,924,339
                                                  ============      ============

Activity in the allowance for loan losses is summarized as follows:

                                      Three Months Ended             Nine Months Ended
                                            March 31,                    March 31,
                                   ------------------------      ------------------------
                                      1998           1997           1998           1997
                                   ---------      ---------      ---------      ---------
Balance at beginning of period     $ 418,075      $ 340,475      $ 397,159      $ 307,308
Provision for losses .........        (9,383)        55,621         26,377         97,397
Charge-offs ..................          --           (3,229)       (15,036)       (15,160)
Recoveries ...................         1,856            703          2,048          4,025
                                   ---------      ---------      ---------      ---------

Balance at end of period .....     $ 410,548      $ 393,570      $ 410,548      $ 393,570
                                   =========      =========      =========      =========

As of and for the three and nine months ended March 31, 1998 and 1997, no loans were considered impaired within the scope of SFAS No. 114.

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 5 - OTHER BORROWINGS

At March 31, 1998, the Association had a cash management line of credit enabling it to borrow up to $5,100,000 from the Federal Home Loan Bank (FHLB) of Cincinnati. The line of credit must be renewed on an annual basis. There were no borrowings outstanding on this line of credit at March 31, 1998 or June 30, 1997. As a member of the Federal Home Loan Bank system, the Association has the ability to obtain additional borrowings up to a maximum total of approximately $16,092,000, including the line of credit. Advances under the borrowing agreements are collateralized by a blanket pledge of the Association's residential mortgage loan portfolio and Federal Home Loan Bank stock.


NOTE 6 - COMMITMENTS, CONTINGENCIES AND FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

Various contingent liabilities are not reflected in the financial statements, including claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, ultimate disposition of these matters is not expected to have a material effect on the Corporation's financial condition or results of operations.

Some financial instruments are used in the normal course of business to meet financing needs of customers and reduce exposure to interest rate changes. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. These involve, to varying degrees, more credit risk than the amount reported in the financial statements.

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

As of March 31, 1998 and June 30, 1997, the Corporation had commitments to make fixed-rate commercial and residential real estate mortgage loans at current market rates totaling $338,000 and $156,000, and variable-rate commercial and residential real estate mortgage loans at current market rates totaling $1,183,500 and $876,000. Loan commitments are generally for 30 days. The interest rates on fixed-rate commitments ranged from 7.50% to 8.25% at March 31, 1998 and were 8.25% at June 30, 1997. The interest rates on variable-rate commitments ranged from 7.00% to 7.75% at March 31, 1998, and 7.25% to 8.50% at June 30, 1997. The Corporation also had unused lines of credit totaling $565,000 and $622,000 at March 31, 1998 and June 30, 1997.

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 6 - COMMITMENTS, CONTINGENCIES AND FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK (Continued)

At March 31, 1998 and June 30, 1997, compensating balances of $437,000 and $298,000 were required as deposits with various correspondent banks. These balances do not earn interest.

The Association entered into employment agreements with certain officers of the Corporation and Association. The agreements provide for terms of one to three years, and an annual salary and performance review by the Board of Directors, as well as inclusion of the employee in any formally-established employee benefit, bonus, pension and profit-sharing plans for which management personnel are eligible. The agreements provide for extensions for a period of one year on each annual anniversary date, subject to review and approval of the extension by disinterested members of the Board of Directors of the Association. The employment agreements also provide for vacation and sick leave.

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

The Corporation accounts for the ESOP in accordance with Statement of Position ("SOP") 93-6. Accordingly, shares pledged as collateral are reported as unearned ESOP shares in the Consolidated Balance Sheets. As shares are released from collateral, the Corporation reports compensation expense equal to the current market price of the shares and the shares become outstanding for earnings-per-share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest. ESOP compensation expense was $53,850 and $138,276 for the three and nine months ended March 31, 1998.

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 7 - EMPLOYEE STOCK OWNERSHIP PLAN (Continued)

The ESOP shares as of March 31, 1998 and June 30, 1997 were as follows:

                                                        March 31,       June 30,
                                                           1998           1997
                                                       ----------     ----------

Allocated shares .................................          8,204          8,204
Shares committed to be released for allocation ...         10,074          1,998
Unreleased shares ................................        124,552        132,628
                                                       ----------     ----------
    Total ESOP shares ............................        142,830        142,830
                                                       ==========     ==========

Fair value of unreleased shares ..................     $2,241,936     $1,865,081
                                                       ==========     ==========

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations

Introduction

In the following pages, management presents an analysis of the financial condition of Peoples-Sidney Financial Corporation (the "Corporation") as of March 31, 1998, compared to June 30, 1997, and results of operations for the three and nine months ended March 31, 1998, compared with the same periods in 1997. This discussion is designed to provide a more comprehensive review of operating results and financial position than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the interim financial statements and related footnotes included herein.

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

On November 8, 1996, the Board of Directors of the Peoples Federal Savings and Loan (the "Association") unanimously adopted a Plan of Conversion to convert from a federally-chartered mutual savings and loan association to a federally-chartered stock savings and loan association with the concurrent formation of a holding company, Peoples-Sidney Financial Corporation. The conversion was consummated on April 25, 1997, by amending the Association's charter and selling the holding company's common stock in an amount equal to the market value of the Association, after giving effect to the conversion. A total of 1,785,375 common shares of the Corporation were sold at $10.00 per share and net proceeds from the sale were $17,217,944 after deducting the costs of conversion.

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

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

Total assets at March 31, 1998 were $105.5 million compared to $103.1 million at June 30, 1997, an increase of $2.4 million, or 2.3%. The increase in total assets was primarily due to increase in loans. The Corporation was able to reinvest proceeds from maturities of time deposits in other financial institutions in higher yielding loans. Additional funding for loan growth was provided by increased deposits.

Loans receivable increased $4.3 million from $88.9 million at June 30, 1997, to $93.2 million at March 31, 1998. The Corporation experienced increases in all mortgage loan categories except for real estate construction and development. The largest increase was in one- to four-family residential real estate loans which increased $3.4 million. These increases are reflective of a strong local economy coupled with attractive loan rates and products compared to local competition. The Corporation's consumer loan portfolio decreased $135,000 between June 30, 1997 and March 31, 1998. Consumer loans remain a small portion of the entire loan portfolio and represented only 2.3% and 2.5% of gross loans at March 31, 1998 and June 30, 1997.

A $3.0 million decrease in time deposits with other financial institutions was the result of redirection of funds provided from the maturities of such investments, in addition to increased deposits, to provide for loan growth. The excess of such funds which were not used to fund loan growth, were invested in overnight deposits to provide liquidity for future loan growth. Overnight funds increased $500,000 from $1.0 million at June 30, 1997 to $1.5 million at March 31, 1998. Total securities remained relatively unchanged as funds provided by maturities of securities classified as held to maturity were reinvested in securities classified as available for sale.

Total deposits increased $1.6 million from $77.0 million at June 30, 1997 to $78.6 million at March 31, 1998. The Corporation experienced increases in savings accounts and certificates of deposit which increased $412,000 and $1.7 million, respectively. Offsetting such increases was a $558,000 decrease in negotiable order of withdrawal ("NOW") accounts. Management believes the shift of funds between savings and NOW accounts is the result of normal patterns of consumer use of funds. Certificate of deposit growth has been due to normal operating procedures as the Corporation has not used any special promotions to attract increased volume. Almost all certificates of deposit mature in less than five years with the majority maturing in the next two years.

As an additional source of liquidity, the Association maintains a $5.1 million cash management line of credit with the Federal Home Loan Bank ("FHLB") of Cincinnati. There were no advances outstanding at March 31, 1998 or June 30, 1997. Advances are variable rate and can be prepaid at any time without penalty. Advances may be obtained from the FHLB to fund future loan growth and liquidity as needed.

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

The Corporation earned net income of $332,000 and $1,008,000 for the three and nine months ended March 31, 1998 compared to net income of $210,000 and $304,000 for the three and nine months ended March 31, 1997. The increase in income for the three months ended March 31, 1998, was due to an increase in net interest income partly offset by increased noninterest expense. The increase in net income for the nine months ended March 31, 1998 was due to an increase in net interest income combined with a decrease in FDIC deposit insurance premiums which resulted from the special deposit insurance assessment recognized as expense in the nine months ended March 31, 1997. The special assessment is more fully discussed below.

Net interest income totaled $1,039,000 and $3,075,000 for the three and nine months ended March 31, 1998 compared to $745,000 and $2,189,000 for the three and nine months ended March 31, 1997, representing increases of $294,000, or 39.5%, and $886,000, or 40.5%, respectively. The change in net interest income is attributable to higher average balances of interest earning assets being funded with the proceeds from the mutual to stock conversion.

Interest and fees on loans totaled $1,882,000 and $5,585,000 for the three and nine months ended March 31, 1998 compared to $1,723,000 and $5,031,000 for the three and nine months ended March 31, 1997, representing increases of $159,000, or 9.3%, and $554,000, or 11.0%, respectively. The increase in interest income was due to higher average loans receivable, related primarily to the origination of new one- to four-family first mortgages.

Interest earned on securities increased $32,000 and $95,000 for the three and nine months ended March 31, 1998, as compared to the same periods in 1997. The increase was a result of higher average balances of securities.

Interest on interest-bearing demand and overnight deposits increased $41,000 and $165,000 for the three and nine months ended March 31, 1998, as compared to the same periods in 1997. The increase was the result of higher average balances of interest-bearing demand and overnight funds.

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Dividends on FHLB stock increased slightly for the three and nine months ended March 31, 1998, compared to the three and nine months ended March 31, 1997, primarily due to an increase in the number of shares of FHLB stock owned.

Interest paid on deposits totaled $984,000 and $2,977,000 for the three and nine months ended March 31, 1998 compared to $1,017,000 and $2,981,000 for the three and nine months ended March 31, 1997. Interest expense decreased by $33,000 for the comparable three month periods due to a temporary increase in the average balance of deposit accounts because of the stock subscription deposits during the three months ended March 31, 1997. However, interest expense has decreased only slightly for the nine month comparable periods as the interest rates paid on various types of deposit accounts have remained fairly stable and the Corporation has not experienced any significant change in the overall average balance or composition of its deposit portfolio.

Interest on borrowings totaled $26,000 and $61,000 for the three and nine months ended March 31, 1997. The Corporation borrowed funds from the FHLB for the first time during fiscal 1997. The borrowings were used as a source of short-term liquidity to provide funding for loan demand before conversion. There were no borrowings during the three and nine months ended March 31, 1998.

The Corporation maintains an allowance for loan losses in an amount that, in management's judgment, is adequate to absorb reasonably foreseeable losses inherent in the loan portfolio. While management utilizes its best judgment and information available, ultimate adequacy of the allowance is dependent on a variety of factors, including performance of the loan portfolio, the economy, changes in real estate values and interest rates and the view of regulatory authorities toward loan classifications. The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level considered adequate to absorb potential losses in the loan portfolio. The amount of the provision is based on management's monthly review of the loan portfolio and consideration of such factors as historical loss experience, general prevailing economic conditions, changes in size and composition of the loan portfolio and specific borrower considerations, including ability of the borrower to repay the loan and the estimated value of the underlying collateral.

The provision for loan losses totaled $(9,000) and $26,000 for the three and nine months ended March 31, 1998 compared to $56,000 and $97,000 for the three and nine months ended March 31, 1997, representing decreases of $65,000, or 116.9%, and $71,000 or 72.9%, respectively. The reduction in the provision is reflective of the fact that the Corporation has seen a reduction in problem loans coupled with the fact that has not experienced significant charge-offs in any period presented. Charge-offs experienced by the Corporation have primarily related to consumer and other non-real estate loans. As indicated previously, such loans make up an insignificant portion of the Corporation's total loan portfolio. The Corporation's low historical charge-off history is the product of a variety of factors, including the Corporation's underwriting guidelines, which generally require a loan-to-value or projected completed value ratio of 90% for purchase or construction of one- to four-family residential properties and 75% for commercial real estate and land loans, established income information and

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

defined ratios of debt to income. Notwithstanding the historical charge-off history, as well as a low volume of non-performing loans, management believes it is prudent to continue to increase the allowance for loan losses as total loans increase. Accordingly, management anticipates it will continue its provisions to the allowance for loan losses as loan growth continues. The allowance for loan losses totaled $411,000, or .43% of gross loans receivable at March 31, 1998, compared with $394,000, or .44% of gross loans receivable at March 31, 1997.

Noninterest income includes service fees and other miscellaneous income. For the three and nine months ended March 31, 1998, noninterest income totaled $15,000 and $46,000 compared to $17,000 and $47,000 for the three and nine months ended March 31, 1997.

Noninterest expense totaled $548,000 and $1,530,000, for the three and nine months ended March 31, 1998 compared to $388,000 and $1,678,000 for same periods in 1997. Increases in compensation and benefits, state franchise taxes and other expenses were the primary reasons for the increase in the comparable three month periods. These increases were more than offset by a decrease federal deposit insurance premiums for the comparable nine month periods. The increase in compensation and benefits was the result of normal, annual merit increases, the addition of new employees and the Corporation's establishment of an employee stock ownership plan. The employee stock ownership plan represented 75.0% of the increase for the three months ended March 31, 1998 and 80.1% of the increase for the nine months ended March 31,1998. State franchise taxes increased due to the change in corporate structure during fiscal 1997 and the resulting tax impact of higher capital levels at the Association and earnings at the Corporation. The three months ended March 31, 1998 was the first period impacted by the capital raised in the conversion. The increase in other expense was attributable to increases in director fees, professional service fees and printing costs related to the Corporation's first annual report. These increases were largely due to the mutual to stock conversion. FDIC deposit insurance expense during the three and nine months ended March 31, 1998 was $12,000 and $37,000, compared to $2,000 and $547,000 for the three and nine months ended March 31, 1997. Included in the prior nine-month period was a special deposit insurance assessment of $456,000 resulting from legislation passed and enacted into law on September 30, 1996, to recapitalize the Savings Association Insurance Fund ("SAIF"). The SAIF was below the level required by law because a significant portion of assessments paid into the SAIF by thrifts, like the Association, were used to pay the cost of prior thrift failures. The legislation called for a one-time assessment of $0.657 for each $100 in deposits held as of March 31, 1995. Because of the recapitalization of the SAIF, the disparity between the bank and thrift insurance assessments was reduced. Thrifts had been paying assessments of $0.23 per $100 of deposits, which, for most thrifts, was reduced to $0.064 per $100 in deposits in January 1997 and will be reduced to $0.024 per $100 in deposits by no later than January 2000.

The volatility of income tax expense is primarily attributable to the change in net income before income taxes. The provision for income taxes totaled $184,000 and $557,000, representing an effective tax rate of 35.6%, for the three and nine months ended March 31, 1998 compared to $108,000 and $156,000, representing an effective tax rate of 34.0%, for the three and nine months ended March 31, 1997.

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Prior to the enactment of legislation discussed below, thrifts which met certain tests relating to the composition of assets had been permitted to establish reserves for bad debts and make annual additions thereto which could, within specified formula limits, be taken as a deduction in computing taxable income for federal income tax purposes. The amount of bad debt reserve deduction for "nonqualifying loans" was computed under the experience method. The amount of the bad debt reserve deduction for "qualifying real property loans" could be computed under either the experience or the percentage of taxable income method, based on an annual election.

In August 1996, legislation was enacted repealing the reserve method of accounting used by many thrifts to calculate their bad debt reserve for federal income tax purposes. Therefore, small thrifts, such as the Association, must recapture that portion of the reserve exceeding the amount that could have been taken under the experience method for tax years beginning after December 31, 1987. The legislation also requires thrifts to account for bad debts for federal income tax purposes on the same basis as commercial banks for tax years beginning after December 31, 1995. The recapture will occur over a six-year period, commencement of which will be delayed until the first taxable year beginning after December 31, 1997, provided the institution meets certain residential lending requirements. At March 31, 1998, the Association had approximately $581,000 in bad debt reserves subject to recapture for federal income tax purposes. The deferred tax liability related to the recapture has been previously established so there will be no effect on future net income.

Liquidity and Capital Resources

The Corporation's liquidity, primarily represented by cash equivalents, is a result of operating, investing and financing activities. These activities are summarized below for the nine months ended March 31, 1998 and 1997.

                                                                Nine Months
                                                              Ended March 31,
                                                             1998          1997
                                                          (Dollars in thousands)
Net income ...........................................     $ 1,008      $   304
Adjustments to reconcile net income to net cash from
  operating activities ...............................          (4)        (186)
                                                           -------      -------
Net cash from operating activities ...................       1,004          118
Net cash from investing activities ...................      (1,480)      (6,387)
Net cash from financing activities ...................       1,254        6,565
                                                           -------      -------
Net change in cash and cash equivalents ..............         778          296
Cash and cash equivalents at beginning of period .....       2,796        2,721
                                                           -------      -------
Cash and cash equivalents at end of period ...........     $ 3,574      $ 3,017
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

OTS regulations presently require the Association to maintain an average daily balance of investments in United States Treasury, federal agency obligations and other investments in an amount equal to 4% of the sum of the Association's average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement, which may be changed from time to time by the OTS to reflect changing economic conditions, is intended to provide a source of relatively liquid funds on which the Association may rely, if necessary, to fund deposit withdrawals or other short-term funding needs. At March 31, 1998, the Association's regulatory liquidity was 11.2%. At such date, the Corporation had commitments to originate fixed-rate commercial and residential real estate loans totaling $338,000, and variable-rate commercial and residential real estate mortgage loans totaling $1,184,000. Loan commitments are generally for 30 days. The Corporation considers its liquidity and capital reserves sufficient to meet its outstanding short- and long-term needs. See Note 6 of the Notes to Consolidated Financial Statements.

The Association is subject to various regulatory capital requirements administered by federal regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory actions that, if undertaken, could have a direct material affect on the Association's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Association must meet specific capital guidelines involving quantitative measures of the Association's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Association's capital amounts and classifications are also subject to qualitative judgments by regulators about the Association's components, risk weightings and other factors. At March 31, 1998 and June 30, 1997, management believes the Association complies with all regulatory capital requirements. Based on the Association's computed regulatory capital ratios, the Association is considered well capitalized under the Federal Deposit Insurance Act at March 31, 1998 and June 30, 1997. Management is not aware of any matters subsequent to March 31, 1998 that would cause the Association's capital category to change.

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

At March 31, 1998 and June 30, 1997, the Association's actual capital levels (in thousands) and minimum required levels were:

                                                                                                Minimum
                                                                                            Required To Be
                                                              Minimum Required             Well Capitalized
                                                                 For Capital            Under Prompt Corrective
                                         Actual               Adequacy Purposes           Action Regulations
                                  Amount         Ratio      Amount         Ratio         Amount          Ratio
                                  ------         -----      ------         -----         ------          -----
                                                           (Dollars in Thousands)
March 31, 1998
Total capital (to risk
  weighted assets)             $  18,453         27.4%    $  5,383          8.0%     $    6,728          10.0%
Tier 1 (core) capital to
  risk-weighted assets)           18,045         26.8        2,691          4.0           4,037           6.0
Tier 1 (core) capital to
  adjusted total assets)          18,045         17.1        4,220          4.0           5,275           5.0
Tangible capital (to
  adjusted total assets)          18,045         17.1        1,583          1.5             N/A

June 30, 1997
Total capital (to risk
  weighted assets)             $  17,481         26.9%    $  5,208          8.0%     $    6,510          10.0%
Tier 1 (core) capital to
  risk-weighted assets)           17,088         26.3        2,604          4.0           3,906           6.0
Tier 1 (core) capital to
  adjusted total                  17,088         16.6        3,094          3.0           5,156           5.0
Tangible capital (to
  adjusted total assets)          17,088         16.6        1,547          1.5             N/A

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

In December 1997, the Association acquired real estate in Anna, Ohio, and announced plans to construct a new, full-service branch banking office. The total projected cost of construction is expected to be $805,000. As of March 31, 1998, the Association has paid $109,000 in costs related to such construction.


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

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                           PART II - OTHER INFORMATION

--------------------------------------------------------------------------------


Item 1.    Legal Proceedings
           None

Item 2.    Changes in Securities
           None.

Item 3.    Defaults Upon Senior Securities
           Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders
           On October 10, 1997, the Annual Meeting of the Shareholders of the Corporation was held. The following members of the Board of Directors of the Corporation were reelected by the votes set forth below for terms expiring in 2000:

           Harry N. Faulkner     FOR:  1,340,264           WITHHELD:      22,153
           John W. Sargeant      FOR:  1,350,187           WITHHELD:      13,230

           One other matter submitted to the Shareholders, for which the following votes were cast:

           Ratification of the selection of Crowe, Chizek and Company LLP as the auditors of the Corporation for the fiscal year ending June 30, 1998.

           FOR:  1,305,180       AGAINST:  12,000           ABSTAIN:  3,230

Item 5.    Other Information
           None

Item 6.    Exhibits and Reports on Form 8-K
           (a)   Exhibit No. 27:  Financial Data Schedule
           (b) Form 8-K was filed on January 28, 1998. Under Item 5, Other Matters, the Corporation reported the issuance of a press release to announce its operating results for the quarter ended December 31, 1997 and the declaration of a $.07 per share cash dividend payable on February 6, 1998 to shareholders of record on January 23, 1998.

                      PEOPLES-SIDNEY FINANCIAL CORPORATION

                                   SIGNATURES

--------------------------------------------------------------------------------


Pursuant to the requirement of the Securities Exchange Act of 1934, the small business issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:      May 8, 1998                                /s/ Douglas Stewart
                                                      -------------------
                                                      Douglas Stewart
                                                      President





Date:      May 8, 1998                                /s/ Debra Geuy
                                                      --------------
                                                      Debra Geuy
                                                      Chief Financial Officer

--------------------------------------------------------------------------------

                      PEOPLES-SIDNEY FINANCIAL CORPORATION

                                INDEX TO EXHIBITS


   EXHIBIT
   NUMBER                  DESCRIPTION
   ------                  -----------


     27                Financial Data Schedule