Form 10KSB
period 1998-06-30
PEOPLES SIDNEY FINANCIAL CORP
filed 1998-09-25
CIK 1031340

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         FOR THE FISCAL YEAR ENDED          June 30, 1998
                                       OR
[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ______________ to _________________

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

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

         State the issuer's revenues for its most recent fiscal year: $8,130,061

         The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the bid and asked prices of such stock on the NASDAQ System as of August 25, 1998 was 31.0 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

         As of August 25, 1998, there were issued and outstanding 1,775,375 shares of the Registrant's Common Stock.


                       DOCUMENTS INCORPORATED BY REFERENCE

         Parts II and IV of Form 10-KSB - Portions of the Annual Report to Stockholders for the fiscal year ended June 30, 1998.

         Part III of Form 10-KSB - Portions of Proxy Statement for 1998 Annual Meeting of Stockholders.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE)
         YES [  ]         NO   [ X ]

                                     PART I

Item 1.  Description of Business

General

         Peoples-Sidney Financial Corporation (the "Company") is a Delaware corporation which was organized in 1997 by Peoples Federal Savings & Loan Association of Sidney ("Peoples Federal" or the "Association") for the purpose of becoming a savings and loan holding company. The Company owns all of the capital stock of the Association issued in connection with the completion of the Association's conversion from the mutual to stock form of organization on April 25, 1997. Unless the context otherwise requires, all references herein to the Company include the Company and the Association on a consolidated basis, except that information as of a date prior to April 25, 1997 relates only to the Association. The Association, the Company's only subsidiary, was organized in 1886 as an Ohio-chartered mutual association and converted to a federally chartered association in 1958.

         The Association is primarily engaged in the business of attracting savings deposits from the general public and investing such funds in permanent mortgage loans secured by one- to four-family residential real estate located primarily in Shelby County, Ohio, and to a lesser extent in the contiguous counties of Logan, Auglaize, Miami, Darke and Champaign. The Association also originates loans for the construction of one- to four-family real estate, loans secured by multi-family real estate (over four units) and nonresidential real estate, and consumer loans and invests in U.S. government obligations, interest bearing deposits in other financial institutions and other investments permitted by applicable law.

         The Association's operations are regulated by the Office of Thrift Supervision (the "OTS"). The Association is a member of the Federal Home Loan Bank System ("FHLB System") and a stockholder in the Federal Home Loan Bank ("FHLB") of Cincinnati. The Association is also a member of the Savings Association Insurance Fund ("SAIF") and its deposit accounts are insured up to applicable limits by the Federal Deposit Insurance Corporation ("FDIC"). Accordingly, the Association is also subject to regulation and oversight by the FDIC.

         The executive offices of the Company are located at 101 E. Court Street, Sidney, Ohio 45365 and its telephone number is (937) 492-6129.

Forward-Looking Statements

         When used in this Form 10-KSB and in future filings by the Company with the Securities and Exchange Commission (the "SEC"), in the Company's press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify
"forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, among other things, changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

         The Company does not undertake--and specifically declines any obligation--to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Lending Activities

         General. The principal lending activity of the Association is originating for its portfolio first mortgage loans secured by owner-occupied one- to four-family residential properties located in its primary market area. In addition, in order to increase the yield and/or the interest rate sensitivity of its portfolio and in order to provide more comprehensive financial services to families and businesses in the Association's primary market area, Peoples Federal also originates construction or development, commercial real estate, consumer, land, multi-family and commercial business loans. The Association may adjust or discontinue any product offering to respond to competitive or economic factors.

         Loan Portfolio Composition. The following information sets forth the composition of the Association's loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred loan fees and allowance for loan losses) as of the dates indicated.

                                                                                  June 30,
                                     -----------------------------------------------------------------------------------------------
                                            1998               1997                1996                1995              1994
                                     ------------------  ----------------   -----------------   -----------------  -----------------
                                     Amount    Percent   Amount   Percent   Amount    Percent   Amount    Percent  Amount    Percent
                                                                                            (Dollars in Thousands)
Real Estate Loans:
 One- to four-family.............    $79,691     82.37%  $75,808   82.24%   $65,448    79.60%   $59,181   78.95%   $53,531    77.64%
 Construction and development....      6,776      7.00     6,551    7.10      7,091     8.63      6,639    8.86      6,254     9.07
 Commercial......................      6,608      6.83     5,843    6.34      5,302     6.45      5,750    7.67      6,080     8.82
 Multi-family....................        655      0.68       219    0.24        485     0.59        335    0.45        579     0.84
 Land............................        868      0.90     1,447    1.57      1,342     1.63        909    1.21        805     1.16
                                     -------    ------   -------  ------    -------   ------    -------  ------    -------   ------
     Total real estate loans.....     94,598     97.78    89,868   97.49     79,668    96.90     72,814   97.14     67,249    97.53
                                     -------    ------   -------  ------    -------   ------    -------  ------    -------   ------

Other Loans:
 Consumer Loans:
  Automobile.....................      1,124      1.16     1,215    1.32      1,274     1.55      1,042    1.39        706     1.02
  Deposit account................        257      0.27       351    0.38        167     0.20        262    0.35        190     0.28
  Other..........................        672      0.69       719    0.78      1,027     1.25        821    1.09        749     1.09
                                     -------    ------   -------  ------    -------   ------    -------  ------    -------   ------
     Total consumer loans........      2,053      2.12     2,285    2.48      2,468     3.00      2,125    2.83      1,645     2.39
                                     -------    ------   -------  ------    -------   ------    -------  ------    -------   ------

 Commercial business loans.......        101      0.10        29    0.03         81     0.10         22    0.03         55     0.08
                                     -------    ------   -------  ------    -------   ------    -------  ------    -------   ------

     Total loans.................     96,752    100.00%   92,182  100.00%    82,217   100.00%    74,961  100.00%    68,949   100.00%
                                     -------    ======   -------  ======              ======             ======              ======

Less:
 Loans in process................     (2,079)            (2,703)             (3,508)             (2,579)            (1,929)
 Deferred loan fees..............       (195)              (158)               (169)               (198)              (212)
 Allowance for loan losses.......       (426)              (397)               (307)               (251)              (198)
                                     -------              ------             -----              ------             -------
 Total loans receivable, net.....    $94,052             $88,924            $78,233             $71,933            $66,610
                                     =======             =======            =======             =======            =======

         The following table shows the composition of the Association's loan portfolios by fixed- and adjustable-rate at the dates indicated.

                                                                                 June 30,
                                     -----------------------------------------------------------------------------------------------
                                            1998               1997                1996                1995              1994
                                     ------------------  ----------------   -----------------   -----------------  -----------------
                                     Amount    Percent   Amount   Percent   Amount    Percent   Amount    Percent  Amount    Percent
                                     ------    -------   ------   -------   ------    -------   ------    -------  ------    -------

                                                                                            (Dollars in Thousands)
Fixed-Rate Loans:
 Real estate:
  One- to four-family............    $24,628     25.46%  $21,836   23.69%   $17,166    20.88%  $12,254    16.35%  $11,708     16.98%
  Construction and development...      1,643      1.70       949    1.03        775     0.94       526     0.70       768      1.11
  Commercial.....................        386      0.40       259    0.28        179     0.22       313     0.42       395      0.57
  Multi-family...................        ---       ---       ---     ---        ---      ---       ---      ---        12      0.02
  Land...........................         80      0.08       184    0.20         20     0.02         5     0.01        29      0.04
                                     -------     -----   -------   -----    -------    -----   -------    -----   -------     -----
     Total real estate loans.....     26,737     27.64    23,228   25.20     18,140    22.06    13,098    17.48    12,912     18.72
                                     -------     -----   -------   -----    -------    -----   -------    -----   -------     -----
 Consumer loans..................      2,053      2.12     2,285    2.48      2,468     3.00     2,125     2.83     1,645      2.39
 Commercial business loans.......        101      0.10        29     .03         81     0.10        22     0.03        55       .08
                                     -------     -----   -------   -----    -------    -----   -------    -----   -------     -----
     Total fixed-rate loans......     28,891     29.86    25,542   27.71     20,689    25.16    15,245    20.34    14,612     21.19

Adjustable-Rate Loans:
 Real estate:
  One- to four-family............     55,063     56.91    53,972   58.55     48,282    58.73    46,927    62.60    41,823     60.66
  Construction and development...      5,133      5.30     5,602    6.07      6,316     7.68     6,113     8.15     5,486      7.96
  Commercial.....................      6,222      6.43     5,584    6.06      5,123     6.23     5,437     7.25     5,685      8.25
  Multi-family...................        655      0.68       219    0.24        485     0.59       335     0.45       567      0.82
  Land...........................        788      0.82     1,263    1.37      1,322     1.61       904     1.21       776      1.12
                                     -------     -----   -------   -----    -------    -----   -------    -----   -------     -----
     Total adjustable-rate loans.     67,861     70.14    66,640   72.29     61,528    74.84    59,716    79.66    54,337     78.81
                                     -------     -----   -------   -----    -------    -----   -------    -----   -------     -----
     Total loans.................     96,752    100.00%   92,182  100.00%    82,217   100.00%   74,961   100.00%   68,949    100.00%
                                                ======            ======              ======             ======              ======

Less:
 Loans in process................     (2,079)             (2,703)            (3,508)            (2,579)            (1,929)
 Deferred loan fees..............       (195)               (158)              (169)              (198)              (212)
 Allowance for loan losses.......       (426)               (397)              (307)              (251)              (198)
                                     -------             -------            -------            -------            -------
    Total loans receivable, net..    $94,052             $88,924            $78,233            $71,933            $66,610
                                     =======             =======            =======            =======            =======

         The following schedule presents the contractual maturities of the Association's loan portfolio at June 30, 1998. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                                 Real Estate
                            -------------------------------------------------------
                                One- to Four-Family and          Multi-family,
                             Construction and Development    Commercial and Land            Consumer             Commercial Business
                            -----------------------------  ------------------------  -------------------     -----------------------
                                               Weighted                    Weighted              Weighted                  Weighted
                                               Average                     Average                Average                  Average
                               Amount           Rate       Amount           Rate      Amount       Rate       Amount        Rate
                               ------           ----       ------           ----      ------       ----       ------        ----
                                                                    (Dollars in Thousands)
1 year or less(1)             $     7           8.47%     $     3           8.38%     $   549      9.65%     $    96        8.42%

Over 1 year - 3 years             358           8.77           24           7.64          883      9.84            5        9.75
Over 3 years - 5 years          1,587           8.41          258           8.06          621      9.22           --          --
Over 5 years -
 10 years                       4,785           8.31        1,881           7.98           --                     --          --
Over 10 years -
 20 years                      31,834           7.84        4,064           7.79           --                     --          --
Over 20 years                  47,896           7.76        1,901           7.86           --        --           --          --
                              -------           ----      -------           ----      -------      ----      -------        ----
    Total                     $86,467           7.83%     $ 8,131           7.86%     $ 2,053      9.60%     $   101        8.49%
                              =======           ====      =======           ====      =======      ====      =======        ====

                                      Total
                              ------------------------
                                              Weighted
                                               Average
                               Amount           Rate
                              -------           ----
1 year or less(1)             $   655           9.45%

Over 1 year - 3 years           1,270           9.50
Over 3 years - 5 years          2,466           8.58
Over 5 years -
 10 years                       6,666           8.22
Over 10 years -
 20 years                      35,898           7.83
Over 20 years                  49,797           7.76
                              -------           ----
    Total                     $96,752           7.87%
                              =======           ====

-----------
(1)  Includes demand loans, loans having no stated maturity and overdraft loans.


      The total amount of loans due after June 30, 1999 which have predetermined interest rates is $28,244,000, while the total amount of loans due after such dates which have floating or adjustable interest rates is $67,853,000.

         Under federal law, the aggregate amount of loans that the Association is permitted to make to any one borrower is generally limited to 15% of unimpaired capital and surplus (25% if the security for such loan has a "readily ascertainable" value or 30% for certain residential development loans). At June 30, 1998, based on the above limitation, the Association's regulatory loan-to-one borrower limit was approximately $2.75 million. On the same date, the Association had no borrowers with outstanding balances in excess of this amount. As of June 30, 1998, the largest dollar amount of indebtedness to one borrower or group of related borrowers was $1,043,000 secured by multiple one-to four-family real estate properties. The next largest loan to one borrower or group of related borrowers had an outstanding balance of $764,000 at June 30, 1998 and is secured by commercial property leased to tenants involved in retail business. As of June 30, 1998, such loans were performing in accordance with their terms.

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

One- to Four-Family Residential Real Estate Lending

         The cornerstone of the Association's lending program has long been the origination of long-term permanent loans secured by mortgages on owner-occupied one- to four-family residences. At June 30, 1998, $79.7 million, or 82.4% of the Association's loan portfolio, consisted of permanent loans on one- to four-family residences. At that date, the average outstanding residential loan balance was $53,000 and the largest outstanding residential loan had a principal balance of $323,000. Virtually all of the residential loans originated by Peoples Federal are secured by properties located in the Association's market area.

         Historically, Peoples Federal originated for retention in its own portfolio 30-year fixed-rate loans secured by one- to four-family residential real estate. Beginning in 1979, in order to reduce its exposure to changes in interest rates, Peoples Federal began to originate adjustable rate mortgage loans ("ARMs"), subject to market conditions and consumer preference. The Association traditionally has not sold either its ARM or its fixed-rate loan production, and as a result of continued consumer demand, particularly during periods of relatively low interest rates, for fixed-rate loans, Peoples Federal has continued to originate fixed-rate residential loans in amounts and at rates which are monitored for compliance with the Association's asset/liability management policy. Currently, the Association originates fixed-rate loans with maturities of up to 20 years for retention in its own portfolio. Limiting the contractual term to 20 years, as opposed to the more traditional 30 year period, allows for accelerated principal repayment and equity build up for the borrower. Currently, all such loans are made on owner-occupied properties. All ARMs originated by the Association are retained and serviced by it. At June 30, 1998, the Association had $24.6 million of fixed-rate permanent one-to four-family residential loans, constituting 25.5% of the Association's loan portfolio at such date.

         The Association has offered ARM loans at rates, terms and points determined in accordance with market and competitive factors. The Association's current one- to four-family residential ARMs are fully amortizing loans with contractual maturities of up to 30 years. Applicants are qualified using a fully indexed rate, and no ARMs allow for negative amortization. The interest rates on the ARMs originated by Peoples Federal are generally subject to adjustment at one, three, and five-year intervals based on a margin over the analogous Treasury Securities Constant Maturity Index. Decreases or increases in the interest rate of the Association's ARMs are generally limited to 6% above or below the initial interest rate over the life of the loan, and up to 2% per adjustment period. The Association's ARMs are not convertible into fixed-rate loans, and do not contain prepayment penalties. ARM loans may be assumed on a case by case basis with the Association's consent. At June 30, 1998, the total balance of one- to four-family ARMs was $55.1 million, or 56.9% of the Association's loan portfolio.

         The Association also offers the "7/1" ARM loan. This product maintains a constant interest rate and payment for the first seven years of the loan. Amortizable for up to 30 years, the loan will adjust beginning in the eighth year, subject to the rate caps discussed above. At June 30, 1998, the Association had $206,000 in "7/1" loans. In 1992, the Association initiated a program specifically tailored to first time home buyers. These loans are made on a five year adjustable basis with a term up to 30 years. The margin, which is lower than other products currently offered, is 200 basis points. Additionally, somewhat higher debt-to-income ratios are permitted, although mandatory escrows for taxes and insurance, an acceptable credit rating and an employment history of at least one year are required. The maximum loan amount under this program, which requires that the property be owner-occupied, is currently $75,000, which can be the lesser of the purchase price or 90% of appraised value. At June 30, 1998, the Association had approximately $5.7 million of first-time home buyer loans in its portfolio.

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

          The Association uses the same underwriting standards for home equity lines of credit as it uses for one- to four-family residential mortgage loans. The Association's home equity lines of credit are originated in amounts which, together with the amount of the first mortgage, generally do not exceed 80% of the appraised value of the property securing the loan. At June 30, 1998, the Association had $418,000 of home equity lines of credit and an additional $291,000 of additional funds committed, but undrawn, under such lines.

Construction and Development Lending

         The Association makes construction loans to individuals for the construction of their primary or secondary residences and loans to builders or developers for the construction of single-family homes, multi-family units and commercial real estate projects. Loans to individuals for the construction of their residences typically run for 12 months. The borrower pays interest only during the construction period. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans. At June 30, 1998, the Association had 43 construction loans with outstanding aggregate balances of $5.1 million secured by residential property. Of this amount, $3.2 million in loans were outstanding directly to borrowers intending to live in the properties upon completion of construction. At that same date, the Association had 15 construction loans with outstanding aggregate balances of $1.9 million secured by one- to four-family residential properties constructed by builders who have pre-sold their houses to individual purchasers.

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

         Development loans, which include loans to develop vacant or raw land, are made to various builders and developers with whom the Association has had long-standing relationships. All of such loans are secured by land zoned for residential developments and located within the Association's market area. Proceeds are used for excavation, utility placements and street improvements. Disbursements related to acquisition and development land loans are typically based on the construction cost estimate of an independent architect or engineer who inspects the project in connection with significant disbursement requests. As lots are sold, a portion of the sale price is applied to the principal of the outstanding loan. Interest payments are required at regular intervals (quarterly or semi-annually) and loan terms typically are written for three years. At June 30, 1998, the Association had $1.7 million, or 1.8% of gross loans receivable, in this category.

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

Commercial Real Estate Lending

           The Association's commercial real estate loan portfolio consists of loans secured by a variety of non-residential properties including retail facilities, small office buildings, farm real estate and churches. At June 30, 1998, the Association's largest commercial real estate loan totaled $764,000. At that date, the Association had 64 commercial real estate loans, totaling $6.6 million or 6.8% of gross loans receivable.

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

         The table below sets forth by type of security property the estimated number, loan amount and outstanding balance of Peoples Federal's commercial real estate loans at June 30, 1998.

                                                                              Outstanding
                                   Number of             Original               Principal
                                    Loans               Loan Amount              Balance
                                    -----               -----------              -------
                                                  (Dollars in Thousands)


Office......................          15                  $1,602                  $1,197
Retail......................           5                   1,219                   1,039
Farm real estate............          40                   4,115                   4,115
Churches....................           4                     409                     257
                                     ---                 -------                --------
   Total....................          64                  $7,345                  $6,608
                                      ==                  ======                  ======

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

Multi-Family Lending

         The Association has historically made permanent multi-family loans in its primary market area. However, the Association has generally decreased this component as a percentage of its loan portfolio in recent years and the amount of such loans at June 30, 1998 was insignificant, totaling $655,000, or 0.7% of gross loans receivable.

         The Association's multi-family loan portfolio includes loans secured by five or more unit residential buildings located primarily in the Association's market area.

Land Lending

         Peoples Federal makes loans to individuals who purchase and hold land for various reasons, such as the future construction of a residence. Such loans are generally originated with terms of three years and have maximum loan-to-value ratios of 75%. At June 30, 1998, the Association had $868,000, or 0.9% of gross loans receivable, in land loans.

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

Consumer Lending

         Management believes that offering consumer loan products helps to expand the Association's customer base and to create stronger ties with its existing customer base. In addition, because consumer loans generally have shorter terms to maturity and carry higher rates of interest than do residential mortgage loans, they can be valuable asset/liability management tools. The Association currently originates substantially all of its consumer loans in its market area. At June 30, 1998, the Association's consumer loans totaled $2.1 million, or 2.1% of the Association's gross loan portfolio.

         Peoples Federal offers a variety of secured consumer loans, including automobile loans, loans secured by savings deposits and home improvement loans. Although the Association primarily originates consumer loans secured by real estate, deposits or other collateral, the Association also makes unsecured personal loans.

         The largest component of the Association's consumer lending program is automobile loans. At June 30, 1998, automobile loans totaled $1.1 million, or 1.2% of gross loans receivable. The Association makes loans directly to the consumer to aid in the purchase of new and used vehicles, which serve as collateral for the loan. The Association also employs other underwriting criteria discussed below in deciding whether to extend credit.

         The Association also offers a credit card program as an accommodation to existing customers. At June 30, 1998, approximately 231 credit cards had been issued, with an aggregate outstanding loan balance of $63,000 and unused credit available of $256,000. The Association presently charges an annual membership fee of $15.00 and a fixed annual rate of interest on these credit cards.

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

Commercial Business Lending

         In order to increase the yield and interest rate sensitivity of its loan portfolio and in order to satisfy the demand for financial services available to individuals and businesses in its primary market area, the Association has maintained a small portfolio of commercial business loans.

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

         Most of the Association's commercial business loans have terms ranging from three months to one year and carry fixed interest rates. The underwriting process for commercial business loans generally includes consideration of the borrower's financial statements, tax returns, projections of future business operations and inspection of the subject collateral, if any. At June 30, 1998, commercial business loans totaled $101,000, or 0.1% of the Association's gross loans receivable.

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

         The following table shows the loan origination and repayment activities of the Association for the periods indicated.

                                                          Year Ended June 30,
                                                  -------------------------------------
                                                    1998         1997           1996
                                                  --------     ---------      --------
                                                              (In thousands)
Originations by type:
 Adjustable rate:
  Real estate - one- to four-family               $ 16,076      $ 14,908      $ 15,044
                  - commercial                       2,839         2,849         1,366
                  - multi-family                       470           180           180
  Non-real estate - consumer                          --            --            --
                        - commercial business         --            --            --
                                                  --------      --------      --------
         Total adjustable-rate                      19,385        17,937        16,590
 Fixed rate:
  Real estate - one- to four-family                  8,247         7,406         9,458
                  - commercial                         266           461           121
                  - multi-family                      --            --            --
  Non-real estate - consumer                         1,923         2,294         2,087
                        - commercial business          122            11            87
                                                  --------      --------      --------
         Total fixed-rate                           10,558        10,172        11,753
                                                  --------      --------      --------
         Total loans originated                     29,943        28,109        28,343

  Principal repayments                             (24,670)      (17,149)      (21,939)
Increase in other items, net(1)                        (66)         (134)          (52)
                                                  --------      --------      --------
         Net increase                             $  5,207      $ 10,826      $  6,352
                                                  ========      ========      ========

------------
(1) Includes allowance for loan losses, net deferred loan origination fees and transfers to foreclosed assets.

Delinquencies and Non-Performing Assets

         Delinquency Procedures. When a borrower fails to make a required payment on a loan, the Association attempts to cure the delinquency by contacting the borrower. A late notice is sent on all loans over 30 days delinquent. Another late notice is sent 60 days after the due date followed by a letter from the President of the Association.

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

         Consumer loans are charged-off if they remain delinquent for 120 days unless the borrower and lender agree on a payment plan. If terms of the plan are not met, they are then subject to charge-off. The Association's procedures for repossession and sale of consumer collateral are subject to various requirements under Ohio consumer protection laws.

         Real estate acquired by Peoples Federal as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired by foreclosure or deed in lieu of foreclosure, it is initially recorded at fair value at the date of acquisition. Any write-down resulting therefrom is charged to the allowance for loan losses.
Subsequent decreases in the value of the property are charged to operations through the creation of a valuation allowance. After acquisition, all costs incurred in maintaining the property are expensed. Costs relating to the development and improvement of the property, however, are capitalized to the extent of estimated fair value.

         The following table sets forth the Association's loan delinquencies by type, by amount and by percentage of type at June 30, 1998.

                                                     Loans Delinquent For:
                                 ----------------------------------------------------------------
                                           60-89 Days                    90 Days and Over              Total Delinquent Loans
                                 ------------------------------     -----------------------------    ---------------------------
                                                       Percent                            Percent                        Percent
                                                       of Loan                            of Loan                        of Loan
                                 Number    Amount      Category     Number    Amount     Category     Number   Amount   Category
                                 ------    ------      --------     ------    ------     --------     ------   ------   --------
                                                                         (Dollars in Thousands)
Real Estate:
  One- to four-family......        13        $592          0.74%       26     $948         1.19%        39     $1,540      1.93%
  Construction and
   development.............       ---         ---          ---        ---      ---          ---        ---        ---     ---
  Commercial...............         1          14         0.20        ---      ---          ---          1         14      0.20
  Multi-family.............       ---         ---          ---        ---      ---          ---        ---        ---     ---
  Land.....................       ---         ---          ---        ---      ---          ---        ---        ---     ---
Consumer...................         5          28         1.36          6       11         0.50         11         39      1.90
Commercial business........       ---         ---          ---        ---      ---          ---        ---        ---     ---
                                  ---        ----        -----        ---     ----        -----        ---      ------    ----

     Total.................        19        $634         0.66%        32     $959         0.99%        51     $1,593      1.65%
                                   ==        ====        =====       ====     ====        =====        ===     ======      ====

         Classification of Assets. Federal regulations require that each savings institution classify its own assets on a regular basis. In addition, in connection with examinations of savings institutions, OTS and FDIC examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: Substandard, Doubtful and Loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the Association will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of Substandard assets, with the additional characteristics that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as Loss is considered uncollectible and of such little value that continuance as an asset on the balance sheet of the institution, without establishment of a specific valuation allowance or charge-off, is not warranted. Assets classified as Substandard or Doubtful require the institution to establish prudent general allowances for loan losses. If an asset or portion thereof is classified as Loss, the institution may charge-off such amount against the loan loss allowance. If an institution does not agree with an examiner's classification of an asset, it may appeal this determination to the District Director of the OTS.

         On the basis of management's review of its assets, at June 30, 1998, the Association had classified a total of $728,000 of its loans, as follows:


                             One- to Four-        Commercial
                                 Family           Real Estate           Land         Consumer          Total
                                 ------           -----------           ----         --------          -----
                                                                   (In Thousands)

Substandard................       $713                 $---            $---            $  3             $716
Doubtful...................        ---                  ---             ---             ---              ---
Loss.......................        ---                  ---             ---              12               12
                                  ----                  ---             ---            ----            -----
                                  $713                  ---             ---             $15             $728
                                  ====                  ===             ===             ===             ====

         Peoples Federal's classified assets consist of the (i) non performing loans and (ii) loans and other assets of concern discussed herein. As of the date hereof, these asset classifications are consistent with those of the OTS and FDIC.

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

                                                                                  June 30,
                                                        ------------------------------------------------------------
                                                         1998         1997          1996         1995           1994
                                                        ------       ------        ------       ------         -----
                                                                             (Dollars in Thousands)
Non accruing loans:
  One- to four-family...........................          $713         $705       $   564      $   494       $   711
  Construction and development..................           ---          ---           ---          ---           ---
  Commercial real estate........................           ---           14           211          ---            17
  Multi-family..................................           ---          ---           ---          ---           ---
  Land..........................................           ---          ---            51          214           192
  Consumer......................................           ---          ---           ---          ---           ---
  Commercial business...........................           ---          ---           ---          ---           ---
                                                          ----         ----       -------      -------       -------
     Total......................................           713          719           826          708           920
                                                          ----          ---       -------      -------       -------

Accruing loans delinquent more than 90 days:
  One- to four-family...........................           235          143           326          604           564
  Construction and development..................           ---          ---           ---          ---           ---
  Commercial real estate........................           ---          ---            58           86            35
  Multi-family..................................           ---          ---           ---          ---           ---
  Land..........................................           ---          ---           ---          ---           ---
  Consumer......................................            11            5            11           20             7
  Commercial business...........................           ---          ---           ---          ---           ---
                                                          ----         ----       -------      -------       -------
     Total......................................           246          148           395          710           606
                                                          ----         ----       -------      -------       -------

Foreclosed assets:
  One- to four-family...........................           ---          ---           ---          ---           ---
  Construction and development..................           ---          ---           ---          ---           ---
  Commercial real estate........................           ---          ---           ---          ---           ---
  Multi-family..................................           ---          ---           ---          ---            74
  Land..........................................           ---          ---           ---          ---           ---
  Consumer......................................           ---          ---           ---          ---           ---
  Commercial business...........................           ---          ---           ---          ---           ---
                                                          ----         ----       -------      -------       -------

     Total......................................           ---          ---           ---          ---            74
                                                          ----         ----       -------      -------       -------

Total non performing assets.....................          $959         $867        $1,221       $1,418        $1,600
                                                          ====         ====        ======        =====        ======
Total as a percentage of total assets...........          0.91%        0.84%         1.41%        1.80%         2.10%
                                                          ====         ====          ====         ====          ====

         For the year ended June 30, 1998 gross interest income which would have been recorded had the non accruing loans been current in accordance with their original terms amounted to $67,824. The amount that was included in interest income on such loans was $46,267 for the year ended June 30, 1998.

         Other Assets of Concern. As of June 30, 1998, the Association had no assets that are not now disclosed because of known information about the possible credit problems of the borrowers or the cash flows of the security property which would cause management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non performing asset categories.

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

         Loan impairment is reported when full payment under the terms of the loan is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential first mortgage loans secured by one-to four-family residences, residential construction loans, credit card, automobile, home equity and second mortgage loans. Commercial loans and mortgage loans secured by other properties are evaluated individually for impairment. If a loan is impaired, a portion of the allowance for loan losses is allocated so that the loan is reported net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Loans are evaluated for impairment when payments are delayed, typically 90 days or more, or when it is probable that not all principal and interest payments will be collected in accordance with the original terms of the loan.

         As of June 30, 1998, the Association's allowance for loan losses as a percent of gross loans receivable and as a percent of nonperforming loans amounted to 0.44% and 44.41%, respectively. In light of the level of non performing assets to total assets and the nature of these assets, management believes that the allowance for loan losses is adequate. While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments to the allowance for loan losses, and net earnings could be significantly affected, if circumstances differ substantially from the assumptions used in making the final determination.

         The following table sets forth an analysis of the Association's allowance for loan losses.

                                                                               Year Ended June 30,
                                                            --------------------------------------------------------

                                                              1998        1997         1996         1995        1994
                                                            ------        ----       -------      ------       -----

                                                                             (Dollars in Thousands)

Balance at beginning of period.......................         $397        $307        $ 251         $198        $123

Charge-offs:
  One- to four-family................................            7         ---            9          ---           1
  Construction and development.......................          ---         ---          ---          ---         ---
  Commercial real estate.............................          ---         ---          ---          ---         ---
  Multi-family.......................................          ---         ---          ---          ---         ---
  Consumer...........................................            8          22            6            4          14
  Commercial business................................          ---         ---          ---          ---         ---
                                                             -----       -----       ------       ------      ------
                                                                15          22           15            4          15
                                                              ----        ----        -----        -----       -----
Recoveries:
  One- to four-family................................          ---         ---            1          ---         ---
  Construction and development.......................          ---         ---          ---          ---         ---
  Commercial real estate.............................          ---         ---          ---          ---         ---
  Multi-family.......................................          ---         ---          ---          ---         ---
  Consumer...........................................            3           9            2            2           7
  Commercial business................................          ---         ---          ---          ---         ---
                                                             -----       -----       ------       ------      ------
                                                                 3           9            3            2           7
                                                             -----       -----       ------       ------      ------

Net charge-offs......................................           12          13           12            2           8
Additions charged to operations......................           41         103           68           55          83
                                                            ------        ----       ------        -----       -----
Balance at end of period.............................         $426        $397        $ 307         $251        $198
                                                              ====        ====        =====         ====        ====

Ratio of net charge-offs during the period to
 average loans outstanding(1) during the period......        0.01%       0.02%        0.02%         ---%       0.01%
                                                             ====        ====         ====         ====        ====

Ratio of net charge-offs during the period to
 nonperforming assets at the end of the period.......        1.33%       1.49%        0.98%        0.14%       0.50%
                                                             ====        ====         ====         ====        ====

-----------
(1) Calculated net of deferred loan fees, loan discounts, loans in process and allowance for loan losses.

         The distribution of the Association's allowance for losses on loans at the dates indicated is summarized as follows:

                                                                                 June 30,
                                    ------------------------------------------------------------------------------------------------
                                                  1998                             1997                             1996
                                    ------------------------------   -------------------------------- ------------------------------
                                                            Percent                          Percent                         Percent
                                                           of Loans                          of Loans                       of Loans
                                                 Loan      in Each                 Loan     in Each                 Loan    in Each
                                    Amount of   Amounts   Category   Amount of   Amounts    Category   Amount of   Amounts  Category
                                    Loan Loss     by      to Total   Loan Loss      by      to Total   Loan Loss     by     to Total
                                    Allowance  Category     Loans    Allowance   Category     Loans    Allowance  Category    Loans
                                    ---------  --------     -----    ---------   --------     -----    ---------  --------    -----
                                                                          (Dollars in Thousands)
One- to four-family..................  $335    $79,691      82.37%     $316      $75,808     82.24%     $ 211      $65,448    79.60%
Construction and development.........    16      6,776       7.00        14        6,551       7.10         4        7,091     8.63
Commercial real estate...............    15      6,608       6.83        15        5,843       6.34        36        5,302     6.45
Multi-family.........................     2        655       0.68       ---          219       0.24         1          485     0.59
Land.................................     2        868       0.90         3        1,447       1.57         2        1,342     1.63
Consumer.............................    56      2,053       2.12        49        2,285       2.48        53        2,468     3.00
Commercial business..................   ---        101       0.10       ---           29       0.03       ---           81     0.10
Unallocated..........................   ---        ---        ---       ---          ---        ---       ---          ---      ---
                                       -----   -------     ------      ----      -------     ------      ----      -------    ------
     Total...........................  $426    $96,752     100.00%     $397      $92,182     100.00%     $ 307     $82,217   100.00%
                                       ====    =======     ======      ====      =======     ======      =====     =======   ======

                                                                            June 30,
                                          --------------------------------------------------------------------------
                                                        1995                                    1994
                                          ------------------------------------- ------------------------------------
                                                                     Percent                                 Percent
                                                                     of Loans                               of Loans
                                                         Loan         in Each                   Loan        in Each
                                           Amount of    Amounts      Category    Amount of    Amounts       Category
                                           Loan Loss       by        to Total    Loan Loss       by         to Total
                                           Allowance    Category       Loans     Allowance    Category        Loans
                                           ---------    --------       -----     ---------    --------        -----
                                                                     (Dollars in Thousands)
One- to four-family..................        $ 179      $59,181        78.95%     $ 126        $53,531        77.64%
Construction and development.........            5        6,639         8.86          3          6,254         9.07
Commercial real estate...............            7        5,750         7.67          2          6,080         8.82
Multi-family.........................          ---          335         0.45        ---            579         0.84
Land.................................           21          909         1.21         29            805         1.16
Consumer.............................           39        2,125         2.83         38          1,645         2.39
Commercial business..................          ---           22         0.03        ---             55         0.08
Unallocated..........................          ---          ---          ---        ---            ---          ---
                                             -----      -------       ------      -----        --------      ------
     Total...........................        $ 251      $74,961       100.00%     $ 198        $68,949       100.00%
                                             =====      =======       ======      =====        =======       ======

Investment Activities

         As part of its asset/liability management strategy, the Association invests in U.S. government and agency obligations to supplement its lending activities. The Association's investment policy also allows for investments in overnight funds, mortgage-backed securities and certificates of deposit. The Association may consider the expansion of investments into other securities if deemed appropriate. At June 30, 1998, the Association did not own any securities of a single issuer which exceeded 10% of the Association's equity, other than U.S. government or federal agency obligations. See Note 3 of the Notes to the Consolidated Financial Statements for additional information regarding the Association's securities portfolio.

         The Association is required by federal regulations to maintain a minimum amount of liquid assets that may be invested in specified securities and is also permitted to make certain other securities investments. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is provided. As of June 30, 1998, the Association's liquidity ratio (liquid assets as a percentage of net withdrawable savings and current borrowings) was 11.49% as compared to the OTS requirement of 4.0%.

         As of June 30, 1998 the Association had securities totaling $4.0 million classified as available for sale while there were no classified as held to maturity. As future securities are acquired, the Association may elect to classify them as either available for sale or held to maturity.

         The following table sets forth the composition of the Association's investments in securities and time deposits at the dates indicated.

                                                                                           June 30,
                                                          --------------------------------------------------------------------------
                                                                 1998                       1997                       1996
                                                          ----------------------      -------------------       --------------------
                                                           Carrying       % of       Carrying       % of        Carrying    % of
                                                             Value        Total        Value        Total         Value     Total
                                                             -----        -----        -----        -----         -----     -----
                                                                                    (Dollars in Thousands)
Securities:
  U.S. government securities.........................      $    ---         ---%      $    ---        ---%      $    ---      ---%
  Federal agency obligations held to maturity........           ---       ---            1,999      20.45          2,598    59.52
  Federal agency obligations available for sale......         4,016       80.92          2,013      20.59            ---    ---
  Time deposits......................................           100        2.01          5,000      51.15          1,100    25.20
                                                            -------    --------         ------      -----         ------   ------
     Subtotal........................................         4,116       82.93          9,012      92.19          3,698    84.72
FHLB stock...........................................           847       17.07            763       7.81            667    15.28
                                                           --------     -------        -------   --------        -------   ------
     Total securities and FHLB stock.................        $4,963      100.00        $ 9,775     100.00%        $4,365   100.00%
                                                             ======      ======        =======     ======         ======   ======
Average remaining life of securities
  and time deposits..................................    3.01 years                 1.04 years                1.21 years

Other interest-earning assets:
  Interest-bearing deposits with banks...............       $ 2,292        53.40%      $ 1,498      59.97%        $1,355     57.54%
  Overnight deposits.................................         2,000        46.60         1,000      40.03          1,000     42.46
                                                           --------      -------        ------    -------         ------    ------
     Total...........................................       $ 4,292       100.00%      $ 2,498     100.00%        $2,355    100.00%
                                                            =======       ======       =======     ======         ======    ======

         The composition and maturities of the time deposit and securities portfolios, excluding FHLB stock, are indicated in the following table.

                                                                       June 30, 1998
                                        --------------------------------------------------------------------------
                                               Less Than                 1 to 5               Total Securities
                                                1 Year                    Years               and Time Deposits
                                        ---------------------  --------------------------   ----------------------
                                        Amortized               Amortized                   Amortized
                                          Cost     Fair Value     Cost         Fair Value     Cost      Fair Value
                                          ----     ----------     ----         ----------     ----      ----------
                                                                  (Dollars in Thousands)
Time deposit........................    $   100     $   100   $     ---       $      ---    $   100     $   100
Federal agency obligations held to
maturity............................        ---         ---         ---              ---        ---         ---
Federal agency obligations
available for sale..................      1,000       1,007       2,999            3,009      3,999       4,016
                                        -------     -------     -------          -------     ------      ------
Total securities and time deposit...     $1,100      $1,107      $2,999           $3,009     $4,099      $4,116
                                         ======      ======      ======           ======     ======      ======

Weighted average yield..............      6.41%       6.41%       6.50%            6.50%      6.48%       6.48%


         Mortgage-Backed Securities. The Association has no mortgage-backed securities. From time to time, the Association has considered purchasing such securities to supplement loan production or for other reasons, and may do so in the future, but the Association currently has no plans to purchase such securities.

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

         The following table sets forth the savings flows at the Association during the periods indicated.

                                                 Year Ended June 30,
                                     -------------------------------------------
                                        1998           1997              1996
                                     ---------      ---------         ----------
                                               (Dollars in Thousands)
Opening balance                      $  77,045      $  77,318         $  70,306
Deposits                                87,133        111,312(1)         70,928
Withdrawals                             88,401        114,882(1)         66,928
Interest credited                        3,277          3,297             3,012
                                     ---------      ---------         ---------

Ending balance                       $  79,054      $  77,045         $  77,318
                                     =========      =========         =========

Net increase (decrease)              $   2,009      $    (273)        $   7,012
                                     =========      =========         =========

Percent increase (decrease)               2.61%         (0.35)%            9.97%
                                     =========      =========         =========

-------------

(1) Includes stock subscription deposit activity which was included in savings accounts in conjunction with the Association's mutual to stock conversion.

         The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Association at the dates indicated.

                                                                                June 30,
                                                 ---------------------------------------------------------------------------------
                                                          1998                        1997                           1996
                                                 ----------------------     ------------------------     -------------------------
                                    Weighted
                                     Average
                                     Rate at                    Percent                     Percent                     Percent
                                 June 30, 1998    Amount       of Total       Amount       of Total        Amount       of Total
                                 -------------    ------       --------       ------       --------        ------       --------

                                                                         (Dollars in Thousands)
Transactions and Savings Deposits:

Noninterest Bearing Demand.......                $    169         0.22%     $     150          0.19%      $     118       0.15%
Savings Accounts.................      3.05%       18,456        23.34         17,685         22.94          19,039      24.60
NOW Accounts.....................      2.42%        3,362         4.25          3,469          4.50           3,184       4.11
Money Market Accounts............      2.50%          982         1.24            777          1.01           1,236       1.60
                                                 --------         ----      ---------          ----       ---------       ----

Total Non-Certificates...........                  22,969        29.05         22,081         28.64          23,577      30.46
                                                 --------         ----      ---------          ----       ---------       ----

Certificates:

 0.00 -  1.99%...................                     ---        ---              ---           ---             ---        ---
 2.00 -  3.99%...................                     ---        ---              ---           ---               2        ---
 4.00 -  5.99%...................                  36,060        45.59         28,959         37.57          32,233      41.64
 6.00 -  7.99%...................                  20,025        25.32         26,005         33.74          21,506      27.79
 8.00 -  9.99%...................                     ---        ---              ---           ---             ---        ---
10.00% and over..................                     ---        ---              ---           ---             ---        ---
                                                 --------         ----      ---------           ---       ---------       ----

Total Certificates...............      5.84%       56,085        70.91         54,964         71.31          53,741      69.43
                                                 --------         ----      ---------          ----       ---------       ----
Accrued Interest.................                      35        0 .04             36          0.05              82       0.11
                                                 --------         ----      ---------          ----       ---------       ----
Total Deposits...................      4.99%      $79,089       100.00%       $77,081        100.00%      $  77,400     100.00%
                                                  =======       ======        =======        ======       =========     ======

         The following table shows rate and maturity information for the Association's certificates of deposit as of June 30, 1998.

                                      4.00-        6.00-                        Percent
                                      5.99%        7.99%          Total        of Total
                                      -----        -----          -----        --------
                                                 (Dollars in Thousands)
Certificate accounts
    maturing
in quarter ending:

September 30, 1998.............        7,202         2,798        10,000          17.83%
December 31, 1998..............        5,754         1,145         6,899          12.30
March 31, 1999.................        5,424           399         5,823          10.39
June 30, 1999..................        4,865           903         5,768          10.29
September 30, 1999.............        3,045            59         3,104           5.53
December 31, 1999..............        3,509         1,341         4,850           8.65
March 31, 2000.................          424         2,186         2,610           4.65
June 30, 2000..................          499         3,816         4,315           7.69
September 30, 2000.............        1,651         1,607         3,258           5.81
December 31, 2000..............        2,184         1,299         3,483           6.21
March 31, 2001.................        1,087           174         1,261           2.25
June 30, 2001..................          301           112           413           0.74
September 30, 2001.............           11           142           153           0.27
December 31, 2001..............          ---           554           554           0.99
March 31, 2002.................            5           184           189           0.34
June 30, 2002..................           99           262           361           0.64
September 30, 2002.............          ---           452           452           0.81
December 31, 2002..............          ---           439           439           0.78
March 31, 2003.................          ---         1,001         1,001           1.78
June 30, 2003..................          ---         1,152         1,152           2.05
                                     -------       -------       -------         ------
   Total.......................      $36,060       $20,025       $56,085         100.00%
                                     =======       =======       =======         ======

   Percent of total............       64.30%        35.70%
                                      =====         =====

         At June 30, 1998 the Association had approximately $4.1 million in certificate accounts in amounts of $100,000 or more maturing as follows:

                                                                      Weighted
                         Maturity Period              Amount        Average Rate
                         ---------------              ------        ------------
                                                   (Dollars in
                                                    Thousands)

Three months or less...........................       $1,073            5.46%
Over three through six months..................          554             6.01
Over six through 12 months.....................          900             5.48
Over 12 months.................................        1,530             6.05
                                                     -------             ----
Total..........................................       $4,057             5.76%
                                                      ======             ====

         For   additional   information   regarding  the   composition   of  the
Association's   deposits,   see  Note  8  of  Notes  to  Consolidated  Financial
Statements.

         Borrowings. Peoples Federal's other available sources of funds include advances from the FHLB of Cincinnati and other borrowings. As a member of the FHLB of Cincinnati, the Association is required to own capital stock in the FHLB of Cincinnati and is authorized to apply for advances from the FHLB of Cincinnati. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB of Cincinnati may prescribe the acceptable uses for these advances, as well as limitations on the size of the advances and repayment provisions.

         The following table sets forth the maximum month-end balance and average balance of FHLB advances for the periods indicated.

                                                                         Year Ended June 30,
                                                                ------------------------------------
                                                                  1998          1997          1996
                                                                ------------------------------------
                                                                        (Dollars in Thousands)
Balance at period end:
  FHLB advances...........................................       $7,000        $  ---       $   --

Maximum balance at any month end during the period:
  FHLB advances...........................................       $7,000        $3,500       $   ---

Average balance for the period:
  FHLB advances...........................................       $   96        $1,163       $   ---
  Weighted average rate...................................        6.25%         5.59%           ---%

Service Corporations

         As a federally chartered savings association, Peoples Federal is permitted by OTS regulations to invest up to 2% of its assets, or $2.1 million at June 30, 1998, in the stock of, or loans to, service corporation subsidiaries. As of such date, Peoples Federal had no investments in service corporations.

                                   REGULATION

General

         Peoples Federal is a federally chartered savings association, the deposits of which are federally insured and backed by the full faith and credit of the United States Government. Accordingly, Peoples Federal is subject to broad federal regulation and oversight extending to all its operations. Peoples Federal is a member of the FHLB of Cincinnati and is subject to certain limited regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). As the savings and loan holding company of Peoples Federal, the Company also is subject to federal regulation and oversight. The purpose of the regulation of the Company and other savings and loan holding companies is to protect subsidiary savings associations. Peoples Federal is a member of the SAIF, which together with the Bank Insurance Fund (the "BIF") are the two deposit insurance funds administered by the FDIC, and the deposits of Peoples Federal are insured by the FDIC. As a result, the FDIC has certain regulatory and examination authority over Peoples Federal.

         Certain of these regulatory requirements and restrictions are discussed below or elsewhere in this document.

Federal Regulation of Savings Associations

         The OTS has extensive authority over the operations of savings associations. As part of this authority, Peoples Federal is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS examination of Peoples Federal was as of March 31, 1998. When these examinations are conducted by the OTS and the FDIC, the examiners may require the Association to provide for higher general or specific loan loss reserves. All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the OTS. The Association's OTS assessment for the fiscal year ended June 30, 1998 was $32,000.

         The OTS also has extensive enforcement authority over all savings institutions and their holding companies, including Peoples Federal and the Company. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS. Except under certain circumstances, public disclosure of final enforcement actions by the OTS is required.

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

         Peoples Federal's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At June 30, 1998, the Association's lending limit under this restriction was $2.75 million. Peoples Federal is in compliance with the loans-to-one-borrower limitation.

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

         In order to equalize the deposit insurance premium schedules for BIF and SAIF insured institutions, the FDIC imposed a one-time special assessment on all SAIF-assessable deposits pursuant to federal legislation enacted on September 30, 1996. Peoples Federal's special assessment, which was $456,000, was paid in November 1996, and included in federal deposit insurance expense in the fiscal year ended June 30, 1997. Effective January 1, 1997, the premium schedule for BIF and SAIF insurance institutions ranged from 0 to 27 basis points. However, SAIF-insured institutions are required to pay a Financing Corporation (FICO) assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980's, equal to 6.48 basis points for each $100 in domestic deposits, while BIF-insured institutions pay an asessment equal to
1.52 basis points for each $100 in domestic deposits. The assessment is expected to be reduced to 2.43 no later than January 1, 2000, when BIF insured institutions fully participate in the assessment. These assessments, which may be revised based upon the level of BIF and SAIF deposits, will continue until the bonds mature in the year 2017.

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

         The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. At June 30, 1998, the Association did not have any intangible assets.

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

         At June 30, 1998, Peoples Federal had tangible capital of $18.3 million, or 17.3% of total assets, which is approximately $16.7 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

         The capital standards also require core capital equal to at least 3% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card receivables. As a result of the prompt corrective action provisions discussed below, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio. At June 30, 1998, Peoples Federal had no intangible assets which were subject to these tests.

         At June 30, 1998, Peoples Federal had core capital equal to $18.3 million, or 17.3% of adjusted total assets, which is 14.1 million above the minimum leverage ratio requirement of 4% as in effect on that date.

         The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At June 30, 1998, Peoples Federal had $413,000 of general loss reserves, which was less than 1.25% of risk-weighted assets.

         Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. Peoples Federal had no such exclusions from capital and assets at June 30, 1998.

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

         On June 30, 1998, Peoples Federal had total capital of $18.7 million (including $18.3 million in core capital and $413,000 in qualifying supplementary capital) and risk-weighted assets of $67.8 million, or total capital of 27.6% of risk-weighted assets. This amount was $13.3 million above the 8% requirement in effect on that date.

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

         Generally, savings associations, such as Peoples Federal, that before and after the proposed distribution meet their capital requirements, may make capital distributions during any calendar year equal to the greater of 100% of net income for the year-to-date plus 50% of the amount by which the lesser of the association's tangible, core or risk-based capital exceeds its capital requirement for such capital component, as measured at the beginning of the calendar year, or 75% of their net income for the most recent four quarter period. However, an association deemed to be in need of more than normal supervision by the OTS may have its dividend authority restricted by the OTS. Peoples Federal may pay dividends in accordance with this general authority.

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

         The OTS has proposed regulations that would revise the current capital distribution restrictions. Under the proposal a savings association may make a capital distribution without notice to the OTS (unless it is a subsidiary of a holding company) provided that it has a CAMEL 1 or 2 rating, is not of supervisory concern, and would remain adequately capitalized (as defined in the OTS prompt corrective action regulations) following the proposed distribution. Savings associations that would remain adequately capitalized following the proposed distribution but do not meet the other noted requirements must notify the OTS 30 days prior to declaring a capital distribution. The OTS stated it will generally regard as permissible that amount of capital distributions that do not exceed 50% of the institution's excess regulatory capital plus net income to date during the calendar year. A savings association may not make a capital distribution without prior approval of the OTS and the FDIC if it is undercapitalized before, or as a result of, such a distribution. As under the current rule, the OTS may object to a capital distribution if it would constitute an unsafe or unsound practice. No assurance may be given as to whether or in what form the regulations will be adopted.

Liquidity

         All savings associations, including Peoples Federal, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. For a discussion of what Peoples Federal includes in liquid assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in the 1998 Annual Report to Stockholders attached hereto as Exhibit 13 and incorporated by reference herein. This liquid asset ratio requirement may vary from time to time depending upon economic conditions and savings flows of all savings associations. At the present time, the minimum liquid asset ratio is 4%.

Qualified Thrift Lender Test

         All savings associations, including Peoples Federal, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended (the "Code"). Under either test, such assets primarily consist of residential housing related loans and investments. At June 30, 1998, the Association met the test and has always met the test since its effectiveness.

         Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If an association does not requalify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to the BIF. If such an association has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national bank branching rights in its home state. In addition, the association is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends. If such association has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in prepayment penalties. If any association that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. See "- Regulation of the Company."

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

         Due to the heightened attention being given to the CRA in recent years, the Association may be required to devote additional funds for investment and lending in its local community. The Association was examined for CRA compliance in 1998 and received a rating of satisfactory.

Transactions with Affiliates

         Generally, transactions between a savings association or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the association's capital. Affiliates of Peoples Federal include the Company and any company which is under common control with the Association. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. The OTS has the discretion to treat subsidiaries of savings associations as affiliates on a case by case basis.

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

Regulation of the Company

         The Company is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non-savings association subsidiaries which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association.

         As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions. If the Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Company and any of its subsidiaries (other than Peoples Federal or any other SAIF-insured savings association) would become subject to such restrictions unless such other associations each qualify as a QTL and were acquired in a supervisory acquisition.

         If Peoples Federal fails the QTL test, the Company must obtain the approval of the OTS prior to continuing after such failure, directly or through its other subsidiaries, any business activity other than those approved for multiple savings and loan holding companies or their subsidiaries. In addition, within one year of such failure the Holding Company must register as, and will become subject to, the restrictions applicable to bank holding companies. The activities authorized for a bank holding company are more limited than are the activities authorized for a unitary or multiple savings and loan holding company. See "--Qualified Thrift Lender Test."

         The Company must obtain approval from the OTS before acquiring control of any other SAIF-insured association. Such acquisitions are generally prohibited if they result in a multiple savings and loan holding company controlling savings associations in more than one state. However, such interstate acquisitions are permitted based on specific state authorization or in a supervisory acquisition of a failing savings association.

Federal Securities Law

         The common stock of the Company is registered with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

         Company stock held by persons who are affiliates (generally officers, directors and principal stockholders) of the Company may not be resold without registration unless sold in accordance with certain resale restrictions. If the Company meets specified current public information requirements, each affiliate of the Company is able to sell in the public market, without registration, a limited number of shares in any three-month period.

Federal Reserve System

         The Federal Reserve Board requires all depository institutions to maintain noninterest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At June 30, 1998, Peoples Federal was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "--Liquidity."

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

         As a member, Peoples Federal is required to purchase and maintain stock in the FHLB of Cincinnati. At June 30, 1998, Peoples Federal had $847,000 in FHLB stock, which was in compliance with this requirement. In past years, Peoples Federal has received substantial dividends on its FHLB stock. Over the past five fiscal years such dividends have averaged 6.60% and were 7.22% for fiscal 1998.

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

         For the year ended June 30, 1998, dividends paid by the FHLB of Cincinnati to Peoples Federal totaled $57,000, which constitutes an $8,000 increase over the amount of dividends received in fiscal year 1997. The $15,000 dividend for the quarter ended June 30, 1998 reflects an annualized rate of 7.25%, or .03% above the rate for fiscal 1998.

Federal and State Taxation

         Savings associations such as Peoples Federal, that meet certain conditions prescribed by the Code, are permitted to establish reserves for bad debts and to make annual additions thereto which may, within specified formula limits, be taken as a deduction in computing taxable income for federal income tax purposes. The amount of the bad debt reserve deduction was computed under the experience method. Under the experience method, the bad debt reserve deduction is an amount determined under a formula based generally upon the bad debts actually sustained by the savings association over a period of years.

         In August 1996, legislation was enacted that repealed the percentage of taxable income method used by many thrifts, including the Association, to calculate their bad debt reserve for federal income tax purposes. As a result, small thrifts such as the Association must recapture that portion of the reserve that exceeds the amount that could have been taken under the experience method for tax years beginning after December 31, 1987. The recapture will occur over a six-year period, the commencement of which will be delayed until the first taxable year beginning after December 31, 1997, provided the institution meets certain residential lending requirements. At June 30, 1998, the Association had approximately $581,000 in bad debt reserves subject to recapture for federal income tax purposes. The deferred tax liability related to the recapture has been previously established so there will be no effect on future net income.

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

         A portion of the Association's reserves for losses on loans may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of June 30, 1998, the portion of Peoples Federal's reserves subject to this treatment for tax purposes totaled approximately $2.2 million.

         Peoples Federal files federal income tax returns on a fiscal year basis using the accrual method of accounting. The Company does not file consolidated federal income tax returns with Peoples Federal.

         Peoples Federal has been audited by the IRS, or the statute of limitations for assessment has closed, with respect to federal income tax returns through June 30, 1994. With respect to years examined by the IRS, either all deficiencies have been satisfied or sufficient reserves have been established to satisfy asserted deficiencies. In the opinion of management, any examination of still open returns (including returns of subsidiaries and predecessors of, or entities merged into, Peoples Federal) would not result in a deficiency which could have a material adverse effect on the financial condition of Peoples Federal.

         Ohio Taxation. The Association conducts its business in Ohio and consequently is subject to the Ohio corporate franchise tax. A financial institution subject to the Ohio corporate franchise tax levied by the Ohio Revised Code pays a tax equal to 0.014 times its apportioned net worth. The apportionment factor consists of a gross receipts factor, determined by reference to the total receipts of the financial institution from all sources, a property factor, determined by reference to the net book value of all loans and fixed assets owned by the financial institution and a payroll factor.

         Delaware Taxation. As a Delaware holding company, the Company is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual fee to the State of Delaware. The Company is also subject to an annual franchise tax imposed by the State of Delaware. The Company also files an Ohio franchise tax return and pays tax on its Ohio taxable income.


Impact of New Accounting Standards

         Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" - SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. It does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement.

         SFAS 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS 130 will be effective in fiscal 1999 and is not expected to have a significant impact on the Company's financial statements.

         SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" - SFAS 131 significantly changes the way the public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about reportable segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 uses a "management approach" to disclose financial and descriptive information about an enterprise's reportable operating segments which is based on reporting information the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. For many enterprises, the management approach will likely result in more segments being reported. In addition, SFAS 131 requires significantly more information to be disclosed for each reportable segment than is presently being reported in annual financial statements. SFAS 131 also requires that selected information be reported in interim financial statements. SFAS 131 will be effective for fiscal 1999 and is not expected to have a significant impact on the Company's financial statements.

         SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" - SFAS 132 amends the disclosure requirements of previous pension and other postretirement benefit accounting standards by requiring additional disclosures about such plans as well as eliminating some disclosures no longer considered useful. SFAS 132 also allows greater aggregation of disclosures for employers with multiple defined benefit plans. Non-public companies are subject to reduced disclosure requirements; however, such entities may elect follow the full disclosure requirements of SFAS 132. SFAS 132 will be effective in fiscal 1999 and is not expected to have a significant impact on the Company's financial statements.

         SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" - SFAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving off-setting changes in fair value or cash flows. SFAS 133 does not allow hedging of a security which is classified as held to maturity, accordingly, upon adoption of SFAS 133, companies may reclassify any security from held to maturity to available for sale if they wish to be able to hedge the security in the future. SFAS 133 is effective for fiscal years beginning after June 15, 1999 with early adoption encouraged for any fiscal quarter beginning July 1, 1998 or later, with no retroactive application. Management does not expect the adoption SFAS 133 to have a significant impact on the Company's financial statements.

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

Employees

         At June 30, 1998, the Association had a total of 21 full-time employees, 12 of which have been employed by Peoples Federal for at least 10 years, and four part-time employees. None of the Association's employees are represented by any collective bargaining group. Management considers its employee relations to be good.

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

         David R. Fogt. Mr. Fogt, age 47, is Vice President of Operations and Financial Services of the Association. He is responsible for the overall administration of the Association with direct responsibilities in consumer lending and asset and liability management. He has been employed by Peoples Federal since 1983.

         Gary N. Fullenkamp. Mr. Fullenkamp, age 42, is Vice President of Mortgage Loans and Corporate Secretary of the Association. He is responsible for mortgage lending operations of the Association, including underwriting and processing of mortgage loan activity. He has been employed by Peoples Federal since 1979.

         Debra A. Geuy. Mrs. Geuy, age 40, is Chief Financial Officer and Treasurer of the Association. She is responsible for overseeing the financial functions of the Association. She has been employed by Peoples Federal since 1978.

Item 2. Properties

         The following table sets forth information concerning the main office and a drive-in facility of the Association at June 30, 1998. The Association believes that its current facilities are adequate. The Association also maintains a 24- hour ATM at its main office location.

                                                                  Net Book
                                              Owned                Value at
                               Year             or                  June 30,
Location                      Opened          Leased                  1998
--------                      ------         --------                -----
Main Office:

101 East Court Street          1917           Owned                 241,000
Sidney, Ohio 45365

Drive-In:

232 S. Ohio Avenue             1971           Owned                 182,000
Sidney, Ohio 45365


         In December 1997, the Association acquired real estate in Anna, Ohio, and announced plans to construct a new, full-service branch banking office. The total projected cost of construction is expected to be $805,000. As of June 30, 1998, the Association has paid $196,000 in costs related to such construction.

         The Association's depositor and borrower customer files are maintained by an independent data processing company. The net book value of the data processing and computer equipment utilized by the Association at June 30, 1998 was approximately $62,000.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         A special meeting of stockholders of the Company was held on May 22, 1998. The matters voted on by the stockholders at the meeting and the number of votes cast for, against, as abstentions and broker non-votes were as follows:

                                                                                            BROKER
                                      FOR              AGAINST           ABSTAIN          NON-VOTES
                                   ---------           -------           -------          ---------
Adoption of the Company's 1998
 Stock Option and Incentive Plan   1,043,979           178,765            20,203               ---

Adoption of the Company's 1998     1,037,727           174,092            31,128               ---
 Management Recognition Plan

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         Page 4 of the Company's 1998 Annual Report to Stockholders is incorporated herein by reference.

Item 6.  Management's Discussion and Analysis or Plan of Operation

         Pages 8 through 20 of the Company's 1998 Annual Report to Stockholders are incorporated herein by reference.


Item 7.  Financial Statements

         Pages 21 through 43 of the Company's 1998 Annual Report to Stockholders are incorporated herein by reference.

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


                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act


Directors

         Information concerning directors of the Company is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1998, a copy of which will be filed not later than 120 days after the close of the fiscal year.

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

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended June 30, 1998, the Company complied with all Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners.

Item 10.      Executive Compensation

         Information concerning executive compensation is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1998, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 11.      Security Ownership of Certain Beneficial Owners and Management

         Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1998, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.      Certain Relationships and Related Transactions

         Information concerning certain relationships and related transactions is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1998, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 13.      Exhibits and Reports on Form 8-K

         (a)  Exhibits



                                                                    Reference to
                                                                    Prior Filing
                                                                     or Exhibit
Regulation                                                              Number
S-B Exhibit                                                           Attached
Number                              Document                           Hereto
------                              --------                           ------
2         Plan of acquisition, reorganization, arrangement,             None
          liquidation or succession
3(i)      Certificate of Incorporation                                   *
3(ii)     By-Laws                                                        *
 4        Instruments defining the rights of holders, including          *
          indentures
 9        Voting trust agreement                                        None
10.1      Employee Stock Ownership Plan                                  *
10.2      Form of Employment Agreement with Douglas Stewart              *
10.3      Forms of Employment Agreements with David R. Fogt,             *
          Gary N. Fullenkamp, Debra A. Geuy and Steven Goins
10.4      401k Plan                                                      *
10.5      Incentive Bonus Plan                                           *
10.6      Peoples-Sidney Financial Corporation 1998 Stock                **
          Option and Incentive Plan
10.7      Peoples-Sidney Financial Corporation 1998                      **
          Management Recognition Plan
11        Statement re: computation of per share earnings               None
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
99        Additional exhibits                                       Not required

* Filed as an exhibit to the Registrant's Form S-1 registration statement (File No. 333-20461) and incorporated herein by reference.

** Included as an exhibit to the Registrant's definitive proxy statement on Schedule 14A (Commission File No. 0-22223) filed with the Commission on April 20, 1998 and incorporated herein by reference.

         (b)  Reports on Form 8-K

         During the quarter ended June 30, 1998, the Company filed a Current Report on Form 8-K on June 2, 1998 to report, under Item 5, the issuance of a press release announcing the payment of a cash dividend, the Company's intention to repurchase up to five percent of its outstanding shares of common stock and that its stockholders had approved the Company's 1998 Stock Option and Incentive Plan and 1998 Management Recognition Plan.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


PEOPLES-SIDNEY FINANCIAL CORPORATION


By: /s/ Douglas Stewart
    -------------------
    Douglas Stewart
    President, Chief Executive Officer and Director
    (Duly Authorized Representative)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


/s/ Douglas Stewart                             /s/ James W. Kerber
-------------------                             -------------------
Douglas Stewart                                 James W. Kerber
President, Chief Executive Officer              Director
and Director
(Principal Executive Officer)

Date: September 25, 1998                        Date: September 25, 1998
      ------------------                              ------------------


/s/ Richard T. Martin                           /s/ John W. Sargeant
---------------------                           --------------------
Richard T. Martin                               John W. Sargeant
Chairman of the Board                           Director

Date: September 25, 1998                        Date: September 25, 1998
      ------------------                              ------------------


/s/ Robert W. Bertsch                           /s/ Debra A. Geuy
---------------------                           -----------------
Robert W. Bertsch                               Debra A. Geuy
Director                                        Chief Financial Officer and
                                                Treasurer
                                                (Principal Financial and
                                                Accounting Officer)

Date: September 25, 1998                        Date: September 25, 1998
      ------------------                              ------------------


/s/ Harry N. Faulkner
---------------------
Harry N. Faulkner
Director

Date: September 25, 1998
      ------------------

                                INDEX TO EXHIBITS



  Number
  ------

    13          Portions of Annual Report to Security Holders

    21          Subsidiaries of the Registrant

    27          Financial Data Schedule