Form 10QSB
period 1998-09-30
PEOPLES SIDNEY FINANCIAL CORP
filed 1998-11-09
CIK 1031340

FORM 10-QSB

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

 (Mark One)

  [X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For Quarterly Period ended September 30, 1998

  [ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from __________ to ____________.

                         Commission File Number 0-22223

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Delaware                                         31-1499862
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (IRS Employer
  incorporation or organization)                            Identification No.)

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

                            Yes   [ X ]     No  [   ]

As of November 3, 1998, the latest practicable date, 1,740,375 shares of the issuer's common shares, $.01 par value, were outstanding.

                      PEOPLES-SIDNEY FINANCIAL CORPORATION

                                      INDEX




PART I - FINANCIAL INFORMATION

  Item 1.   Financial Statements (Unaudited)

            Consolidated Balance Sheets.........................................

            Consolidated Statements of Income ..................................

            Consolidated Statements of Comprehensive Income.....................

            Condensed Consolidated Statements of Changes in Shareholders' Equity

            Consolidated Statements of Cash Flows ..............................

            Notes to Consolidated Financial Statements .........................

  Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of Operations.....................


PART II - OTHER INFORMATION

  Item 1.   Legal Proceedings...................................................

  Item 2.   Changes in Securities and Use of Proceeds...........................

  Item 3.   Defaults Upon Senior Securities.....................................

  Item 4.   Submission of Matters to a Vote of Security Holders.................

  Item 5.   Other Information...................................................

  Item 6.   Exhibits and Reports on Form 8-K....................................


SIGNATURES .....................................................................

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



Item 1.  Financial Statements
                                                              September 30,        June 30,
                                                                   1998              1998
                                                              -------------      -------------
ASSETS
Cash and amounts due from depository institutions             $     917,507      $     655,188
Interest-bearing deposits in other financial institutions         1,066,366          2,292,065
Overnight deposits                                                2,000,000          2,000,000
                                                              -------------      -------------
     Total cash and cash equivalents                              3,983,873          4,947,253

Time deposits in other financial institutions                       100,000            100,000
Securities available for sale                                     3,528,905          4,015,890
Loans receivable, net                                            96,122,208         94,052,531
Accrued interest receivable                                         769,661            722,401
Premises and equipment, net                                       1,552,177            973,403
Federal Home Loan Bank stock available for sale                     861,900            846,500
Other assets                                                        159,598            245,339
                                                              -------------      -------------

     Total assets                                             $ 107,078,322      $ 105,903,317
                                                              =============      =============


LIABILITIES
Deposits                                                      $  79,686,922      $  79,053,686
Borrowed funds                                                    8,000,000          7,000,000
Accrued expense and other liabilities                               255,058            223,615
                                                              -------------      -------------
     Total liabilities                                           87,941,980         86,277,301

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value, 500,000 shares
  authorized, none issued and outstanding
Common stock, $.01 par value, 3,500,000 shares
  authorized, 1,785,375 shares issued                                17,854             17,854
Additional paid-in capital                                       10,747,903         10,717,991
Retained earnings                                                10,583,992         10,581,096
Treasury stock, 30,000 shares at cost                              (578,750)              --
Unearned employee stock-ownership plan shares                    (1,654,323)        (1,702,114)
Unrealized gain on securities available for sale                     19,666             11,189
                                                              -------------      -------------
     Total shareholders' equity                                  19,136,342         19,626,016
                                                              -------------      -------------

     Total liabilities and shareholders' equity               $ 107,078,322      $ 105,903,317
                                                              =============      =============

          See accompanying notes to consolidated financial statements

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                                                            Three Months Ended
                                                               September 30,
                                                        -------------------------
                                                           1998            1997
                                                        ----------     ----------
Interest income
     Loans, including fees                              $1,872,303     $1,836,110
     Securities                                             64,033         63,563
     Interest-bearing demand and overnight deposits         48,727         80,784
     Dividends on Federal Home Loan Bank stock              15,469         13,934
                                                        ----------     ----------
         Total interest income                           2,000,532      1,994,391

Interest expense
     Deposits                                              977,941        979,265
     Other borrowings                                      108,314           --
                                                        ----------     ----------
         Total interest expense                          1,086,255        979,265
                                                        ----------     ----------

Net interest income                                        914,277      1,015,126
Provision for loan losses                                   36,780         26,083
                                                        ----------     ----------

Net interest income after provision for loan losses        877,497        989,043
                                                        ----------     ----------
Noninterest income
     Service fees and other charges                         14,291         15,868
                                                        ----------     ----------
Noninterest expense
     Compensation and benefits                             383,034        223,013
     Occupancy and equipment                                47,302         39,426
     Computer processing expense                            42,882         36,926
     FDIC deposit insurance premiums                        11,910         12,710
     State franchise taxes                                  68,356         35,081
     Other                                                 154,991        133,701
                                                        ----------     ----------
         Total noninterest expense                         708,475        480,857
                                                        ----------     ----------

Income before income taxes                                 183,313        524,054

Provision for income taxes                                  66,137        186,495
                                                        ----------     ----------

Net income                                              $  117,176     $  337,559
                                                        ==========     ==========

Earnings per common share - basic                       $     0.07     $     0.20
                                                        ==========     ==========

Earnings per common share - diluted                     $     0.07     $     0.20
                                                        ==========     ==========

          See accompanying notes to consolidated financial statements

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

                                                           Three Months Ended
                                                               September 30,
                                                         -----------------------
                                                           1998           1997
                                                         --------       --------
Net income                                               $117,176       $337,559

Other comprehensive income, net of tax
     Unrealized gain/(loss) on available for
       sale securities arising during the
       period                                               8,477          7,388
                                                         --------       --------


Comprehensive income                                     $125,653       $344,947
                                                         ========       ========

          See accompanying notes to consolidated financial statements

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
                              SHAREHOLDERS' EQUITY
                                   (Unaudited)



                                                                       Three Months Ended
                                                                          September 30,
                                                               -------------------------------
                                                                    1998              1997
                                                               ------------      -------------
Balance, beginning of period                                    $ 19,626,016      $ 25,711,713

Net income for period                                                117,176           337,559

Cash dividends of $.07 per share in 1998 and $.05 per share
  in 1997                                                           (114,280)          (82,638)

Purchase of 30,000 shares of treasury stock, at cost                (578,750)             --

Commitment to release 3,812 and 2,550 employee stock
  ownership plan shares in 1998 and 1997, at fair value               77,703            40,061

Change in unrealized gain on securities available for sale             8,477             7,388
                                                                ------------      ------------

Balance, end of period                                          $ 19,136,342      $ 26,014,083
                                                                ============      ============

          See accompanying notes to consolidated financial statements

                                PEOPLES-SIDNEY FINANCIAL CORPORATION
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (Unaudited)

                                                                           Three Months Ended
                                                                               September 30,
                                                                      ----------------------------
                                                                          1998             1997
                                                                      -----------      -----------
Cash flows from operating activities
     Net income (loss)                                                $   117,176      $   337,559
     Adjustments to reconcile net income to net cash from
       operating activities
         Depreciation                                                      13,580           11,784
         Provision for loan losses                                         36,780           26,083
         FHLB stock dividends                                             (15,400)         (13,900)
         Compensation expense related to ESOP shares                       77,703           40,061
         Change in
              Accrued interest receivable and other assets                 38,310          (44,114)
              Accrued expense and other liabilities                        27,076           32,925
              Deferred loan fees                                            7,716           (5,343)
                                                                      -----------      -----------
                  Net cash from operating activities                      302,941          385,055

Cash flows from investing activities
     Purchases of securities available for sale                              --           (499,219)
     Maturities of securities available for sale                          500,000             --
     Maturities of securities held to maturity                               --            500,000
     Proceeds from maturities of time deposits in other financial
       institutions                                                          --          3,000,000
     Purchase of time deposits in other financial institutions               --         (1,000,000)
     Net increase in loans                                             (2,114,173)      (2,509,759)
     Premises and equipment expenditures                                 (592,354)          (8,154)
                                                                      -----------      -----------
         Net cash from investing activities                            (2,206,527)        (517,132)

Cash flows from financing activities
     Net increase in deposits                                             633,236         (646,721)
     Net change in short-term Federal Home Loan Bank advances           1,000,000             --
     Purchase of treasury stock                                          (578,750)            --
     Cash dividends paid                                                 (114,280)         (82,638)
                                                                      -----------      -----------
         Net cash from financing activities                               940,206         (729,359)
                                                                      -----------      -----------

Net change in cash and cash equivalents                                  (963,380)        (861,436)

Cash and cash equivalents at beginning of period                        4,947,253        2,795,826
                                                                      -----------      -----------

Cash and cash equivalents at end of period                            $ 3,983,873      $ 1,934,390
                                                                      ===========      ===========

                                PEOPLES-SIDNEY FINANCIAL CORPORATION
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (Unaudited)
                                            (continued)

                                                                           Three Months Ended
                                                                               September 30,
                                                                      ----------------------------
                                                                          1998             1997
                                                                      -----------      -----------
Supplemental disclosures of cash flow information
     Cash paid during the year for
         Interest                                                     $   982,737      $   983,034
         Income taxes                                                        --            100,000

          See accompanying notes to consolidated financial statements

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of Peoples-Sidney Financial Corporation (the "Corporation") at September 30, 1998 and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions of Form 10-QSB and, therefore, do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances, and should be read in conjunction with the consolidated financial statements and notes thereto of the Corporation for the fiscal year ended June 30, 1998, included in its 1998 Annual Report. Reference is made to the accounting policies of the Corporation described in the notes to consolidated financial statements contained in its 1998 Annual Report. The Corporation has consistently followed these policies in preparing this Form 10-QSB.

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

The Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," on December 31, 1997. SFAS No. 128 requires dual presentation of basic and diluted earnings per share ("EPS") for entities with complex capital structures. Prior EPS data has been restated to conform to the new method. Basic EPS is based on net income divided by the weighted average number of shares outstanding during the period. Diluted EPS shows the dilutive effect of unearned management recognition plan ("MRP") shares and the additional common shares issuable under stock options.

                     PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The weighted average number of shares outstanding for basic and diluted EPS was 1,626,929 for the three months ended September 30, 1998. The weighted average number of shares outstanding for basic and diluted EPS was 1,658,803 for the three months ended September 30, 1997. Unreleased employee stock ownership plan shares are not considered outstanding for determining the weighted average number of shares used in calculating both basic and diluted EPS. Unearned MRP shares are not considered to be outstanding shares for determining the weighted average number of shares used in calculating basic EPS. Stock options granted did not have a dilutive effect on EPS for the three months ended September 30, 1998 as the exercise price of outstanding options was greater than the average market price for the period. Unearned MRP shares did not have a dilutive effect on EPS, as no shares had been purchased by the MRP plan as of September 30, 1998. Unearned MRP shares and stock options did not have a dilutive effect on the weighted average shares outstanding for the three months ended September 30, 1997 as the neither MRP shares or stock options were granted until May 22, 1998.

Under a new accounting standard adopted on July 1, 1998, SFAS No. 130, "Reporting Comprehensive Income," comprehensive income is reported for all periods. Comprehensive income includes both net income and other comprehensive income. Other comprehensive income includes the change in unrealized gains and losses on securities available for sale.

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued in June 1997. This Standard significantly changes the way public-business enterprises report information about operating segments in annual financial statements, and requires those enterprises report selected information about reportable segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 uses a "management approach" to disclose financial and descriptive information about an enterprise's reportable operating segments which is based on reporting information the way management organizes the segments within the enterprise for making operating decisions and assessing performance. For many enterprises, the management approach will likely result in more segments being reported. In addition, the Standard requires significantly more information be disclosed for each reportable segment than is presently being reported in annual financial statements. The Standard also requires selected information be reported in interim financial statements. SFAS No. 131 will be effective beginning with the Corporation's 1999 annual financial statements. Adoption of the Standard is not expected to have a significant impact on the Corporation's financial statements.

SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," will also be effective in fiscal 1999. SFAS 132 amends the disclosure requirements of previous pension and other postretirement benefit accounting standards by requiring additional disclosures about such plans as well as eliminating some disclosures no longer considered useful. SFAS 132 also allows greater aggregation of disclosures for employers with multiple defined benefit plans. Non-public companies are subject to reduced disclosure requirements, however, such entities may elect to follow the full disclosure requirements of SFAS 132. SFAS 132 is not expected to have a significant impact on the Corporation's financial statements.

                     PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," will be effective in fiscal 2000. SFAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS 133 does not allow hedging of a security which is classified as held to maturity, accordingly, upon adoption of SFAS 133, companies may reclassify any security from held to maturity to available for sale if they wish to be able to hedge the security in the future. Management does not expect the adoption SFAS 133 to have a significant impact on the Corporation's financial statements.

SFAS No. 134, "Accounting for Mortgage-backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise," will be effective on January 1, 1999. SFAS 134 amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities" by changing the way companies involved in mortgage banking account for certain securities and other interests they retain after securitizing mortgage loans that were held for sale. SFAS 134 allows any retained mortgage-backed securities after a securitization of mortgage loans held for sale to be classified based on holding intent in accordance with SFAS 115 except in cases where the retained mortgage-backed security is committed to be sold before or during the securitization process in which case it must be classified as trading. Previously, under SFAS 65, all retained mortgage-backed securities were required to be classified as trading. SFAS 134 is not expected to have a significant impact on the Corporation's financial statements.

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

The Corporation retained 50% of the net proceeds from the sale of common shares. The remainder of the net proceeds was invested in capital stock issued by the Association to the Corporation as a result of the conversion.

At the time of conversion, the Association established a liquidation account in an amount equal to its regulatory capital as of the latest practicable date before the conversion. In the event of a complete liquidation, each eligible depositor will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held.

                    PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 2 - CONSUMMATION OF THE CONVERSION TO A STOCK SAVINGS AND LOAN ASSOCIATION WITH THE CONCURRENT FORMATION OF A HOLDING COMPANY (CONTINUED)

Under Office of Thrift Supervision (OTS) regulations, limitations have been imposed on all "capital distributions" by savings institutions, including cash dividends. The regulation establishes a three-tiered system of restrictions, with greatest flexibility afforded to thrifts that are both well capitalized and given favorable qualitative examination ratings by the OTS.


NOTE 3 - SECURITIES

The amortized cost and estimated fair values of securities are summarized as follows:

                                                            Gross          Gross         Estimated
                                          Amortized      Unrealized     Unrealized          Fair
                                             Cost           Gains          Losses           Value
                                          ----------     ----------     ------------     ----------
September 30, 1998
Securities available for sale
U.S. Government agencies                  $3,499,108     $   29,797     $        --      $3,528,905
                                          ==========     ==========     ============     ==========

June 30, 1998
Securities available for sale
U.S. Government agencies                  $3,998,936     $   21,459     $      4,505     $4,015,890
                                          ==========     ==========     ============     ==========

Amortized cost and estimated fair values of securities at September 30, 1998, by contractual maturity, are shown below. Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                       Estimated
                                                      Amortized           Fair
                                                        Cost              Value
                                                    ----------         ----------
Securities available for sale
           Due in one year or less                   $  999,701         $1,009,060
           Due after one year through five years      2,499,407          2,519,845
                                                     ----------         ----------

                                                     $3,499,108         $3,528,905
                                                     ==========         ==========

No securities were sold during the three-month periods ended September 30, 1998 and 1997. No securities were pledged as collateral at September 30, 1998 or June 30, 1998.

                    PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 4 - LOANS RECEIVABLE

Loans receivable are summarized as follows:

                                        September 30,              June 30,
                                            1998                     1998
                                        ------------            ------------
Mortgage loans:
     1-4 family residential             $ 79,972,437            $ 79,690,787
     Multi-family residential                643,139                 654,871
     Commercial real estate                8,021,584               6,608,207
     Real estate construction and
       development                         6,222,915               6,776,389
     Land                                    909,556                 867,755
         Total mortgage loans             95,769,631              94,598,009
Consumer and other loans                   2,863,696               2,154,474
                                        ------------            ------------
         Total loans receivable           98,633,327              96,752,483
Less:
     Allowance for loan losses              (446,145)               (425,642)
     Loans in process                     (1,861,885)             (2,078,937)
     Deferred loan fees                     (203,089)               (195,373)
                                        ------------            ------------

                                        $ 96,122,208            $ 94,052,531
                                        ============            ============

Activity in the allowance for loan losses is summarized as follows:

                                                        Three Months Ended
                                                          September 30,
                                                   ----------------------------
                                                      1998               1997
                                                   ---------          ---------
Balance at beginning of period                     $ 425,642          $ 397,159
Provision for losses                                  36,780             26,083
Charge-offs                                          (16,277)           (10,547)
Recoveries                                              --                 --
                                                   ---------          ---------

Balance at end of period                           $ 446,145          $ 412,695
                                                   =========          =========


As of and for the three months ended September 30, 1998 and 1997, no loans were considered impaired within the scope of SFAS No. 114.

                    PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 5 - OTHER BORROWINGS

At September 30, 1998 and June 30, 1998, the Association had a cash management line of credit enabling it to borrow up to $5,100,000 from the Federal Home Loan Bank (FHLB) of Cincinnati. The line of credit must be renewed on an annual basis. Borrowings outstanding on this line of credit totaled $1,000,000 at September 30, 1998 while there were no such borrowings at June 30, 1998. As a member of the Federal Home Loan Bank system, the Association has the ability to obtain additional borrowings up to a maximum total of approximately $17,238,000, including the line of credit. The Association had one fixed-rate borrowing, with an interest rate of 6.13%, totaling $7,000,000 at September 30, 1998 and June 30, 1998. The original term of the borrowing was 120 months with interest due monthly and principal due upon maturity on June 25, 2008. Advances under the borrowing agreements are collateralized by a blanket pledge of the Association's residential mortgage loan portfolio and its FHLB stock.


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

As of September 30, 1998 and June 30, 1998, the Corporation had commitments to make fixed-rate commercial and residential real estate mortgage loans at current market rates totaling $349,000 and $621,000, and variable-rate commercial and residential real estate mortgage loans at current market rates totaling $1,067,000 and $687,000. Loan commitments are generally for 30 days. The

                    PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 6 - COMMITMENTS, CONTINGENCIES AND FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK (Continued)

interest rates on fixed-rate commitments ranged from 7.50% to 7.75% at September 30, 1998 and 7.50% to 8.25% at June 30, 1998. The interest rates on variable-rate commitments ranged from 7.00% to 8.00% at September 30, 1998, and 7.25% to 8.00% at June 30, 1998. The Corporation also had unused lines of credit totaling $642,000 and $548,000 at September 30, 1998 and June 30, 1998.

At September 30, 1998 and June 30, 1998, compensating balances of $319,000 and $299,000 were required as deposits with various correspondent banks. These balances do not earn interest.

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

The Corporation accounts for the ESOP in accordance with Statement of Position ("SOP") 93-6. Accordingly, shares pledged as collateral are reported as unearned ESOP shares in the Consolidated Balance Sheets. As shares are released from collateral, the Corporation reports compensation expense equal to the current market price of the shares and the shares become outstanding for earnings-per-share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest. ESOP compensation expense was $77,703 and $40,061 for the three months ended September 30, 1998 and 1997.

                   PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 7 - EMPLOYEE STOCK OWNERSHIP PLAN (Continued)

The ESOP shares as of September 30, 1998 and June 30, 1998 were as follows:

                                                      September 30,     June 30,
                                                          1998            1998
                                                       ----------     ----------
Allocated shares                                           24,031         24,031
Shares committed to be released for allocation              3,812           --
Unreleased shares                                         140,987        144,799
                                                       ----------     ----------
    Total ESOP shares                                     168,830        168,830
                                                       ==========     ==========

Fair value of unreleased shares                        $2,626,588     $2,588,282
                                                       ==========     ==========

NOTE 8 - STOCK OPTION AND INCENTIVE PLAN

Upon approval of the Stock Option and Incentive Plan by the shareholders of the Corporation on May 22, 1998, the Board of Directors granted options to purchase 138,809 shares of common stock at an exercise price of $20.00 to certain employees, officers and directors of the Association and Corporation. No options had been previously awarded. One-fifth of the options awarded become first exercisable on each of the first five anniversaries of the date of grant. The option period expires 10 years from the date of grant. No options were exercisable at September 30, 1998 or June 30, 1998. In addition, 39,729 options to purchase common stock are reserved for future grants.

NOTE 9 - MANAGEMENT RECOGNITION PLAN

A Management Recognition Plan ("MRP") was adopted by the Board of Directors and approved by the shareholders of the Corporation on May 22, 1998. The MRP will be used as a means of providing directors and certain key employees of the Association and Corporation with an ownership interest in the Corporation in a manner designed to compensate such directors and key employees for services to the Association and Corporation. The MRP will purchase 71,415 common shares, which is equal to 4% of the common shares sold in connection with the conversion. As of September 30, 1998, no shares have been purchased.

In conjunction with the adoption of the MRP on May 22, 1998, the Board of Directors awarded 57,128 shares to certain directors, officers and employees of the Association and Corporation. No shares had been previously awarded. One-fifth of such shares will be earned and nonforfeitable on each of the first five anniversaries of the date of the award. In the event of the death or disability of a participant, however, the participant's shares will be deemed to be earned and nonforfeitable upon such date. At September 30, 1998 and June 30, 1998, there were 14,287 shares reserved for future awards. Compensation expense related to MRP shares is based upon the cost of the shares. For the three months ended September 30, 1998, the Corporation has accrued compensation expense totaling $60,000 based upon the estimated cost of the number of shares earned during the period. No compensation expense was recognized during the three months ended September 30, 1997.

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations

Introduction

In the following pages, management presents an analysis of the financial condition of Peoples-Sidney Financial Corporation (the "Corporation") as of September 30, 1998, compared to June 30, 1998, and results of operations for the three months ended September 30, 1998, compared with the same period in 1997. This discussion is designed to provide a more comprehensive review of operating results and financial position than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the interim financial statements and related footnotes included herein.

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

The Corporation retained 50% of the net proceeds from the sale of common shares. The remainder of the net proceeds was invested in the capital stock issued by the Association to the Corporation as a result of the conversion.

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

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

Total assets at September 30, 1998 were $107.1 million compared to $105.9 million at June 30, 1998, an increase of $1.2 million, or 1.1%. The increase in total assets was due to increases in loans and premises and equipment funded by a decrease in interest-bearing deposits in other financial institutions and proceeds from maturities of securities of available for sale and borrowings.

Loans receivable increased $2.0 million from $94.1 million at June 30, 1998, to $96.1 million at September 30, 1998. The increase was primarily in commercial real estate loans which increased $1.4 million. A decrease in real estate construction and land development loans was partly offset by an increase in one- to four-family residential real estate loans as several construction loans were converted to more permanent financing upon completion of construction. Changes in other types of mortgage loans were not significant. The overall increase in total mortgage loans is reflective of a strong local economy coupled with attractive loan rates and products compared to local competition. The Corporation has not changed its philosophy regarding pricing or underwriting standards during the year.

The Corporation's consumer and other loan portfolio increased $709,000 between June 30, 1998 and September 30, 1998. Despite the increase, consumer and other loans remain a small portion of the entire loan portfolio and represented only 2.9% and 2.2% of gross loans at September 30, 1998 and June 30, 1998.

Premises and equipment increased $579,000 from $973,000 at June 30, 1998 to $1,552,000 at September 30, 1998. The Corporation is in the process of constructing a new, full-service branch banking office in Anna, Ohio. Management expects the total cost of the construction project to be $805,000, of which, through September 30, 1998, the Corporation has paid $692,000.

Total deposits increased $633,000 from $79.1 million at June 30, 1998 to $79.7 million at September 30, 1998. The Corporation experienced increases in all types of deposits, however, the majority of the growth was in negotiable order of withdraw ("NOW") accounts, which increased $346,000, and passbook savings accounts, which increased $217,000. The growth is the result of special promotions offered in connection with the opening of the new branch location in Anna, Ohio which occurred in the latter part of September 1998.

Borrowed funds increased $1.0 million from $7.0 million at June 30, 1998 to $8.0 million at September 30, 1998. The Association maintains a $5.1 million cash-management line of credit with the FHLB under which $1.0 million was borrowed to provide additional liquidity for loan growth. The advance carries a variable interest rate and can be prepaid at any time without penalty. Additional advances may be obtained from the FHLB to fund future loan growth and liquidity as needed.

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The operating results of the Corporation are affected by general economic conditions, monetary and fiscal policies of federal agencies and regulatory policies of agencies that regulate financial institutions. The Corporation's cost of funds is influenced by interest rates on competing investments and general market rates of interest. Lending activities are influenced by demand for real estate loans and other types of loans, which in turn is affected by interest rates at which such loans are made, general economic conditions and availability of funds for lending activities.

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

Net Income. The Corporation earned net income of $117,000 for the three months ended September 30, 1998 compared to $338,000 for the three months ended September 30, 1997. The decrease in net income was primarily due to a decrease in net interest income combined with an increase in noninterest expense.

Net Interest Income. Net interest income totaled $914,000 for the three months ended September 30, 1998 compared to $1,015,000 for the three months ended September 30, 1997, a decrease of $101,000, or 10.0%. The decrease was the result of additional interest paid on borrowed funds.

Interest and fees on loans increased $36,000, or 2.0% from $1,836,000 for the three months ended September 30, 1997 to $1,872,000 for the three months ended September 30, 1998. The increase in interest income was due to higher average loans receivable, related primarily to the origination of new one- to four-family residential real estate and commercial real estate loans.

Interest earned on securities increased slightly for the three months ended September 30, 1998 compared to the three months ended September 30, 1997. The increase was the result of a higher average yield earned partly offset by a decrease in the average balance of such investments.

Interest earned on interest-bearing demand and overnight deposits decreased $32,000 for the three months ended September 30, 1998 as compared to the same period in the prior year. The decrease was the result of lower average balances coupled with a decrease in the average yield earned on such investments.

Dividends on FHLB stock increased slightly over the comparable periods due to an increase in the number of shares of FHLB stock owned.

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest paid on deposits decreased slightly for the three months ended September 30, 1998 compared to the three months ended September 30, 1997. There was little change in the interest paid on deposits as the mix of the deposit portfolio remained fairly stable while the effect of an increase in the average balance of deposits was offset by a decrease in the average cost. The average cost of deposits decreased from 5.08% for the three months ended September 30, 1997 to 4.91% for the three months ended September 30, 1998.

Interest paid on borrowed funds totaled $108,000 for the three months ended September 30, 1998. There were no borrowings during the three months ended September 30, 1997. The increase resulted as the Corporation borrowed $7.0 million under a ten-year, fixed-rate, interest-only advance from the FHLB at the end of fiscal 1998 to fund a $4.00 per share tax-free return of capital totaling $7.1 million. The Corporation paid the return of capital on June 26, 1998 as a means to reduce the excess capital provided from the stock conversion. The Corporation borrowed an additional $1.0 million under its cash management line of credit during the three months ended September 30, 1998 to provide liquidity for loan growth.

Provision for Loan Losses. The Corporation maintains an allowance for loan losses in an amount that, in management's judgment, is adequate to absorb reasonably foreseeable losses inherent in the loan portfolio. While management uses its best judgment and information available, the ultimate adequacy of the allowance is dependent on a variety of factors, including performance of the Corporation's loan portfolio, the economy, changes in real estate values and interest rates and the view of regulatory authorities toward loan classifications. The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level considered adequate to absorb potential losses in the loan portfolio. The amount of the provision is based on management's monthly review of the loan portfolio and consideration of such factors as historical loss experience, general prevailing economic conditions, changes in size and composition of the loan portfolio and specific borrower considerations, including ability of the borrower to repay the loan and the estimated value of the underlying collateral.

The provision for loan losses for the three months ended September 30, 1998 totaled $37,000 compared to $26,000 for the three months ended September 30, 1997, an increase of $11,000, or 42.3%. Charge-offs experienced by the Corporation have primarily related to consumer and other nonreal estate loans. As indicated previously, such loans make up an insignificant portion of the Corporation's total loan portfolio. The Corporation's low historical charge-off history is the product of a variety of factors, including the Corporation's underwriting guidelines, which generally require a loan-to-value or projected completed value ratio of 90% for purchase or construction of one- to four-family residential properties and 75% for commercial real estate and land loans, established income information and defined ratios of debt to income. Notwithstanding the historical charge-off history, as well as a low volume of nonperforming loans, management believes it is prudent to continue to increase the allowance for loan losses as total loans increase. Accordingly, management anticipates it will continue its provisions to the allowance for loan losses as loan growth continues. The allowance for loan losses totaled $446,000, or .45% of gross loans receivable, at September 30, 1998 compared to $426,000, or .44% of gross loans receivable, at June 30, 1998

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Noninterest   income.   Noninterest  income  includes  service  fees  and  other
miscellaneous income and totaled $14,000 for the three months ended September 30, 1998 and $16,000 for the three months ended September 30, 1997.

Noninterest expense. Noninterest expense totaled $708,000 for the three months ended September 30, 1998 compared to $481,000 for three months ended September 30, 1997, an increase of $227,000, or 47.2%. The increase was primarily the result of increases in compensation and benefits, state franchise taxes and other expenses.

Compensation and benefits expense increased $160,000, or 71.8%, for the three months ended September 30, 1998 compared to the same period in 1997. The increase is the result of normal, annual merit increases, the addition of new employees and the added expense of employee benefit plans. The expense related to the ESOP increased due to an increase in the market price of the Corporation's common stock over the prior period. The Corporation was also able to allocate more ESOP shares to participants in 1998. Compensation expense related to the ESOP was $78,000 for the three months ended September 30, 1998 compared to $40,000 for the three months ended September 30, 1997. The Corporation also implemented a Management Recognition Plan ("MRP") in May 1998 for which the expense totaled $60,000 for the three months ended September 30, 1998. State franchise taxes increased $33,000, or 94.9%, due to the change in corporate structure during fiscal 1997 and the resulting tax impact of higher capital levels at the Association and earnings at the Corporation. The third and fourth quarters of fiscal 1998 were the first periods impacted by the capital raised in the conversion. The increase in other expense was attributable to various miscellaneous items.

Income Tax Expense. The volatility of income tax expense is primarily attributable to the change in income before income taxes. The provision for income taxes totaled $66,000 for the three months ended September 30, 1998 compared to $186,000 for the three months ended September 30, 1997, a decrease of $120,000, or 64.5%. The effective tax rates were 36.1% and 35.6% for the three months ended September 30, 1998 and 1997, respectively.

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

In August 1996, legislation was enacted repealing the reserve method of accounting used by many thrifts to calculate their bad debt reserve for federal income tax purposes. Therefore, small thrifts, such as the Association, must recapture that portion of the reserve exceeding the amount that could have been taken under the experience method for tax years beginning after December 31,

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1987. The legislation also requires thrifts to account for bad debts for federal income tax purposes on the same basis as commercial banks for tax years beginning after December 31, 1995. The recapture will occur over a six-year period, commencement of which will be delayed until the first taxable year beginning after December 31, 1997, provided the institution meets certain residential lending requirements. At September 30, 1998, the Association had approximately $581,000 in bad debt reserves subject to recapture for federal income tax purposes. The deferred tax liability related to the recapture has been previously established.

Liquidity and Capital Resources

The Corporation's liquidity, primarily represented by cash equivalents, is a result of operating, investing and financing activities. These activities are summarized below for the three months ended September 30, 1998 and 1997.

                                                               Three Months
                                                            Ended September 30,
                                                           --------------------
                                                             1998         1997
                                                           -------      -------
                                                          (Dollars in thousands)

Net income                                                 $   117      $   338
Adjustments to reconcile net income to net cash from
  operating activities                                         186           47
                                                           -------      -------
Net cash from operating activities                             303          385
Net cash from investing activities                          (2,206)        (517)
Net cash from financing activities                             940         (730)
                                                           -------      -------
Net change in cash and cash equivalents                       (963)        (862)
Cash and cash equivalents at beginning of period             4,947        2,796
                                                           -------      -------
Cash and cash equivalents at end of period                 $ 3,984      $ 1,934
                                                           =======      =======

The Corporation's principal sources of funds are deposits, loan repayments, maturities of securities and other funds provided by operations. The Association also has the ability to borrow from the FHLB. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan prepayments are more influenced by interest rates, general economic conditions and competition. The Association maintains investments in liquid assets based on management's assessment of (1) need for funds, (2) expected deposit flows, (3) yields available on short-term liquid assets and (4) objectives of the asset/liability management program. OTS regulations presently require the Association to maintain an average daily balance of investments in United States Treasury, federal agency obligations and other investments in an amount equal to 1% of the sum of the Association's average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement, which may be changed from time to time by the OTS to reflect changing economic conditions, is intended to provide a source of relatively liquid funds on which the Association may rely, if necessary, to fund

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

deposit withdrawals or other short-term funding needs. At September 30, 1998, the Association's regulatory liquidity was 8.1%. At such date, the Corporation had commitments to originate fixed-rate commercial and residential real estate loans totaling $349,000, and variable-rate commercial and residential real estate mortgage loans totaling $1,067,000. Loan commitments are generally for 30 days. The Corporation considers its liquidity and capital reserves sufficient to meet its outstanding short- and long-term needs. See Note 6 of the Notes to Consolidated Financial Statements.

The Association is subject to various regulatory capital requirements administered by federal regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory actions that, if undertaken, could have a direct material affect on the Association's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Association must meet specific capital guidelines involving quantitative measures of the Association's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Association's capital amounts and classifications are also subject to qualitative judgments by regulators about the Association's components, risk weightings and other factors. At September 30, 1998 and June 30, 1998, management believes the Association complied with all regulatory capital requirements. Based on the Association's computed regulatory capital ratios, the Association is considered well capitalized under the Federal Deposit Insurance Act at September 30, 1998 and June 30, 1998. Management is not aware of any matters subsequent to September 30, 1998 that would cause the Association's capital category to change.

At September 30, 1998 and June 30, 1998, the Association's actual capital levels and minimum required levels were:

                                                                                                Minimum
                                                                                            Required To Be
                                                              Minimum Required             Well Capitalized
                                                                 For Capital            Under Prompt Corrective
                                        Actual               Adequacy Purposes           Action Regulations
                               -----------------------    ----------------------     --------------------------
                                Amount          Ratio      Amount         Ratio         Amount          Ratio
                                ------          -----      ------         -----         ------          -----
                                                            (Dollars in Thousands)
September 30, 1998
Total capital (to risk
  weighted assets)             $  16,725         24.1%    $  5,560          8.0%     $    6,949          10.0%
Tier 1 (core) capital to
  risk-weighted assets)           16,289         23.4        2,780          4.0           4,170           6.0
Tier 1 (core) capital to
  adjusted total assets)          16,289         15.2        4,287          4.0           5,360           5.0
Tangible capital (to
  adjusted total assets)          16,289         15.2        1,608          1.5             N/A

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                                                                                Minimum
                                                                                            Required To Be
                                                              Minimum Required             Well Capitalized
                                                                 For Capital            Under Prompt Corrective
                                        Actual               Adequacy Purposes           Action Regulations
                               -----------------------    ----------------------     --------------------------
                                Amount          Ratio      Amount         Ratio         Amount          Ratio
                                ------          -----      ------         -----         ------          -----
                                                            (Dollars in Thousands)
June 30, 1998
Total capital (to risk
  weighted assets)             $  18,743         27.6%    $  5,426          8.0%     $    6,783          10.0%
Tier 1 (core) capital to
  risk-weighted assets)           18,330         27.0        2,713          4.0           4,070           6.0
Tier 1 (core) capital to
  adjusted total assets)          18,330         17.3        4,240          4.0           5,300           5.0
Tangible capital (to
  adjusted total assets)          18,330         17.3        1,590          1.5             N/A

In May 1998, the Board of Directors of the Corporation authorized the purchase of up to 5% of the Corporation's outstanding common shares over a twelve-month period to commence on July 1, 1998. The shares will be purchased in the over-the-counter market. The number of shares to be purchased and the price to be paid will depend on the availability of shares, the prevailing market prices and any other considerations which may, in the opinion of the Corporation's Board of Directors or management, affect the advisability of purchasing shares. As of September 30, 1998, 30,000 shares have been repurchased at a cost of $579,000.

Year 2000 Issue

The Corporation's lending and deposit activities are almost entirely dependent upon computer systems which process and record transactions, although the Corporation can effectively operate with manual systems for brief periods when its electronic systems malfunction or cannot be accessed. The Corporation utilizes the services of a nationally-recognized data processing service bureau which specializes in data processing for financial institutions. In addition to its basic operating activities, the Corporation's facilities and infrastructure, such as security systems and communications equipment, are dependent, to varying degrees, upon computer systems.

The Corporation is aware of the potential Year 2000 related problems that may affect the computers which control or operate Corporation's operating systems, facilities and infrastructure. In 1997, the Corporation began a process of identifying any Year 2000 related problems that may be experienced by its computer-operated or computer-dependent systems. The Corporation has examined its computer hardware and software and determined it will cost approximately $13,000 to make such systems Year 2000 compliant. The Corporation has contacted the companies that supply or service the Corporation's computer-operated or

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

computer-dependent systems to obtain confirmation that each system that is material to the operations of the Corporation is either currently Year 2000 compliant or is expected to be Year 2000 compliant. With respect to systems that cannot presently be confirmed as Year 2000 compliant, the Corporation will continue to work with the appropriate supplier or servicer to ensure all such systems will be rendered compliant in a timely manner, with minimal expense to the Corporation or disruption of the Corporation's operations. All of the identified computer systems affected by the Year 2000 issue are currently in the renovation, validation or implementation phase of the process of becoming Year 2000 compliant. The Corporation has identified various companies whose services are deemed critical to the mission of the Corporation and received assurances that such companies will be Year 2000 compliant. As a contingency plan, however, the Corporation has determined that if such service providers were to have their systems fail, the Corporation would implement manual systems until such systems could be re-established. The Corporation does not anticipate that such short-term manual systems would have a material adverse effect on the Corporation's operations. The expense of any change in suppliers or servicers is not expected to be material to the Corporation. At this time, however, the expense that may be incurred by the Corporation in connection with Year 2000 issues cannot be determined.

In addition to the possible expense related to its own systems, the Corporation could incur losses if loan payments are delayed due to Year 2000 problems affecting any of the Corporation's significant borrowers or impairing the payroll systems of large employers in the Corporation's primary market area. Because the Corporation's loan portfolio is highly diversified with regard to individual borrowers and types of businesses and the Corporation's primary market area is not significantly dependent on one employer or industry, the Corporation does not expect any significant or prolonged Year 2000 related difficulties will affect net earnings or cash flow. At this time, however, the expense that may be incurred by the Corporation in connection with Year 2000 issues cannot be determined.

An OTS examination of the Corporation's Year 2000 state of readiness was conducted as of April 29, 1998 and based upon the examination results, the Corporation is progressing satisfactorily towards completing the process of becoming Year 2000 compliant.

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                           PART II - OTHER INFORMATION



Item 1.    Legal Proceedings
           None

Item 2.    Changes in Securities
           None

Item 3.    Defaults Upon Senior Securities
           Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders
           There were no matters brought to a vote of security holders during the quarter ended September 30, 1998.

Item 5.    Other Information
           None

Item 6.    Exhibits and Reports on Form 8-K
           (a)  Exhibit No. 27:  Financial Data Schedule
           (b) No current reports on form 8-K were filed by the small business issuer during the quarter ended September 30, 1998.

                                   SIGNATURES



Pursuant to the requirement of the Securities Exchange Act of 1934, the small business issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:      November 6, 1998                             /s/ Douglas Stewart
                                                        -------------------
                                                        Douglas Stewart
                                                        President





Date:      November 6, 1998                             /s/ Debra Geuy
                                                        --------------
                                                        Debra Geuy
                                                        Chief Financial Officer

                                INDEX TO EXHIBITS


   EXHIBIT
   NUMBER                       DESCRIPTION


     27                   Financial Data Schedule