Form 10QSB
period 1998-12-31
PEOPLES SIDNEY FINANCIAL CORP
filed 1999-02-11
CIK 1031340

FORM 10-QSB

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

 (Mark One)

  [X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For Quarterly Period ended December 31, 1998

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

                            Yes   [ X ]     No  [   ]


As of February 5, 1999, the latest practicable date, 1,696,106 shares of the issuer's common shares, $.01 par value, were outstanding.

                      PEOPLES-SIDNEY FINANCIAL CORPORATION



                                      INDEX





PART I - FINANCIAL INFORMATION

  Item 1.   Financial Statements (Unaudited)

            Consolidated Balance Sheets

            Consolidated Statements of Income

            Consolidated Statements of Comprehensive Income

            Condensed Consolidated Statements of Changes in Shareholders' Equity

            Consolidated Statements of Cash Flows

            Notes to Consolidated Financial Statements

  Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of Operations


PART II - OTHER INFORMATION

  Item 1.     Legal Proceedings

  Item 2.     Changes in Securities and Use of Proceeds

  Item 3.     Defaults Upon Senior Securities

  Item 4.     Submission of Matters to a Vote of Security Holders

  Item 5.     Other Information

  Item 6.     Exhibits and Reports on Form 8-K


SIGNATURES

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



Item 1.  Financial Statements
                                                               December 31,           June 30,
                                                                   1998               1998
                                                              -------------      -------------
ASSETS
Cash and amounts due from depository institutions             $     845,462      $     655,188
Interest-bearing deposits in other financial institutions         2,419,819          2,292,065
Overnight deposits                                                     --            2,000,000
                                                              -------------      -------------
     Total cash and cash equivalents                              3,265,281          4,947,253

Time deposits in other financial institutions                       600,000            100,000
Securities available for sale                                     3,511,870          4,015,890
Federal Home Loan Bank stock available for sale                     877,100            846,500
Loans receivable, net                                            97,284,460         94,052,531
Accrued interest receivable                                         745,776            722,401
Premises and equipment, net                                       2,025,188            973,403
Other real estate owned                                              62,643               --
Other assets                                                         88,190            245,339
                                                              -------------      -------------

     Total assets                                             $ 108,460,508      $ 105,903,317
                                                              =============      =============


LIABILITIES
Deposits                                                      $  81,888,861      $  79,053,686
Borrowed funds                                                    7,700,000          7,000,000
Accrued expense and other liabilities                               383,252            223,615
                                                              -------------      -------------
     Total liabilities                                           89,972,113         86,277,301

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value, 500,000 shares
  authorized, none issued and outstanding
Common stock, $.01 par value, 3,500,000 shares
  authorized, 1,785,375 shares issued                                17,854             17,854
Additional paid-in capital                                       10,765,951         10,717,991
Retained earnings                                                10,589,312         10,581,096
Treasury stock, 72,500 shares at cost                            (1,283,437)              --
Unearned employee stock-ownership plan shares                    (1,609,595)        (1,702,114)
Unrealized gain on securities available for sale                      8,310             11,189
                                                              -------------      -------------
     Total shareholders' equity                                  18,488,395         19,626,016
                                                              -------------      -------------

     Total liabilities and shareholders' equity               $ 108,460,508      $ 105,903,317
                                                              =============      =============

          See accompanying notes to consolidated financial statements.

                                PEOPLES-SIDNEY FINANCIAL CORPORATION
                                  CONSOLIDATED STATEMENTS OF INCOME
                                             (Unaudited)

                                               Three Months Ended            Six Months Ended
                                                   December 31,                  December 31,
                                            -------------------------     -------------------------
                                               1998           1997           1998           1997
                                            ----------     ----------     ----------     ----------
Interest income
     Loans, including fees                  $1,929,743     $1,866,886     $3,802,046     $3,702,996
     Securities                                 57,509         62,725        121,542        126,288
     Interest-bearing demand and
       overnight deposits                       25,251         89,931         73,978        170,715
     Dividends on Federal Home
       Loan Bank stock                          15,207         14,188         30,676         28,122
                                            ----------     ----------     ----------     ----------
         Total interest income               2,027,710      2,033,730      4,028,242      4,028,121

Interest expense
     Deposits                                  978,473      1,013,726      1,956,414      1,992,991
     Other borrowings                          111,838           --          220,152           --
                                            ----------     ----------     ----------     ----------
         Total interest expense              1,090,311      1,013,726      2,176,566      1,992,991
                                            ----------     ----------     ----------     ----------

Net interest income                            937,399      1,020,004      1,851,676      2,035,130
Provision for loan losses                       16,139          9,677         52,919         35,760
                                            ----------     ----------     ----------     ----------

Net interest income after provision for
  loan losses                                  921,260      1,010,327      1,798,757      1,999,370
                                            ----------     ----------     ----------     ----------

Noninterest income
     Service fees and other charges             20,123         15,253         34,414         31,121
                                            ----------     ----------     ----------     ----------
Noninterest expense
     Compensation and benefits                 405,330        244,787        788,364        467,800
     Occupancy and equipment                    73,348         42,245        120,650         81,671
     Computer processing expense                41,303         37,002         84,185         73,928
     FDIC deposit insurance premiums            11,424         12,121         23,334         24,831
     State franchise taxes                      76,100         35,080        144,456         70,161
     Other                                     149,507        129,743        304,498        263,444
                                            ----------     ----------     ----------     ----------
         Total noninterest expense             757,012        500,978      1,465,487        981,835
                                            ----------     ----------     ----------     ----------

                                PEOPLES-SIDNEY FINANCIAL CORPORATION
                                  CONSOLIDATED STATEMENTS OF INCOME
                                             (Unaudited)
                                             (continued)


                                               Three Months Ended           Six Months Ended
                                                   December 31,                 December 31,
                                            -------------------------     -------------------------
                                               1998           1997           1998           1997
                                            ----------     ----------     ----------     ----------

Income before income taxes                     184,371        524,602        367,684      1,048,656

Provision for income taxes                      66,660        186,651        132,797        373,146
                                            ----------     ----------     ----------     ----------

Net income                                  $  117,711     $  337,951     $  234,887     $  675,510
                                            ==========     ==========     ==========     ==========

Earnings per common share - basic           $      .07     $      .20     $      .14            .40
                                            ==========     ==========     ==========     ==========

Earnings per common share - diluted         $      .07     $      .20     $      .14            .40
                                            ==========     ==========     ==========     ==========

          See accompanying notes to consolidated financial statements.

                                  PEOPLES-SIDNEY FINANCIAL CORPORATION
                             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                               (Unaudited)

                                                      Three Months Ended          Six Months Ended
                                                         December 31,               December 31,
                                                 ------------------------      ------------------------
                                                    1998           1997          1998          1997
                                                 ---------      ---------      ---------      ---------
Net income                                       $ 117,711      $ 337,951      $ 234,887      $ 675,510

Other comprehensive income
     Unrealized gain/(loss) on available for
       sale securities arising during the
       period                                      (17,206)          (947)        (4,363)        10,248
     Tax effect                                      5,850            323          1,484         (3,484)
                                                 ---------      ---------      ---------      ---------
Other comprehensive income                         (11,356)          (624)        (2,879)         6,764
                                                 ---------      ---------      ---------      ---------

Comprehensive income                             $ 106,355      $ 337,327      $ 232,008      $ 682,274
                                                 =========      =========      =========      =========


          See accompanying notes to consolidated financial statements.

                              PEOPLES-SIDNEY FINANCIAL CORPORATION
                        CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
                                      SHAREHOLDERS' EQUITY
                                          (Unaudited)


                                                                       Six Months Ended
                                                                          December 31,
                                                                ------------------------------
                                                                     1998              1997
                                                                ------------      ------------
Balance, beginning of period                                    $ 19,626,016      $ 25,711,713

Net income for period                                                234,887           675,510

Cash dividends of $.14 per share in 1998 and $.12 per share
  in 1997                                                           (226,671)         (198,330)

Purchase of 72,500 shares of treasury stock, at cost              (1,283,437)             --

Commitment to release 7,624 and 5,100 employee stock
  ownership plan shares in 1998 and 1997, at fair value              140,479            84,426

Change in unrealized gain on securities available for sale            (2,879)            6,764
                                                                ------------      ------------

Balance, end of period                                          $ 18,488,395      $ 26,280,083
                                                                ============      ============


          See accompanying notes to consolidated financial statements.

                                PEOPLES-SIDNEY FINANCIAL CORPORATION
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (Unaudited)

                                                                           Six Months Ended
                                                                               December 31,
                                                                      ----------------------------
                                                                          1998             1997
                                                                      -----------      -----------
Cash flows from operating activities
     Net income                                                       $   234,887      $   675,510
     Adjustments to reconcile net income to net cash from
       operating activities
         Depreciation                                                      45,242           24,272
         Provision for loan losses                                         52,919           35,760
         FHLB stock dividends                                             (30,600)         (28,000)
         Compensation expense related to ESOP shares                      140,479           84,426
         Change in
              Accrued interest receivable and other assets                133,233           42,056
              Accrued expense and other liabilities                       161,120          (45,184)
              Deferred loan fees                                            8,311            4,548
                                                                      -----------      -----------
                  Net cash from operating activities                      745,591          793,388

Cash flows from investing activities
     Purchases of securities available for sale                              --           (999,141)
     Maturities of securities available for sale                          500,000             --
     Maturities of securities held to maturity                               --          1,000,000
     Proceeds from maturities of time deposits in other financial
       institutions                                                          --          5,000,000
     Purchase of time deposits in other financial institutions           (500,000)      (2,000,000)
     Net increase in loans                                             (3,355,603)      (4,354,439)
     Premises and equipment expenditures                               (1,097,027)         (47,759)
                                                                      -----------      -----------
         Net cash from investing activities                            (4,452,630)      (1,401,339)

Cash flows from financing activities
     Net increase in deposits                                           2,835,175        2,569,561
     Net change in short-term Federal Home Loan Bank advances             700,000             --
     Purchase of treasury stock                                        (1,283,437)            --
     Cash dividends paid                                                 (226,671)        (198,330)
                                                                      -----------      -----------
         Net cash from financing activities                             2,025,067        2,371,231
                                                                      -----------      -----------

Net change in cash and cash equivalents                                (1,681,972)       1,763,280

Cash and cash equivalents at beginning of period                        4,947,253        2,795,826
                                                                      -----------      -----------

Cash and cash equivalents at end of period                            $ 3,265,281      $ 4,559,106
                                                                      ===========      ===========

                                PEOPLES-SIDNEY FINANCIAL CORPORATION
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (Unaudited)
                                            (continued)

                                                                           Six Months Ended
                                                                               December 31,
                                                                      ----------------------------
                                                                          1998             1997
                                                                      -----------      -----------
Supplemental disclosures of cash flow information
     Cash paid during the year for
         Interest                                                     $ 2,180,326      $ 1,998,237
         Income taxes                                                      21,000          386,000

Noncash transactions
     Transfer from loans to other real estate owned                        62,444             --


          See accompanying notes to consolidated financial statements.

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of Peoples-Sidney Financial Corporation (the "Corporation") at December 31, 1998 and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions of Form 10-QSB and, therefore, do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances, and should be read in conjunction with the consolidated financial statements and notes thereto of the Corporation for the fiscal year ended June 30, 1998, included in its 1998 Annual Report. Reference is made to the accounting policies of the Corporation described in the notes to consolidated financial statements contained in its 1998 Annual Report. The Corporation has consistently followed these policies in preparing this Form 10-QSB.

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

To prepare financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and disclosures provided, and future results could differ. The allowance for loan losses, fair values of financial instruments and status of contingencies are particularly subject to change.

Income tax expense is based on the effective tax rate expected to be applicable for the entire year. Income tax expense is the sum of the current-year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

Basic earnings per share ("EPS") is based on net income divided by the weighted average number of shares outstanding during the period. Diluted EPS shows the dilutive effect of unearned management recognition plan ("MRP") shares and the additional common shares issuable under stock options.

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The weighted average number of shares outstanding for basic and diluted EPS was 1,601,560 and 1,614,245 for the three and six months ended December 31, 1998. The weighted average number of shares outstanding for basic and diluted EPS was 1,656,175 and 1,654,895 for the three and six months ended December 31, 1997. Unreleased employee stock ownership plan shares are not considered outstanding for determining the weighted average number of shares used in calculating both basic and diluted EPS. Unearned MRP shares are not considered to be outstanding shares for determining the weighted average number of shares used in calculating basic EPS. Stock options granted did not have a dilutive effect on EPS for the three and six months ended December 31, 1998 as the exercise price of outstanding options was greater than the average market price for the period. Unearned MRP shares did not have a dilutive effect on EPS, as no shares had been purchased by the MRP plan as of December 31, 1998. Unearned MRP shares and stock options did not have a dilutive effect on the weighted average shares outstanding for the three and six months ended December 31, 1997 as neither MRP shares or stock options were granted until May 22, 1998.

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


NOTE 3 - SECURITIES

The amortized cost and estimated fair values of securities are summarized as follows:

                                                                          Gross         Gross          Estimated
                                                        Amortized     Unrealized      Unrealized          Fair
                                                          Cost            Gains         Losses           Value
                                                    --------------     ----------    -----------    ---------------
December 31, 1998
Securities available for sale
  U.S. Government agencies                          $    3,499,279     $   12,986    $      (395)   $     3,511,870
                                                    ==============     ==========    ===========    ===============

June 30, 1998
Securities available for sale
  U.S. Government agencies                          $    3,998,936     $   21,459    $    (4,505)   $     4,015,890
                                                    ==============     ==========    ===========    ===============

Amortized cost and estimated fair values of securities at December 31, 1998, by contractual maturity, are shown below. Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                              Estimated
                                                           Amortized            Fair
                                                             Cost               Value
                                                        --------------    ---------------
Securities available for sale
           Due in one year or less                      $      999,829    $     1,003,910
           Due after one year through five years             2,499,450          2,507,960
                                                        --------------    ---------------

                                                        $    3,499,279    $     3,511,870
                                                        ==============    ===============

No securities were sold during the three- or six-month periods ended December 31, 1998 and 1997. No securities were pledged as collateral at December 31, 1998 or June 30, 1998.

                       PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 4 - LOANS RECEIVABLE

Loans receivable are summarized as follows:

                                            December 31,        June 30,
                                                1998              1998
                                          ------------      ------------
     Mortgage loans:
          1-4 family residential           $ 80,356,047      $ 79,690,787
          Multi-family residential              628,854           654,871
          Commercial real estate              8,871,216         6,608,207
          Real estate construction and
            development                       6,176,078         6,776,389
          Land                                  632,739           867,755
              Total mortgage loans           96,664,934        94,598,009
     Consumer and other loans                 3,273,572         2,154,474
                                           ------------      ------------
              Total loans receivable         99,938,506        96,752,483
     Less:
          Allowance for loan losses            (456,502)         (425,642)
          Loans in process                   (1,993,860)       (2,078,937)
          Deferred loan fees                   (203,684)         (195,373)
                                           ------------      ------------

                                           $ 97,284,460      $ 94,052,531
                                           ============      ============

Activity in the allowance for loan losses is summarized as follows:

                                       Three Months Ended             Six Months Ended
                                          December 31,                  December 31,
                                   ------------------------      ------------------------
                                      1998           1997           1998          1997
                                   ---------      ---------      ---------      ---------
Balance at beginning of period     $ 446,145      $ 412,695      $ 425,642      $ 397,159
Provision for losses                  16,139          9,677         52,919         35,760
Charge-offs                           (6,344)        (4,489)       (22,621)       (15,036)
Recoveries                               562            192            562            192
                                   ---------      ---------      ---------      ---------

Balance at end of period           $ 456,502      $ 418,075      $ 456,502      $ 418,075
                                   =========      =========      =========      =========

As of and for the three and six months ended December 31, 1998 and 1997, no loans were considered impaired within the scope of SFAS No. 114.

                       PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 5 - OTHER BORROWINGS

At December 31, 1998 and June 30, 1998, the Association had a cash management line of credit enabling it to borrow up to $5,360,000 and $5,100,000 from the Federal Home Loan Bank (FHLB) of Cincinnati. The line of credit must be renewed on an annual basis. Borrowings outstanding on this line of credit totaled $700,000 at December 31, 1998 while there were no such borrowings at June 30, 1998. As a member of the Federal Home Loan Bank system, the Association has the ability to obtain additional borrowings up to a maximum total of approximately $17,542,000, including the line of credit. The Association had one fixed-rate borrowing, with an interest rate of 6.13%, totaling $7,000,000 at December 31, 1998 and June 30, 1998. The original term of the borrowing was 120 months with interest due monthly and principal due upon maturity on June 25, 2008. Advances under the borrowing agreements are collateralized by a blanket pledge of the Association's residential mortgage loan portfolio and its FHLB stock.


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

As of December 31, 1998 and June 30, 1998, the Corporation had commitments to make fixed-rate commercial and residential real estate mortgage loans at current market rates totaling $878,000 and $621,000, and variable-rate commercial and residential real estate mortgage loans at current market rates totaling $835,000 and $687,000. Loan commitments are generally for 30 days. The interest rates on

                       PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE  6  -   COMMITMENTS,   CONTINGENCIES   AND   FINANCIAL   INSTRUMENTS   WITH
OFF-BALANCE-SHEET RISK (Continued)

fixed-rate commitments ranged from 6.75% to 7.75% at December 31, 1998 and 7.50% to 8.25% at June 30, 1998. The interest rates on variable-rate commitments ranged from 7.00% to 7.50% at December 31, 1998 and 7.25% to 8.00% at June 30, 1998. The Corporation also had unused lines of credit totaling $931,000 and $548,000 at December 31, 1998 and June 30, 1998.

At December 31, 1998 and June 30, 1998, compensating balances of $456,000 and $299,000 were required as deposits with various correspondent banks. These balances do not earn interest.


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

Shares pledged as collateral are reported as unearned ESOP shares in the Consolidated Balance Sheets. As shares are released from collateral, the Corporation reports compensation expense equal to the current market price of the shares and the shares become outstanding for earnings-per-share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest. ESOP compensation expense was $62,776 and $140,479 for the three and six months ended December 31, 1998.

                       PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 7 - EMPLOYEE STOCK OWNERSHIP PLAN (Continued)


The ESOP shares as of December 31, 1998 and June 30, 1998 were as follows:

                                                      December 31,      June 30,
                                                          1998            1998
                                                       ----------     ----------
Allocated shares                                           24,031         24,031
Shares committed to be released for allocation              7,624           --
Unreleased shares                                         137,175        144,799
                                                       ----------     ----------
    Total ESOP shares                                     168,830        168,830
                                                       ==========     ==========

Fair value of unreleased shares                        $2,297,681     $2,588,282
                                                       ==========     ==========


NOTE 8 - STOCK OPTION AND INCENTIVE PLAN

Upon approval of the Stock Option and Incentive Plan by the shareholders of the Corporation on May 22, 1998, the Board of Directors granted options to purchase 138,809 shares of common stock at an exercise price of $20.00 to certain employees, officers and directors of the Association and Corporation. No options had been previously awarded. One-fifth of the options awarded become first exercisable on each of the first five anniversaries of the date of grant. The option period expires 10 years from the date of grant. No options were exercisable at December 31, 1998 or June 30, 1998. In addition, 39,729 options to purchase common stock are reserved for future grants.


NOTE 9 - MANAGEMENT RECOGNITION PLAN

A Management Recognition Plan ("MRP") was adopted by the Board of Directors and approved by the shareholders of the Corporation on May 22, 1998. The MRP will be used as a means of providing directors and certain key employees of the Association and Corporation with an ownership interest in the Corporation in a manner designed to compensate such directors and key employees for services to the Association and Corporation. The MRP will purchase 71,415 common shares, which is equal to 4% of the common shares sold in connection with the conversion. As of December 31, 1998, no shares have been purchased.

In conjunction with the adoption of the MRP on May 22, 1998, the Board of Directors awarded 57,128 shares to certain directors, officers and employees of the Association and Corporation. No shares had been previously awarded. One-fifth of such shares will be earned and nonforfeitable on each of the first five anniversaries of the date of the award. In the event of the death or disability of a participant, however, the participant's shares will be deemed to be earned and nonforfeitable upon such date. At December 31, 1998 and June 30, 1998, there were 14,287 shares reserved for future awards. Compensation expense related to MRP shares is based upon the cost of the shares. For the three and six months ended December 31, 1998, the Corporation has accrued compensation expense totaling $60,000 and $120,000 based upon the estimated cost of the number of shares earned during the period. No compensation expense was recognized during the three and six months ended December 31, 1997.

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

In the following pages, management presents an analysis of the financial condition of Peoples-Sidney Financial Corporation (the "Corporation") as of December 31, 1998, compared to June 30, 1998, and results of operations for the three and six months ended December 31, 1998, compared with the same periods in 1997. This discussion is designed to provide a more comprehensive review of operating results and financial position than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the interim financial statements and related footnotes included herein.

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

The Corporation is a thrift holding company, primarily engaged in the business of attracting savings deposits from the general public and investing such funds in permanent mortgage loans secured by one- to four-family residential real estate located in Shelby, Logan, Auglaize, Miami, Darke and Champaign Counties, Ohio. The Corporation also originates, to a lesser extent, loans for the construction of one- to four-family residential real estate, loans secured by multi-family residential real estate (over four units) and nonresidential real estate and consumer loans, and invests in U.S. government obligations, interest-bearing deposits in other financial institutions and other investments permitted by applicable law.

                       PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Financial Condition

Total assets at December 31, 1998 were $108.5 million compared to $105.9 million at June 30, 1998, an increase of $2.6 million, or 2.5%. The increase in total assets was due to increases in loans and premises and equipment funded by a decrease in overnight deposits in other financial institutions and proceeds from increased deposits and borrowings.

Loans receivable increased $3.2 million from $94.1 million at June 30, 1998 to $97.3 million at December 31, 1998. The increase was primarily in commercial real estate loans which increased $2.3 million. A decrease in real estate construction and land development loans was offset by an increase in 1-4 family residential real estate loans as several construction loans were converted to more permanent financing upon completion of construction. Changes in other types of mortgage loans were not significant. The overall increase in total mortgage loans is reflective of a strong local economy coupled with attractive loan rates and products compared to local competition. The Corporation has not changed its philosophy regarding pricing or underwriting standards during the year.

The Corporation's consumer and other loan portfolio increased $1.1 million between June 30, 1998 and December 31, 1998. Despite the increase, consumer and other loans remain a small portion of the entire loan portfolio and represented only 3.3% and 2.2% of gross loans at December 31, 1998 and June 30, 1998.

Premises and equipment increased $1.1 million from $973,000 at June 30, 1998 to $2.0 million at December 31, 1998. The increase resulted as the Corporation constructed a new, full-service branch banking office in Anna, Ohio. The Corporation also purchased additional equipment in connection with the opening of a new, leased branch facility in Jackson Center, Ohio.

Total deposits increased $2.8 million from $79.1 million at June 30, 1998 to $81.9 million at December 31, 1998. The Corporation experienced increases in all types of deposits, however, the majority of the growth was in negotiable order of withdraw ("NOW") and money market demand deposit accounts, which increased $2.3 million, and passbook savings accounts, which increased $396,000. The growth is the result of special promotions offered in connection with the opening of new branch locations in Anna and Jackson Center, Ohio.

Borrowed funds increased $700,000 from $7.0 million at June 30, 1998 to $7.7 million at December 31, 1998. The Association maintains a $5.4 million cash-management line of credit with the FHLB under which $700,000 was borrowed to provide additional liquidity for loan growth. The advance carries a variable interest rate and can be prepaid at any time without penalty. Additional advances may be obtained from the FHLB to fund future loan growth and liquidity as needed.


Results of Operations

The operating results of the Corporation are affected by general economic conditions, monetary and fiscal policies of federal agencies and regulatory policies of agencies that regulate financial institutions. The Corporation's cost of funds is influenced by interest rates on competing investments and

                       PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

general market rates of interest. Lending activities are influenced by demand for real estate loans and other types of loans, which in turn is affected by interest rates at which such loans are made, general economic conditions and availability of funds for lending activities.

The Corporation's net income primarily depends on its net interest income, which is the difference between interest income earned on interest-earning assets, such as loans and securities and interest expense incurred on interest-bearing liabilities, such as deposits and other borrowings. The level of net interest income is dependent on the interest rate environment and volume and composition of interest-earning assets and interest-bearing liabilities. Net income is also affected by provisions for loan losses, service charges, gains on the sale of assets and other income, noninterest expense and income taxes.

Net Income. The Corporation earned net income of $118,000 and $235,000 for the three and six months ended December 31, 1998 compared to $338,000 and $676,000 for the three and six months ended December 31, 1997. The decrease in net income was primarily due to a decrease in net interest income combined with an increase in noninterest expense.

Net Interest Income. Net interest income totaled $937,000 and $1,852,000 for the three and six months ended December 31, 1998 compared to $1,020,000 and $2,035,000 for the three and six months ended December 31, 1997.
The decreases were the result of additional interest paid on borrowed funds.

Interest and fees on loans increased $63,000 and $99,000, or 3.4% and 2.7% from $1,867,000 and $3,703,000 for the three and six months ended December 31, 1997 to $1,930,000 and $3,802,000 for the three and six months ended December 31, 1998. The increase in interest income was due to higher average loans receivable, related primarily to the origination of new commercial real estate and consumer loans.

Interest earned on interest-bearing demand and overnight deposits decreased $65,000 and $97,000 for the three and six months ended December 31, 1998 as compared to the same periods in the prior year. The decrease was the result of lower average balances coupled with a decrease in the average yield earned on such investments.

Interest paid on deposits decreased $35,000 and $37,000 for the three and six months ended December 31, 1998 compared to the three and six months ended December 31, 1997. There was little change in the interest paid on deposits as the mix of the deposit portfolio remained fairly stable while the effect of an increase in the average balance of deposits was offset by a decrease in the average cost. The average cost of deposits decreased from 5.08% for the six months ended December 31, 1997 to 4.88% for the six months ended December 31, 1998.

Interest paid on borrowed funds totaled $112,000 and $220,000 for the three and six months ended December 31, 1998. There were no borrowings during the three or six months ended December 31, 1997. The increase resulted as the Corporation borrowed $7.0 million under a ten-year, fixed-rate, interest-only advance from the FHLB at the end of fiscal 1998 to fund a $4.00 per share tax-free return of capital totaling $7.1 million. The Corporation paid the return of capital on June 26, 1998 as a means to reduce the excess capital provided from the stock conversion. The Corporation borrowed an additional $700,000 under its cash management line of credit during the three months ended December 31, 1998 to provide liquidity for loan growth.

                       PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Provision for Loan Losses. The Corporation maintains an allowance for loan losses in an amount that, in management's judgment, is adequate to absorb probable losses inherent in the loan portfolio. While management uses its best judgment and information available, the ultimate adequacy of the allowance is dependent on a variety of factors, including performance of the Corporation's loan portfolio, the economy, changes in real estate values and interest rates and the view of regulatory authorities toward loan classifications. The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level considered adequate to absorb probable losses in the loan portfolio. The amount of the provision is based on management's monthly review of the loan portfolio and consideration of such factors as historical loss experience, general prevailing economic conditions, changes in size and composition of the loan portfolio and specific borrower considerations, including ability of the borrower to repay the loan and the estimated value of the underlying collateral.

The provision for loan losses for the three and six months ended December 31, 1998 totaled $16,000 and $53,000 compared to $10,000 and $36,000 for the three and six months ended December 31, 1997. Charge-offs experienced by the Corporation have primarily related to consumer and other nonreal estate loans. As indicated previously, such loans make up an insignificant portion of the Corporation's total loan portfolio. The Corporation's low historical charge-off history is the product of a variety of factors, including the Corporation's underwriting guidelines, which generally require a loan-to-value or projected completed value ratio of 90% for purchase or construction of 1-4 family residential properties and 75% for commercial real estate and land loans, established income information and defined ratios of debt to income. Notwithstanding the historical charge-off history, as well as a low volume of nonperforming loans, management believes it is prudent to continue to increase the allowance for loan losses as total loans increase. The loan growth experienced by the Corporation from June 30, 1998 to December 31, 1998 was concentrated in the commercial real estate and consumer loan area. Since such loan types inherently carry more risk than 1-4 family real estate loans, management believes it is prudent to provide for potential losses, even considering the stability in the level of non-performing loans. Accordingly, management anticipates it will continue its provisions to the allowance for loan losses as loan growth continues. The allowance for loan losses totaled $457,000, or .46% of gross loans receivable, at December 31, 1998 compared to $426,000, or
 .44% of gross loans receivable, at June 30, 1998

Noninterest income. Noninterest income includes service fees and other miscellaneous income and totaled $20,000 and $34,000 for the three and six months ended December 31, 1998 and $15,000 and $31,000 for the three and six months ended December 31, 1997.

Noninterest expense. Noninterest expense totaled $757,000 and $1,465,000 for the three and six months ended December 31, 1998 compared to $501,000 and $981,000 for three and six months ended December 31, 1997, an increase of $256,000 and $484,000, or 51.1% and 49.3%. The increases were the result of increases in compensation and benefits, occupancy and equipment, state franchise taxes and other expenses.

                       PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Compensation and benefits expense increased $160,000 and $320,000, or 65.6% and 68.5%, for the three and six months ended December 31, 1998 compared to the same periods in 1997. The increases are the result of normal, annual merit increases, the addition of new employees and the added expense of employee benefit plans. The expense related to the ESOP increased due to an increase in the market price of the Corporation's common stock over the prior period. The Corporation was also able to allocate more ESOP shares to participants in 1998. Compensation expense related to the ESOP was $63,000 and $140,000 for the three and six months ended December 31, 1998 compared to $44,000 and $84,000 for the three and six months ended December 31, 1997. The Corporation also implemented a Management Recognition Plan ("MRP") in May 1998 for which the expense totaled $60,000 and $120,000 for the three and six months ended December 31, 1998. Occupancy and equipment expense increased $31,000 and $39,000 due to the added costs of opening two new branch offices during the six months ended December 31, 1998. State franchise taxes increased $41,000 and $74,000 due to the change in corporate structure during fiscal 1997 and the resulting tax impact of higher capital levels at the Association and earnings at the Corporation. The third and fourth quarters of fiscal 1998 were the first periods impacted by the capital raised in the conversion. The increase in other expense was attributable to various miscellaneous items.

Income Tax Expense. The volatility of income tax expense is primarily attributable to the change in income before income taxes. The provision for income taxes totaled $67,000 and $133,000 for the three and six months ended December 31, 1998 compared to $187,000 and $373,000 for the three and six months ended December 31, 1997, representing decreases of $120,000 and $240,000, or 64.2% and 64.3%. The effective tax rates were 36.2% and 36.1% for the three and six months ended December 31, 1998 and 35.6% for both the three and six months ended December 31, 1997.

Liquidity and Capital Resources

The Corporation's liquidity, primarily represented by cash equivalents, is a result of operating, investing and financing activities. These activities are summarized below for the six months ended December 31, 1998 and 1997.

                       PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                                                 Six Months
                                                             Ended December 31,
                                                             1998         1997
                                                           -------      -------
                                                          (Dollars in thousands)

Net income                                                 $   235      $   676
Adjustments to reconcile net income to net cash from
  operating activities                                         511          117
                                                           -------      -------
Net cash from operating activities                             746          793
Net cash from investing activities                          (4,453)      (1,401)
Net cash from financing activities                           2,025        2,371
                                                           -------      -------
Net change in cash and cash equivalents                     (1,682)       1,763
Cash and cash equivalents at beginning of period             4,947        2,796
                                                           -------      -------
Cash and cash equivalents at end of period                 $ 3,265      $ 4,559
                                                           =======      =======


The Corporation's principal sources of funds are deposits, loan repayments, maturities of securities and other funds provided by operations. The Association also has the ability to borrow from the FHLB. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan prepayments are more influenced by interest rates, general economic conditions and competition. The Association maintains investments in liquid assets based on management's assessment of the (1) need for funds, (2) expected deposit flows, (3) yields available on short-term liquid assets and (4) objectives of the asset/liability management program.

OTS regulations presently require the Association to maintain an average daily balance of investments in United States Treasury, federal agency obligations and other investments in an amount equal to 1% of the sum of the Association's average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement, which may be changed from time to time by the OTS to reflect changing economic conditions, is intended to provide a source of relatively liquid funds on which the Association may rely, if necessary, to fund deposit withdrawals or other short-term funding needs. At December 31, 1998, the Association's regulatory liquidity was 7.7%. At such date, the Corporation had commitments to originate fixed-rate commercial and residential real estate loans totaling $878,000 and variable-rate commercial and residential real estate mortgage loans totaling $835,000. Loan commitments are generally for 30 days. The Corporation considers its liquidity and capital reserves sufficient to meet its outstanding short- and long-term needs. See Note 6 of the Notes to Consolidated Financial Statements.

The Association is required by regulations to meet certain minimum capital requirements, which must be generally as stringent as the requirements established for commercial banks. Failure to meet minimum capital requirements can initiate certain mandatory actions that, if undertaken, could have a direct

                       PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

material affect on the Association's financial statements. Current capital requirements call for tangible capital of 1.5% of adjusted total assets, core capital (which, for the Association, consists solely of tangible capital) of 3.0% of adjusted total assets and risk-based capital (which, for the Association, consists of core capital and general valuation allowances) of 8.0% of risk-weighted assets (assets are weighted at percentage levels ranging from 0% to 100% depending on their relative risk). The following table indicates that the requirement for core capital is 4.0% because that is the level that the OTS prompt corrective-action regulations require to be considered adequately capitalized. At December 31, 1998, and June 30, 1998, the Association complies with all regulatory capital requirements. Based on the Association's computed regulatory capital ratios, the Association is considered well capitalized under the applicable requirements at December 31, 1998 and June 30, 1998. Management is not aware of any matter after the latest regulatory exam that would cause the Association's capital category to change.

At December 31, 1998 and June 30, 1998, the Association's actual capital levels and minimum required levels were:

                                                                   Minimum                      Minimum
                                                               Required To Be               Required To Be
                                                           Adequately Capitalized          Well Capitalized
                                                           Under Prompt Corrective      Under Prompt Corrective
                                       Actual                Action Regulations           Action Regulations
                               ----------------------     ---------------------      ------------------------
                                Amount          Ratio      Amount         Ratio         Amount          Ratio
                               ---------         ----     --------          ---      ----------          ----

                                                             (Dollars in Thousands)
December 31, 1998
Total capital (to risk
  weighted assets)             $  16,940         23.7%    $  5,720          8.0%     $    7,150          10.0%
Tier 1 (core) capital to
  risk-weighted assets)           16,490         23.1        2,860          4.0           4,290           6.0
Tier 1 (core) capital to
  adjusted total assets)          16,490         15.2        4,340          4.0           5,425           5.0
Tangible capital (to
  adjusted total assets)          16,490         15.2        1,627          1.5             N/A

June 30, 1998
Total capital (to risk
  weighted assets)             $  18,743         27.6%    $  5,426          8.0%     $    6,783          10.0%
Tier 1 (core) capital to
  risk-weighted assets)           18,330         27.0        2,713          4.0           4,070           6.0
Tier 1 (core) capital to
  adjusted total assets)          18,330         17.3        4,240          4.0           5,300           5.0
Tangible capital (to
  adjusted total assets)          18,330         17.3        1,590          1.5             N/A

                       PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


In May 1998, the Board of Directors of the Corporation authorized the purchase of up to 5% of the Corporation's outstanding common shares over a twelve-month period to commence on July 1, 1998. The shares will be purchased in the over-the-counter market. The number of shares to be purchased and the price to be paid will depend on the availability of shares, the prevailing market prices and any other considerations which may, in the opinion of the Corporation's Board of Directors or management, affect the advisability of purchasing shares. As of December 31, 1998, 72,500 shares have been repurchased at a cost of $1,283,437.

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

The Corporation is aware of the potential Year 2000 related problems that may affect the computers which control or operate Corporation's operating systems, facilities and infrastructure. In 1997, the Corporation began a process of identifying any Year 2000 related problems that may be experienced by its computer-operated or computer-dependent systems. The Corporation has examined its computer hardware and software and determined it will cost approximately $13,000 to make such systems Year 2000 compliant. The Corporation has contacted the companies that supply or service the Corporation's computer-operated or computer-dependent systems to obtain confirmation that each system that is material to the operations of the Corporation is either currently Year 2000 compliant or is expected to be Year 2000 compliant. With respect to systems that cannot presently be confirmed as Year 2000 compliant, the Corporation will continue to work with the appropriate supplier or servicer to ensure all such systems will be rendered compliant in a timely manner, with minimal expense to the Corporation or disruption of the Corporation's operations. All of the identified computer systems affected by the Year 2000 issue are currently in the renovation, validation or implementation phase of the process of becoming Year 2000 compliant. The Corporation has identified various companies whose services are deemed critical to the mission of the Corporation and received assurances that such companies will be Year 2000 compliant. As a contingency plan, however, the Corporation has determined that if such service providers were to have their systems fail, the Corporation would implement manual systems until such systems could be re-established. The Corporation does not anticipate that such short-term manual systems would have a material adverse effect on the Corporation's operations. The expense of any change in suppliers or servicers is not expected to be material to the Corporation. At this time, however, the expense that may be incurred by the Corporation in connection with Year 2000 issues cannot be determined.

                       PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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


Item 1.    Legal Proceedings
           None

Item 2.    Changes in Securities
           None

Item 3.    Defaults Upon Senior Securities
           Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders

           On October 9, 1998, the Annual Meeting of the Shareholders of the Corporation was held. The following members of the Board of Directors of the Corporation were reelected by the votes set forth below for terms expiring in 2001:

           Douglas Stewart     FOR:  1,503,174         WITHHELD:       17,599
           James W. Kerber     FOR:  1,504,674         WITHHELD:       16,099

           One other matter submitted to the Shareholders, for which the following votes were cast:

           Ratification of the selection of Crowe, Chizek and Company LLP as the auditors of the Corporation for the fiscal year ending June 30, 1999.

           FOR:  1,506,892       AGAINST:  9,074            ABSTAIN:  4,807

Item 5.    Other Information
           None

Item 6.    Exhibits and Reports on Form 8-K
           (a)  Exhibit No. 27:  Financial Data Schedule
           (b) No current reports on Form 8-K were filed by the small business issuer during the quarter ended December 31, 1998.

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                                  SIGNATURES

--------------------------------------------------------------------------------


Pursuant to the requirement of the Securities Exchange Act of 1934, the small business issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:      February 8, 1999                          /s/ Douglas Stewart
                                                     -------------------
                                                     Douglas Stewart
                                                     President





Date:      February 8, 1999                          /s/ Debra Geuy
                                                     --------------
                                                     Debra Geuy
                                                     Chief Financial Officer

                      PEOPLES-SIDNEY FINANCIAL CORPORATION

                                INDEX TO EXHIBITS


   EXHIBIT
   NUMBER                DESCRIPTION
   ------                -----------

     27         Financial Data Schedule