Form 10QSB
period 1999-03-31
PEOPLES SIDNEY FINANCIAL CORP
filed 1999-05-13
CIK 1031340

FORM 10-QSB

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

 (Mark One)

  [X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For Quarterly Period ended March 31, 1999

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

                            Yes   [ X ]     No  [   ]


As of May 11, 1999, the latest practicable date, 1,753,234 shares of the issuer's common shares, $.01 par value, were issued and outstanding.


Transitional Small Business Disclosure Format (Check One):

                            Yes   [   ]     No  [ X ]

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

  Item 2.   Management's Discussion and Analysis................................


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

  Item 5.   Other Information...................................................

  Item 6.   Exhibits and Reports on Form 8-K....................................


SIGNATURES .....................................................................

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


Item 1.  Financial Statements
                                                                 March 31,         June 30,
                                                                  1999               1998
                                                              -------------      -------------
ASSETS
Cash and amounts due from depository institutions             $     927,132      $     655,188
Interest-bearing deposits in other financial institutions           553,518          2,292,065
Overnight deposits                                                     --            2,000,000
                                                              -------------      -------------
     Total cash and cash equivalents                              1,480,650          4,947,253

Time deposits in other financial institutions                       100,000            100,000
Securities available for sale                                     3,993,280          4,015,890
Federal Home Loan Bank stock available for sale                     892,200            846,500
Loans receivable, net                                            99,909,845         94,052,531
Accrued interest receivable                                         774,207            722,401
Premises and equipment, net                                       2,023,041            973,403
Other assets                                                        255,758            245,339
                                                              -------------      -------------

     Total assets                                             $ 109,428,981      $ 105,903,317
                                                              =============      =============


LIABILITIES
Deposits                                                      $  83,679,604      $  79,053,686
Borrowed funds                                                    7,000,000          7,000,000
Accrued expense and other liabilities                               268,929            223,615
                                                              -------------      -------------
     Total liabilities                                           90,948,533         86,277,301

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value, 500,000 shares
  authorized, none issued and outstanding
Common stock, $.01 par value, 3,500,000 shares
  authorized, 1,785,375 shares issued                                17,854             17,854
Additional paid-in capital                                       10,778,469         10,717,991
Retained earnings                                                10,659,079         10,581,096
Treasury stock, 32,141 shares at cost                              (611,400)              --
Unearned management recognition plan shares                        (794,383)              --
Unearned employee stock ownership plan shares                    (1,564,867)        (1,702,114)
Unrealized gain on securities available for sale                     (4,304)            11,189
                                                              -------------      -------------
     Total shareholders' equity                                  18,480,448         19,626,016
                                                              -------------      -------------

     Total liabilities and shareholders' equity               $ 109,428,981      $ 105,903,317
                                                              =============      =============

          See accompanying notes to consolidated financial statements.

                                 PEOPLES-SIDNEY FINANCIAL CORPORATION
                                   CONSOLIDATED STATEMENTS OF INCOME
                                              (Unaudited)


                                             Three Months Ended               Nine Months Ended
                                                   March 31,                        March 31,
                                        ----------------------------      ---------------------------
                                            1999             1998             1999            1998
                                        -----------      -----------      -----------     -----------
Interest income
     Loans, including fees              $ 1,917,451      $ 1,882,434      $ 5,719,497     $ 5,585,430
     Securities                              49,287           61,030          170,829         187,318
     Interest-bearing deposits and
       overnight deposits                    24,829           65,887           98,807         236,602
     Dividends on Federal Home
       Loan Bank stock                       15,139           14,131           45,815          42,253
                                        -----------      -----------      -----------     -----------
         Total interest income            2,006,706        2,023,482        6,034,948       6,051,603

Interest expense
     Deposits                               956,098          984,109        2,912,512       2,977,100
     Other borrowings                       114,437             --            334,589            --
                                        -----------      -----------      -----------     -----------
         Total interest expense           1,070,535          984,109        3,247,101       2,977,100
                                        -----------      -----------      -----------     -----------

Net interest income                         936,171        1,039,373        2,787,847       3,074,503
Provision for loan losses                   (12,001)          (9,383)          40,918          26,377
                                        -----------      -----------      -----------     -----------

Net interest income after
  provision for loan losses                 948,172        1,048,756        2,746,929       3,048,126

Noninterest income
     Service charges and other fees          18,495           15,369           52,909          46,490

                                 PEOPLES-SIDNEY FINANCIAL CORPORATION
                                   CONSOLIDATED STATEMENTS OF INCOME
                                              (Unaudited)


                                             Three Months Ended               Nine Months Ended
                                                   March 31,                        March 31,
                                        ----------------------------      ---------------------------
                                            1999             1998             1999            1998
                                        -----------      -----------      -----------     -----------
Noninterest expense
     Compensation and benefits              337,570          257,870        1,125,934         725,670
     Occupancy and equipment                 83,484           38,504          204,134         120,175
     Computer processing expense             49,385           43,168          133,570         117,096
     FDIC deposit insurance
       premiums                              12,256           11,935           35,590          36,766
     State franchise taxes                   69,704           67,259          214,160         137,420
     Professional fees                       25,241           18,763           85,407          72,967
     Other                                  109,230          110,468          353,562         319,708
                                        -----------      -----------      -----------     -----------
         Total noninterest expense          686,870          547,967        2,152,357       1,529,802
                                        -----------      -----------      -----------     -----------

Income before income tax expense            279,797          516,158          647,481       1,564,814

Income tax expense                          100,860          183,700          233,657         556,846
                                        -----------      -----------      -----------     -----------

Net income                              $   178,937      $   332,458      $   413,824     $ 1,007,968
                                        ===========      ===========      ===========     ===========

Earnings per common share - basic       $      0.11      $      0.20      $      0.26     $      0.61
                                        ===========      ===========      ===========     ===========

Earnings per common share - diluted     $      0.11      $      0.20      $      0.26     $      0.61
                                        ===========      ===========      ===========     ===========

          See accompanying notes to consolidated financial statements.

                                        PEOPLES-SIDNEY FINANCIAL CORPORATION
                                   CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                     (Unaudited)


                                                           Three Months Ended             Nine Months Ended
                                                                 March 31,                     March 31,
                                                       ----------------------------   -----------------------------
                                                            1999           1998            1999           1998
                                                       ------------    ------------   ------------   --------------
Net income                                             $    178,937    $    332,458   $    413,824   $    1,007,968

Other comprehensive income
     Unrealized gain (loss) on available for
       sale securities arising during the
       period                                               (19,112)         (6,664)       (23,475)           3,584
     Tax effect                                               6,498           2,265          7,982           (1,219)
                                                       ------------    ------------   ------------   --------------
         Other comprehensive income                         (12,614)         (4,399)       (15,493)           2,365
                                                       ------------    ------------   ------------   --------------

Comprehensive income                                   $    166,323    $    328,059   $    398,331   $    1,010,333
                                                       ============    ============   ============   ==============

          See accompanying notes to consolidated finanical statements.

                                  PEOPLES-SIDNEY FINANCIAL CORPORATION
                             CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
                                          SHAREHOLDERS' EQUITY
                                               (Unaudited)


                                                                                   Nine Months
                                                                                  Ended March 31,
                                                                         ------------------------------
                                                                              1999              1998
                                                                         ------------      ------------
Balance, beginning of period                                             $ 19,626,016      $ 25,711,713

Net income for period                                                         413,824         1,007,968

Cash dividends, $.21 per share in 1999, $.19 per share in 1998               (335,841)         (314,022)

Purchase of 32,141 shares of treasury stock, at cost                         (611,400)             --

Establish 57,128 shares for management recognition plan                      (953,293)             --

Commitment to release 9,523 management recognition plan shares                158,910              --

Commitment to release 11,436 and 8,076 employee stock ownership plan
  shares in 1999 and 1998, at fair value                                      197,725           138,276

Change in fair value on securities available for sale, net of tax             (15,493)            2,365
                                                                         ------------      ------------

Balance, end of period                                                   $ 18,480,448      $ 26,546,300
                                                                         ============      ============

                 See accompanying notes to financial statements.

                             PEOPLES FEDERAL SAVINGS LOAN ASSOCIATION
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (Unaudited)

                                                                           Nine Months Ended
                                                                                March 31,
                                                                     ----------------------------
                                                                         1999             1998
                                                                     -----------      -----------
Cash flows from operating activities
     Net income                                                      $   413,824      $ 1,007,968
     Adjustments to reconcile net income to net cash from
       operating activities
         Depreciation                                                     84,844           37,687
         Provision for loan losses                                        40,918           26,377
         Gain on sale of other real estate owned                          (3,086)
         FHLB stock dividends                                            (45,700)         (42,100)
         Compensation expense on ESOP shares                             197,725          138,276
         Compensation expense on MRP shares                              158,910             --
         Change in
              Accrued interest receivable and other assets               (63,245)        (163,463)
              Accrued expense and other liabilities                       53,295          (23,801)
              Deferred loan fees                                          17,022           23,310
                                                                     -----------      -----------
                  Net cash from operating activities                     854,507        1,004,254

Cash flows from investing activities
     Purchases of securities available for sale                       (1,999,844)      (1,999,141)
     Maturities of securities available for sale                       2,000,000             --
     Maturities of securities held to maturity                              --          2,000,000
     Purchases of time deposits in other financial institutions         (500,000)      (3,000,000)
     Maturities of time deposits in other financial institutions         500,000        6,000,000
     Net increase in loans                                            (5,977,698)      (4,306,080)
     Premises and equipment expenditures                              (1,134,482)        (175,059)
     Proceeds from sale of real estate owned                              65,530             --
                                                                     -----------      -----------
         Net cash from investing activities                           (7,046,494)      (1,480,280)

Cash flows from financing activities
     Net increase in deposits                                          4,625,918        1,567,974
     Cash dividends paid                                                (335,841)        (314,022)
     Purchase of treasury stock                                         (611,400)            --
     Purchase of shares for management recognition plan                 (953,293)            --
                                                                     -----------      -----------
         Net cash from financing activities                            2,725,384        1,253,952
                                                                     -----------      -----------

Net change in cash and cash equivalents                               (3,466,603)         777,926

Cash and cash equivalents at beginning of period                       4,947,253        2,795,826
                                                                     -----------      -----------

Cash and cash equivalents at end of period                           $ 1,480,650      $ 3,573,752
                                                                     ===========      ===========

                             PEOPLES FEDERAL SAVINGS LOAN ASSOCIATION
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (Unaudited)

                                                                           Nine Months Ended
                                                                                March 31,
                                                                     ----------------------------
                                                                         1999             1998
                                                                     -----------      -----------
Supplemental disclosures of cash flow information
     Cash paid during the period for
         Interest                                                    $ 3,242,250      $ 2,982,098
         Income taxes                                                     91,000          546,000

     Noncash transactions
         Transfer from loans to real estate owned                         62,444             --

                         See accompanying notes to financial statements.

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim consolidated financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of Peoples-Sidney Financial Corporation (the "Corporation") at March 31, 1999 and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions of Form 10-QSB and, therefore, do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances, and should be read in conjunction with the consolidated financial statements and notes thereto of the Corporation for the fiscal year ended June 30, 1998, included in its 1998 Annual Report. Reference is made to the accounting policies of the Corporation described in the notes to consolidated financial statements contained in its 1998 Annual Report. The Corporation has consistently followed these policies in preparing this Form 10-QSB.

The accompanying consolidated financial statements include accounts of the Corporation and its wholly-owned subsidiary, Peoples Federal Savings and Loan Association (the "Association"), a federal stock savings and loan association. All significant intercompany transactions and balances have been eliminated.

The Corporation's and Association's revenues, operating income and assets are primarily from the financial institution industry. The Association is engaged primarily in the business of making residential real estate loans and accepting deposits. Its operations are conducted through its main office located in Sidney, Ohio, and branches in Anna and Jackson Center, Ohio. The Association's market area consists of Shelby and surrounding counties in Ohio.

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

Basic earnings per share ("EPS") is based on net income divided by the weighted average number of shares outstanding during the period. Unallocated ESOP shares are not considered outstanding for this calculation. Management Recognition Plan ("MRP") shares are considered outstanding as they become vested. Diluted EPS shows the dilutive effect of unearned MRP shares and the additional common shares issuable under stock options.

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

A reconciliation of the numerators and denominators used in the computation of the basic earnings per common share and diluted earnings per common share is presented below:

                                                      Three Months Ended                Nine Months Ended
                                                          March 31,                          March 31,
                                                 ----------------------------      ----------------------------
                                                    1999             1998             1999             1998
                                                 -----------      -----------      -----------      -----------
Basic Earnings Per Common Share
    Numerator
      Net income                                 $   178,937      $   332,458      $   413,824      $ 1,007,968
                                                 ===========      ===========      ===========      ===========
    Denominator
      Weighted average common shares
        outstanding                                1,755,987        1,785,375        1,788,751        1,785,375
      Less:  Average unallocated ESOP shares        (135,269)        (126,572)        (139,081)        (129,177)
      Less:  Average nonvested MRP shares            (49,035)            --            (51,891)            --
                                                 -----------      -----------      -----------      -----------
      Weighted average common shares
        outstanding for basis earnings per
        common share                               1,571,683        1,658,803        1,597,779        1,656,198
                                                 ===========      ===========      ===========      ===========

    Basic earnings per common share              $      0.11      $      0.20      $      0.26      $      0.61
                                                 ===========      ===========      ===========      ===========

Diluted Earnings Per Common Share
    Numerator
      Net income                                 $   178,937      $   332,453      $   413,824      $ 1,007,968
                                                 ===========      ===========      ===========      ===========
    Denominator
      Weighted average common shares
        outstanding for basic earnings per
        common share                               1,571,683        1,658,803        1,597,779        1,656,198
      Add:  Dilutive effects of average
        nonvested MRP shares                            --               --                233             --
      Add:  Dilutive effects of assumed
        exercises of stock options                      --               --              5,632             --
                                                 -----------      -----------      -----------      -----------
      Weighted average common shares
        and dilutive potential common
        shares outstanding                         1,571,683        1,658,803        1,603,644        1,656,198
                                                 ===========      ===========      ===========      ===========

    Diluted earnings per common share            $      0.11      $      0.20      $      0.26      $      0.61
                                                 ===========      ===========      ===========      ===========

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Unearned MRP shares and stock options granted did not have a dilutive effect on EPS for the three and nine months ended March 31, 1999 as the fair value of the MRP shares on the date of grant and the exercise price of outstanding options was greater than the average market price for the period. Unearned MRP shares and stock options did not have a dilutive effect on the weighted average shares outstanding for the three and nine months ended March 31, 1998 as neither MRP shares or stock options were granted until May 22, 1998.

Under a new accounting standard adopted on July 1, 1998, Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," comprehensive income is reported for all periods. Comprehensive income includes both net income and other comprehensive income. Other comprehensive income includes the change in unrealized gains and losses on securities available for sale that is also recognized as a separate component of equity.

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

SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," will also be effective in fiscal 1999. SFAS No. 132 amends the disclosure requirements of previous pension and other postretirement benefit accounting standards by requiring additional disclosures about such plans as well as eliminating some disclosures no longer considered useful. SFAS No. 132 also allows greater aggregation of disclosures for employers with multiple defined benefit plans. SFAS No. 132 is not expected to have a significant impact on the Corporation's financial statements.

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," will be effective in fiscal 2000. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

changes in fair value or cash flows. SFAS No. 133 does not allow hedging of a security which is classified as held to maturity, accordingly, upon adoption of SFAS No. 133, companies may reclassify any security from held to maturity to available for sale if they wish to be able to hedge the security in the future. Management does not expect the adoption SFAS No. 133 to have a significant impact on the Corporation's financial statements.

SFAS No. 134, "Accounting for Mortgage-backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise," was effective on January 1, 1999. SFAS No. 134 amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities" by changing the way companies involved in mortgage banking account for certain securities and other interests they retain after securitizing mortgage loans that were held for sale. SFAS No. 134 allows any retained mortgage-backed securities after a securitization of mortgage loans held for sale to be classified based on holding intent in accordance with SFAS No. 115 except in cases where the retained mortgage-backed security is committed to be sold before or during the securitization process in which case it must be classified as trading. Previously, under SFAS No. 65, all retained mortgage-backed securities were required to be classified as trading. SFAS No. 134 did not have a significant impact on the Corporation's financial statements.


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


NOTE 3 - SECURITIES

Securities were as follows:

                                                            Gross          Gross        Estimated
                                           Amortized     Unrealized     Unrealized        Fair
                                             Cost           Gains          Losses         Value
                                          ----------     ----------     ----------     -----------

March 31, 1999
Securities available for sale
  U.S. Government agencies                $3,999,801     $    3,163     $   (9,684)     $3,993,280
                                          ==========     ==========     ==========      ==========

June 30, 1998
Securities available for sale
  U.S. Government agencies                $3,998,936     $   21,459     $   (4,505)     $4,015,890
                                          ==========     ==========     ==========      ==========

Amortized cost and estimated fair values of securities at March 31, 1999, by contractual maturity, are shown below. Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                      Estimated
                                                        Amortized       Fair
                                                          Cost          Value
                                                       ----------     ----------

Securities available for sale
           Due in one year or less                     $  999,957     $1,000,780
           Due after one year through five years        2,999,844      2,992,500
                                                       ----------     ----------

                                                       $3,999,801     $3,993,280
                                                       ==========     ==========

No securities were sold during the three or nine month periods ended March 31, 1999 and 1998. No securities were pledged as collateral at March 31, 1999 or June 30, 1998.

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 4 - LOANS RECEIVABLE

Loans receivable are summarized as follows:

                                                 March 31,            June 30,
                                                   1999                 1998
                                             -------------        -------------
Mortgage loans:
     1-4 family residential                  $  82,568,887        $  79,690,787
     Multi-family residential                    1,277,717              654,871
     Commercial real estate                      9,040,324            6,608,207
     Real estate construction and
       development                               5,751,784            6,776,389
     Land                                          650,497              867,755
         Total mortgage loans                   99,289,209           94,598,009
Consumer and other loans                         3,394,019            2,154,474
                                             -------------        -------------
         Total loans receivable                102,683,228           96,752,483
Less:
     Allowance for loan losses                    (464,062)            (425,642)
     Loans in process                           (2,096,926)          (2,078,937)
     Deferred loan fees                           (212,395)            (195,373)
                                             -------------        -------------

                                             $  99,909,845        $  94,052,531
                                             =============        =============

Activity in the allowance for loan losses is summarized as follows:

                                       Three Months Ended           Nine Months Ended
                                            March 31,                    March 31,
                                   ------------------------      ------------------------
                                      1999           1998           1999          1998
                                   ---------      ---------      ---------      ---------
Balance at beginning of period     $ 456,502      $ 418,075      $ 425,642      $ 397,159
Provision for losses                 (12,001)        (9,383)        40,918         26,377
Charge-offs                             --             --          (22,621)       (15,036)
Recoveries                            19,561          1,856         20,123          2,048
                                   ---------      ---------      ---------      ---------

Balance at end of period           $ 464,062      $ 410,548      $ 464,062      $ 410,548
                                   =========      =========      =========      =========

As of and for the three and nine months ended March 31, 1999 and 1998, loans considered impaired within the scope of SFAS No. 114 were not material.

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 5 - OTHER BORROWINGS

At March 31, 1999 and June 30, 1998, the Association had a cash management line of credit enabling it to borrow up to $5,360,000 and $5,100,000 from the Federal Home Loan Bank (FHLB) of Cincinnati. The line of credit must be renewed on an annual basis. There were no borrowings outstanding at March 31, 1999 or June 30, 1998. As a member of the Federal Home Loan Bank system, the Association has the ability to obtain additional borrowings up to a maximum total of approximately $17,844,000, including the line of credit. The Association had one fixed-rate borrowing, with an interest rate of 6.13%, totaling $7,000,000 at March 31, 1999 and June 30, 1998. The original term of the borrowing was 120 months with interest due monthly and principal due upon maturity on June 25, 2008. Advances under the borrowing agreements are collateralized by a blanket pledge of the Association's residential mortgage loan portfolio and its FHLB stock.

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

As of March 31, 1999 and June 30, 1998, the Corporation had commitments to make fixed-rate commercial and residential real estate mortgage loans at current market rates totaling $863,000 and $621,000, and variable-rate commercial and residential real estate mortgage loans at current market rates totaling $1,146,000 and $687,000. Loan commitments are generally for 30 days. The

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

interest rates on fixed-rate commitments ranged from 7.00% to 8.00% at March 31, 1999 and 7.50% to 8.25% at June 30, 1998. The interest rates on variable-rate commitments ranged from 6.75% to 7.75% at March 31, 1999 and 7.25% to 8.00% at June 30, 1998. The Corporation also had unused lines of credit totaling $1,723,000 and $548,000 at March 31, 1999 and June 30, 1998.

At March 31, 1999 and June 30, 1998, compensating balances of $464,000 and $299,000 were required as deposits with various correspondent banks. These balances do not earn interest.


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

During fiscal 1998, the Corporation declared and paid a $4.00 per share distribution of which $3.99 was a tax free return of capital distribution. The ESOP received approximately $539,000 on 134,262 unallocated shares from the return of capital distribution. The ESOP used the proceeds to purchase 26,000 additional shares. The additional shares are held in suspense and allocated to participants in a manner similar to the shares originally in the ESOP.

Shares pledged as collateral are reported as unearned ESOP shares in the Consolidated Balance Sheets. As shares are released from collateral, the Corporation reports compensation expense equal to the current market price of the shares and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest. ESOP compensation expense was $57,246 and $197,725 for the three and nine months ended March 31, 1999. ESOP compensation expense was $53,850 and $138,276 for the three and nine months ended March 31, 1998.

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 7 - EMPLOYEE STOCK OWNERSHIP PLAN (Continued)


The ESOP shares as of March 31, 1999 and June 30, 1998 were as follows:

                                                        March 31,       June 30,
                                                          1999            1998
                                                       ----------     ----------
Allocated shares                                           24,031         24,031
Shares committed to be released for allocation             11,436           --
Unreleased shares                                         133,363        144,799
                                                       ----------     ----------
    Total ESOP shares                                     168,830        168,830
                                                       ==========     ==========

Fair value of unreleased shares                        $1,700,378     $2,588,282
                                                       ==========     ==========

NOTE 8 - STOCK OPTION AND INCENTIVE PLAN

The Stock Option and Incentive Plan was approved by the shareholders of the Corporation on May 22, 1998. Through March 31, 1999, the Board of Directors have granted options to purchase 141,824 shares of common stock at an exercise price ranging from $16.01 to $18.75 to certain employees, officers and directors of the Association and Corporation. Options granted prior to June 10, 1998 were reduced by the $3.99 return of capital distribution. One-fifth of the options awarded become first exercisable on each of the first five anniversaries of the date of grant. The option period expires 10 years from the date of grant. No options were exercisable at March 31, 1999 or June 30, 1998. In addition, 36,714 options to purchase common stock are reserved for future grants.

NOTE 9 - MANAGEMENT RECOGNITION PLAN

A Management Recognition Plan ("MRP") was adopted by the Board of Directors and approved by the shareholders of the Corporation on May 22, 1998 to purchase 71,415 common shares, which is equal to 4% of the common shares sold in connection with the conversion. The MRP will be used as a means of providing directors and certain key employees of the Association and Corporation with an ownership interest in the Corporation in a manner designed to compensate such directors and key employees for services to the Association and Corporation.

In conjunction with the adoption of the MRP on May 22, 1998, the Board of Directors awarded 57,128 shares to certain directors, officers and employees of the Association and Corporation. No shares had been previously awarded. One-fifth of such shares will be earned and nonforfeitable on each of the first five anniversaries of the date of the award. In the event of the death or disability of a participant, however, the participant's shares will be deemed to be earned and nonforfeitable upon such date. At March 31, 1999 and June 30, 1998, there were 14,287 shares reserved for future awards. Compensation expense related to MRP shares is based upon the cost of the shares. For the three and nine months ended March 31, 1999, the Corporation has compensation expense totaling $18,910 and $138,910 based upon the cost of the number of shares earned during the period. No compensation expense was recognized during the three and nine months ended March 31, 1998.

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


Item 2.  Management's Discussion and Analysis

Introduction

In the following pages, management presents an analysis of the financial condition of Peoples-Sidney Financial Corporation (the "Corporation") as of March 31, 1999, compared to June 30, 1998, and results of operations for the three and nine months ended March 31, 1999, compared with the same periods in 1998. This discussion is designed to provide a more comprehensive review of operating results and financial position than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the interim financial statements and related footnotes included herein.

When used in this discussion or future filings by the Corporation with the Securities and Exchange Commission, or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "believe" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Corporation wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions, changes in levels of market interest rates, credit risks of lending activities and competitive and regulatory factors, could affect the Corporation's financial performance and could cause the Corporation's actual results for future periods to differ materially from those anticipated or projected.

The Corporation is not aware of any trends, events or uncertainties that will have or are reasonably likely to have a material effect on its liquidity, capital resources or operations except as discussed herein. The Corporation is not aware of any current recommendations by regulatory authorities that would have such effect if implemented.

The Corporation does not undertake, and specifically disclaims, any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect occurrence of anticipated or unanticipated events or circumstances after the date of such statements.


Financial Condition

Total assets at March 31, 1999 were $109.4 million compared to $105.9 million at June 30, 1998, an increase of $3.5 million, or 3.3%. The increase in total assets was due to increases in loans and premises and equipment funded by a decrease in overnight deposits and interest-bearing deposits in other financial institutions and proceeds from increased deposits.

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Loans receivable increased $5.8 million from $94.1 million at June 30, 1998 to $99.9 million at March 31, 1999. The increase was primarily in commercial real estate loans which increased $2.4 million, one- to four-family residential loans which increased $2.9 million and multi-family residential loans which increased $600,000. These increases were partially offset by a $1.0 million decrease in real estate construction and development loans. Changes in other types of mortgage loans were not significant. The overall increase in total mortgage loans is reflective of a strong local economy coupled with attractive loan rates and products compared to local competition. Expansion into new market areas through the Association's two new Branch banking facilities also contributed to the growth.

The Corporation's consumer and other loan portfolio increased $1.2 million between June 30, 1998 and March 31, 1999. Despite the increase, consumer and other loans remain a small portion of the entire loan portfolio and represented only 3.3% and 2.2% of gross loans at March 31, 1999 and June 30, 1998.

Premises and equipment increased $1.0 million from $1.0 million at June 30, 1998 to $2.0 million at March 31, 1999. The increase resulted because the Corporation constructed a new, full-service branch banking office in Anna, Ohio. The
Corporation also purchased equipment and made leasehold improvements in connection with the opening of a new, leased branch banking office in Jackson Center, Ohio.

Total deposits increased $4.6 million from $79.1 million at June 30, 1998 to $83.7 million at March 31, 1999. The Corporation experienced increases in all types of deposits, however, the majority of the growth was in negotiable order of withdraw ("NOW") and money market demand deposit accounts, which increased $1.7 million, and certificates of deposit, which increased $2.0 million. The growth is the result of regular interest rate promotions as well as special promotions offered in connection with the opening of new branch locations in Anna and Jackson Center, Ohio.

Borrowed funds were $7.0 million at March 31, 1999 and June 30, 1998. The advance carries a fixed interest rate and can be prepaid at any time without penalty. Additional advances may be obtained from the FHLB to fund future loan growth and liquidity as needed.


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

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

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

Net Income. The Corporation earned net income of $179,000 and $414,000 for the three and nine months ended March 31, 1999 compared to $332,000 and $1,008,000 for the three and nine months ended March 31, 1998. The decrease in net income was primarily due to a decrease in net interest income combined with an increase in noninterest expense.

Net Interest Income. Net interest income totaled $936,000 and $2,788,000 for the three and nine months ended March 31, 1999 compared to $1,039,000 and $3,075,000 for the three and nine months ended March 31, 1998. The decreases were the result of additional interest paid on borrowed funds.

Interest and fees on loans increased $35,000 and $134,000, or 1.9% and 2.4% from $1,882,000 and $5,585,000 for the three and nine months ended March 31, 1998 to $1,917,000 and $5,719,000 for the three and nine months ended March 31, 1999. The increase in interest income was due to higher average loans receivable, related primarily to the origination of new commercial real estate and one- to four-family residential loans.

Interest earned on interest-bearing demand and overnight deposits decreased $41,000 and $138,000 for the three and nine months ended March 31, 1999 as compared to the same periods in the prior year. The decrease was the result of lower average balances coupled with a decrease in the average yield earned on such investments.

Interest paid on deposits decreased $28,000 and $65,000 for the three and nine months ended March 31, 1999 compared to the three and nine months ended March 31, 1998. There was little change in the interest paid on deposits as the mix of the deposit portfolio remained fairly stable. The effect of an increase in the average balance of deposits was offset by a decrease in the average cost. The average cost of deposits decreased from 5.09% for the nine months ended March 31, 1998 to 4.84% for the nine months ended March 31, 1999.

Interest paid on borrowed funds totaled $114,000 and $335,000 for the three and nine months ended March 31, 1999. There were no borrowings during the three or nine months ended March 31, 1998. The Corporation borrowed $7.0 million under a ten year, fixed-rate, interest only advance from the FHLB at the end of fiscal 1998 to fund a $4.00 per share distribution of capital totaling $7.1 million. The Corporation paid the distribution of capital on June 26, 1998 as a means to reduce the excess capital provided from the stock conversion.

Provision for Loan Losses. The Corporation maintains an allowance for loan losses in an amount that, in management's judgment, is adequate to absorb probable losses inherent in the loan portfolio. While management uses its best judgment and information available, the ultimate adequacy of the allowance is dependent on a variety of factors, including performance of the Corporation's

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

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

The provision for loan losses for the three and nine months ended March 31, 1999 totaled $(12,000) and $41,000 compared to $(9,000) and $26,000 for the three and nine months ended March 31, 1998. Charge-offs experienced by the Corporation have primarily related to consumer and other non-real estate loans. As indicated previously, such loans make up an insignificant portion of the Corporation's total loan portfolio. The Corporation's low historical charge-off history is the product of a variety of factors, including the Corporation's underwriting guidelines, which generally require a loan-to-value or projected completed value ratio of 90% for purchase or construction of one- to four-family residential properties and 75% for commercial real estate and land loans, established income information and defined ratios of debt to income. Notwithstanding the historical charge-off history, as well as a low volume of nonperforming loans, management believes it is prudent to continue to increase the allowance for loan losses as total loans increase. The loan growth experienced by the Corporation from June 30, 1998 to March 31, 1999 was concentrated in the commercial real estate and one- to four-family residential loan area. Since commercial real estate loan types inherently carry more risk than one- to four-family real estate loans, management believes it is prudent to provide for potential losses, even considering the stability in the level of nonperforming loans. However, a negative provision was recorded for the three months ended March 31, 1999 as the Association received a recovery of $16,000 on a loan charged-off in prior years. Management anticipates it will continue its provisions to the allowance for loan losses as loan growth continues. The allowance for loan losses totaled $464,000, or .45% of gross loans receivable, at March 31, 1999 compared to $426,000, or
 .44% of gross loans receivable, at June 30, 1998.

Noninterest income. Noninterest income includes service fees and other miscellaneous income and totaled $18,000 and $53,000 for the three and nine months ended March 31, 1999 and $15,000 and $46,000 for the three and nine months ended March 31, 1998.

Noninterest expense. Noninterest expense totaled $687,000 and $2,152,000 for the three and nine months ended March 31, 1999 compared to $548,000 and $1,530,000 for three and nine months ended March 31, 1998, an increase of $139,000 and $622,000, or 25.3% and 40.7%. The increases were the result of increases in compensation and benefits, occupancy and equipment, state franchise taxes and other expenses.

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Compensation and benefits expense increased $80,000 and $400,000, or 31.0% and 55.2%, for the three and nine months ended March 31, 1999 compared to the same periods in 1998. The increases are the result of normal, annual merit increases, the addition of new employees and the added expense of employee benefit plans. The expense related to the ESOP increased due to an increase in the number of ESOP shares expected to be allocated to participants in 1999. Compensation expense related to the ESOP was $57,000 and $198,000 for the three and nine months ended March 31, 1999 compared to $54,000 and $138,000 for the three and nine months ended March 31, 1998. The Corporation also implemented a Management Recognition Plan ("MRP") in May 1998 for which the expense totaled $19,000 and $139,000 for the three and nine months ended March 31, 1999. Occupancy and equipment expense increased $45,000 and $84,000 due to the added costs of opening two new branch offices during the nine months ended March 31, 1999. State franchise taxes increased $77,000 for the nine months ended March 31, 1999, due to higher capital levels at the Association and earnings at the Corporation. The third and fourth quarters of fiscal 1998 were the first periods impacted by the capital raised in the conversion. The increase in other expense was attributable to various miscellaneous items.

Income Tax Expense. The volatility of income tax expense is primarily attributable to the change in income before income taxes. Income tax expense totaled $101,000 and $234,000 for the three and nine months ended March 31, 1999 compared to $184,000 and $557,000 for the three and nine months ended March 31, 1998, representing decreases of $83,000 and $323,000, or 45.1% and 58.0%. The effective tax rate was 36.0% and 36.1% for the three and nine months ended March 31, 1999, and 35.6% for the three and nine months ended March 31, 1998.

Liquidity and Capital Resources

The Corporation's liquidity, primarily represented by cash and cash equivalents, is a result of operating, investing and financing activities. These activities are summarized below for the nine months ended March 31, 1999 and 1998.

                                                               Nine Months
                                                              Ended March 31,
                                                          ----------------------
                                                            1999            1998
                                                          (Dollars in thousands)
Net income                                                 $   414      $ 1,008
Adjustments to reconcile net income to net cash from
  operating activities                                         441           (4)
                                                           -------      -------
Net cash from operating activities                             855        1,004
Net cash from investing activities                          (7,046)      (1,480)
Net cash from financing activities                           2,725        1,254
                                                           -------      -------
Net change in cash and cash equivalents                     (3,466)         778
Cash and cash equivalents at beginning of period             4,947        2,796
                                                           -------      -------
Cash and cash equivalents at end of period                 $ 1,481      $ 3,574
                                                           =======      =======

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

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

OTS regulations presently require the Association to maintain an average daily balance of investments in United States Treasury, federal agency obligations and other investments in an amount equal to 4% of the sum of the Association's average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement, which may be changed from time to time by the OTS to reflect changing economic conditions, is intended to provide a source of relatively liquid funds on which the Association may rely, if necessary, to fund deposit withdrawals or other short-term funding needs. At March 31, 1999, the Association's regulatory liquidity was 8.2%. At such date, the Corporation had commitments to originate fixed-rate commercial and residential real estate loans totaling $863,000 and variable-rate commercial and residential real estate mortgage loans totaling $1,146,000. Loan commitments are generally for 30 days. The Corporation considers its liquidity and capital reserves sufficient to meet its outstanding short and long term needs. See Note 6 of the Notes to Consolidated Financial Statements.

The Association is required by regulations to meet certain minimum capital requirements, which must be generally as stringent as the requirements established for commercial banks. Failure to meet minimum capital requirements can initiate certain mandatory actions that, if undertaken, could have a direct material affect on the Association's financial statements. Current capital requirements call for tangible capital of 1.5% of adjusted total assets, core capital (which, for the Association, consists solely of tangible capital) of 3.0% of adjusted total assets and risk-based capital (which, for the Association, consists of core capital and general valuation allowances) of 8.0% of risk-weighted assets (assets are weighted at percentage levels ranging from 0% to 100% depending on their relative risk). The following table indicates that the requirement for core capital is 4.0% because that is the level that the OTS prompt corrective action regulations require to be considered adequately capitalized. At March 31, 1999, and June 30, 1998, the Association complies with all regulatory capital requirements. Based on the Association's computed regulatory capital ratios, the Association is considered well capitalized under the applicable requirements at March 31, 1999 and June 30, 1998. Management is not aware of any matter after the latest regulatory exam that would cause the Association's capital category to change.

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

At March 31, 1999 and June 30, 1998, the Association's actual capital levels and minimum required levels were:


                                                                   Minimum                      Minimum
                                                               Required To Be               Required To Be
                                                           Adequately Capitalized          Well Capitalized
                                                           Under Prompt Corrective      Under Prompt Corrective
                                         Actual              Action Regulations           Action Regulations
                                  --------------------      --------------------         ---------------------
                                  Amount         Ratio      Amount         Ratio         Amount          Ratio
                                  ------         -----      ------         -----         ------          -----
                                                             (Dollars in Thousands)
March 31, 1999
Total capital (to risk
  weighted assets)             $  16,406         22.2%    $  5,902          8.0%     $    7,377          10.0%
Tier 1 (core) capital (to
  risk-weighted assets)           15,947         21.6        2,951          4.0           4,426           6.0
Tier 1 (core) capital (to
  adjusted total assets)          15,947         14.6        4,380          4.0           5,475           5.0
Tangible capital (to
  adjusted total assets)          15,947         14.6        1,642          1.5             N/A

June 30, 1998
Total capital (to risk
  weighted assets)             $  18,743         27.6%    $  5,426          8.0%     $    6,783          10.0%
Tier 1 (core) capital (to
  risk-weighted assets)           18,330         27.0        2,713          4.0           4,070           6.0
Tier 1 (core) capital (to
  adjusted total assets)          18,330         17.3        4,240          4.0           5,300           5.0
Tangible capital (to
  adjusted total assets)          18,330         17.3        1,590          1.5             N/A

In May 1998, the Board of Directors of the Corporation authorized the purchase of up to 5% of the Corporation's outstanding common shares over a twelve month period to commence on July 1, 1998. The shares will be purchased in the over-the-counter market. The number of shares to be purchased and the price to be paid will depend on the availability of shares, the prevailing market prices and any other considerations which may, in the opinion of the Corporation's Board of Directors or management, affect the advisability of purchasing shares. The 5% repurchase was completed on January 22, 1999.

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Year 2000 Issue

The Corporation's lending and deposit activities are almost entirely dependent upon computer systems which process and record transactions, although the Corporation can effectively operate with manual systems for brief periods when its electronic systems malfunction or cannot be accessed. The Corporation uses the services of a nationally-recognized data processing service bureau that specializes in data processing for financial institutions. In addition to its basic operating activities, the Corporation's facilities and infrastructure, such as security systems and communications equipment, are dependent, to varying degrees, upon computer systems.

The Corporation is aware of the potential Year 2000 related problems that may affect the computers that control or operate Corporation's operating systems, facilities and infrastructure. In 1997, the Corporation began a process of identifying any Year 2000 related problems that may be experienced by its computer-operated or computer-dependent systems. The Corporation has examined its computer hardware and software and determined it will cost approximately $13,000 to make such systems Year 2000 compliant. The Corporation has contacted the companies that supply or service the Corporation's computer-operated or computer-dependent systems to obtain confirmation that each system that is material to the operations of the Corporation is either currently Year 2000 compliant or is expected to be Year 2000 compliant. With respect to systems that cannot presently be confirmed as Year 2000 compliant, the Corporation will continue to work with the appropriate supplier or servicer to ensure all such systems will be rendered compliant in a timely manner, with minimal expense to the Corporation or disruption of the Corporation's operations. All of the identified computer systems affected by the Year 2000 issue are currently in the renovation, validation or implementation phase of the process of becoming Year 2000 compliant. The Corporation has identified various companies whose services are deemed critical to the mission of the Corporation and received assurances that such companies will be Year 2000 compliant. As a contingency plan, however, the Corporation has determined that if such service providers were to have their systems fail, the Corporation would implement manual systems until such systems could be re-established. The Corporation does not anticipate that such short term manual systems would have a material adverse effect on the Corporation's operations. The expense of any change in suppliers or servicers is not expected to be material to the Corporation. At this time, however, the expense that may be incurred by the Corporation in connection with Year 2000 issues cannot be determined.

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

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                           PART II - OTHER INFORMATION

--------------------------------------------------------------------------------


Item 1.    Legal Proceedings
           None.

Item 2.    Changes in Securities and Use of Proceeds
           None.

Item 3.    Defaults Upon Senior Securities
           Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders
           There were no matters brought to a vote of security holders during the quarter ended March 31, 1999.

Item 5.    Other Information
           None.

Item 6.    Exhibits and Reports on Form 8-K
           (a)   Exhibit No. 27:  Financial Data Schedule
           (b) Form 8-K was filed on February 2, 1999. Under Item 5, Other Events, the Corporation reported the issuance of a press release to announce the completion of its repurchase of 5% of its common stock.

                                   SIGNATURES

--------------------------------------------------------------------------------


Pursuant to the requirement of the Securities Exchange Act of 1934, the small business issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:      May 11, 1999                            /s/ Douglas Stewart
                                                   -------------------
                                                   Douglas Stewart
                                                   President





Date:      May 11, 1999                            /s/ Debra Geuy
                                                   --------------
                                                   Debra Geuy
                                                   Chief Financial Officer

                                INDEX TO EXHIBITS


             EXHIBIT
             NUMBER                              DESCRIPTION
             ------                              -----------


                27                          Financial Data Schedule