Form 10KSB
period 1999-06-30
PEOPLES SIDNEY FINANCIAL CORP
filed 1999-09-27
CIK 1031340

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED

                                  June 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                   to


                         Commission File Number 0-22223

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                 (Name of small business issuer in its charter)

           Delaware                                             31-1499862
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                              Identification No.)


    101 E. Court Street, Sidney, Ohio                             45365
-----------------------------------------                       ---------
 (Address of principal executive offices)                       (Zip Code)

Issuer's telephone number, including area code:               (937) 492-6129
                                                              --------------

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      None

           Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, par value $0.01 per share
                                (Title of class)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State the issuer's revenues for its most recent fiscal year: $8,193,417

         The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on the NASDAQ System on August 30, 1999, was $14.85 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

         As of August 30, 1999, there were issued and outstanding 1,664,622 shares of the Registrant's Common Stock


                       DOCUMENTS INCORPORATED BY REFERENCE

         Parts II and IV of Form 10-KSB - Portions of the Annual Report to Stockholders for the fiscal year ended June 30, 1999.

         Part III of Form 10-KSB - Portions of Proxy Statement for 1999 Annual Meeting of Stockholders.

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

         The Association is primarily engaged in the business of attracting savings deposits from the general public and investing such funds in permanent mortgage loans secured by one- to four-family residential real estate located primarily in Shelby County, Ohio, and the contiguous counties of Logan, Auglaize, Miami, Darke and Champaign. The Association conducts business from its main office in Sidney, Ohio and its full-service branches in Anna and Jackson Center, Ohio. The Association also originates loans for the construction of one- to four-family real estate, loans secured by multi-family real estate (over four units) and nonresidential real estate, and consumer loans and invests in U.S. government obligations, mortgage-backed and related securities, interest bearing deposits in other financial institutions and other investments permitted by applicable law.

         The Association's operations are regulated by the Office of Thrift Supervision (the "OTS"). The Association is a member of the Federal Home Loan Bank System ("FHLB System") and a stockholder of the Federal Home Loan Bank ("FHLB") of Cincinnati. The Association is also a member of the Savings Association Insurance Fund ("SAIF") and its deposit accounts are insured up to applicable limits by the Federal Deposit Insurance Corporation ("FDIC"). Accordingly, the Association is also subject to regulation and oversight by the FDIC.

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

                                                                                  June 30,
                                               ---------------------------------------------------------------------------------
                                                         1999                        1998                       1997
                                               -------------------------    ------------------------   ------------------------
                                                 Amount         Percent     Amount           Percent   Amount           Percent
                                                 ------         -------     ------           -------   ------           -------
                                                                            (Dollars in Thousands)
Real Estate Loans:
 One- to four-family......................     $  84,166          79.51%    $79,691           82.37%   $75,808           82.24%
 Construction and development.............         5,930           5.60       6,776            7.00      6,551            7.10
 Commercial...............................         9,408           8.89       6,608            6.83      5,843            6.34
 Multi-family.............................         1,359           1.28         655            0.68        219            0.24
 Land.....................................           867           0.82         868            0.90      1,447            1.57
                                               ---------        -------      ------          ------    -------          ------
     Total real estate loans..............       101,730          96.10      94,598           97.78     89,868           97.49
                                               ---------        -------      ------          ------    -------          ------

Other Loans:
 Consumer Loans:
  Automobile..............................         1,744           1.65       1,124            1.16      1,215            1.32
  Deposit account.........................           223           0.21         257            0.27        351            0.38
  Other...................................           771           0.73         672            0.69        719            0.78
                                               ---------        -------      ------          ------    -------          ------
     Total consumer loans.................         2,738           2.59       2,053            2.12      2,285            2.48
                                               ---------        -------      ------          ------    -------          ------

 Commercial business loans................         1,393           1.31         101            0.10         29            0.03
                                               ---------        -------      ------          ------    -------          ------

     Total loans..........................       105,861         100.00%     96,752          100.00%    92,182          100.00%
                                               ---------        -------      ------          ------    -------          ------

Less:
 Loans in process.........................       (2,311)                    (2,079)                    (2,703)
 Deferred loan fees.......................         (218)                      (195)                      (158)
 Allowance for loan losses................         (529)                      (426)                      (397)
                                                --------                    -------                    ------
 Total loans receivable, net..............      $102,803                    $94,052                    $88,924
                                                ========                    =======                    =======

                                                                    June 30,
                                               ---------------------------------------------------
                                                        1996                         1995
                                               ------------------------    -----------------------
                                                Amount         Percent      Amount         Percent
                                                ------         -------      ------         -------
Real Estate Loans:
 One- to four-family......................      $65,448          79.60%    $59,181           78.95%
 Construction and development.............        7,091           8.63       6,639            8.86
 Commercial...............................        5,302           6.45       5,750            7.67
 Multi-family.............................          485           0.59         335            0.45
 Land.....................................        1,342           1.63         909            1.21
                                                -------         ------     -------           ------
     Total real estate loans..............       79,668          96.90      72,814           97.14
                                                -------         ------     -------           ------

Other Loans:
 Consumer Loans:
  Automobile..............................        1,274           1.55       1,042            1.39
  Deposit account.........................          167           0.20         262            0.35
  Other...................................        1,027           1.25         821            1.09
                                                -------         ------     -------           ------
     Total consumer loans.................        2,468           3.00       2,125            2.83
                                                -------         ------     -------           ------

 Commercial business loans................           81           0.10          22            0.03
                                                -------         ------     -------           ------

     Total loans..........................       82,217         100.00%     74,961          100.00%
                                                -------         ------     -------           ------

Less:
 Loans in process.........................      (3,508)                    (2,579)
 Deferred loan fees.......................        (169)                      (198)
 Allowance for loan losses................        (307)                      (251)
                                                ------                  ----------
 Total loans receivable, net..............      $78,233                    $71,933
                                                =======                    =======

                                       -4-

         The following table shows the composition of the Association's loan portfolios by fixed- and adjustable-rate at the dates indicated.

                                                                                  June 30,
                                               ---------------------------------------------------------------------------------
                                                         1999                        1998                       1997
                                               -------------------------    ------------------------   ------------------------
                                                 Amount         Percent     Amount           Percent   Amount           Percent
                                                 ------         -------     ------           -------   ------           -------
                                                                            (Dollars in Thousands)
Fixed-Rate Loans:
 Real estate:
  One- to four-family...........               $  31,611           29.86%    $24,628           25.46%    $21,836         23.69%
  Construction and development.......              2,512            2.37       1,643            1.70         949          1.03
  Commercial.........................                600            0.57         386            0.40         259          0.28
  Multi-family.......................                ---             ---         ---             ---         ---           ---
  Land...............................                 20            0.02          80            0.08         184          0.20
                                               ---------          ------     -------          ------     -------        ------
     Total real estate loans.........             34,743           32.82      26,737           27.64      23,228         25.20
 Consumer loans......................              2,738            2.59       2,053            2.12       2,285          2.48
 Commercial business loans...........                641            0.60         101            0.10          29           .03
                                               ---------          ------     -------          ------     -------        ------
     Total fixed-rate loans..........             38,122           36.01      28,891           29.86      25,542         27.71

Adjustable-Rate Loans:
 Real estate:
  One- to four-family................             52,555           49.65      55,063           56.91       53,972        58.55
  Construction and development.......              3,418            3.23       5,133            5.30        5,602         6.07
  Commercial.........................              8,808            8.32       6,222            6.43        5,584         6.06
  Multi-family.......................              1,359            1.28         655            0.68          219         0.24
  Land...............................                847            0.80         788            0.82        1,263         1.37
                                               ---------          ------     -------           ------     -------        ------
     Total real estate loans.........             66,987           63.28      67,861           70.14       66,640        72.29
Consumer Loans.......................                ---           ---           ---           ---            ---        ---
Commercial Business Loans............                752            0.71         ---           ---            ---        ---
                                               ---------          ------     -------           ------     -------        ------
     Total adjustable-rate loans.....             67,739           63.99      67,861           70.14       66,640        72.29
                                               ---------          ------     -------           ------     -------        ------
     Total loans.....................            105,861          100.00%     96,752          100.00%      92,182       100.00%
                                                                  ======                      ======                    ======

Less:
 Loans in process....................             (2,311)                    (2,079)                      (2,703)
 Deferred loan fees..................               (218)                      (195)                        (158)
 Allowance for loan losses...........               (529)                      (426)                        (397)
                                                --------                     ------                       -------
    Total loans receivable, net......           $102,803                     $94,052                      $88,924
                                                ========                     =======                      =======

                                                                    June 30,
                                               ---------------------------------------------------
                                                        1996                         1995
                                               ------------------------     -----------------------
                                                Amount         Percent       Amount         Percent
                                                ------         -------       ------         -------
Fixed-Rate Loans:
 Real estate:
  One- to four-family................            $17,166            20.88%   $12,254            16.35%
  Construction and development.......                775             0.94        526             0.70
  Commercial.........................                179             0.22        313             0.42
  Multi-family.......................                ---              ---        ---           ---
  Land...............................                 20             0.02          5             0.01
                                                 -------           ------    -------           ------
     Total real estate loans.........             18,140            22.06     13,098            17.48
 Consumer loans......................              2,468             3.00      2,125             2.83
 Commercial business loans...........                 81             0.10         22             0.03
                                                 -------           ------    -------           ------
     Total fixed-rate loans..........             20,689            25.16     15,245            20.34

Adjustable-Rate Loans:
 Real estate:
  One- to four-family................             48,282           58.73      46,927           62.60
  Construction and development.......              6,316            7.68       6,113            8.15
  Commercial.........................              5,123            6.23       5,437            7.25
  Multi-family.......................                485            0.59         335            0.45
  Land...............................              1,322            1.61         904            1.21
                                                 -------           ------    -------           ------
     Total real estate loans.........             61,528           74.84      59,716           79.66
Consumer Loans.......................                ---           ---           ---             ---
Commercial Business Loans............                ---           ---           ---             ---
                                                 -------           ------    -------          ------
     Total adjustable-rate loans.....             61,528           74.84      59,716           79.66
                                                 -------           ------    -------          ------
     Total loans.....................             82,217          100.00%     74,961          100.00%
                                                                  ======                      ======

Less:
 Loans in process....................             (3,508)                     (2,579)
 Deferred loan fees..................               (169)                       (198)
 Allowance for loan losses...........               (307)                       (251)
                                                  ------                   ---------
    Total loans receivable, net......             $78,233                     $71,933
                                                  =======                     =======

                                       -5-

         The following schedule presents the contractual maturities of the Association's loan portfolio at June 30, 1999. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                                        Real Estate
                                 -------------------------------------------------------------
                                   One- to Four-Family and               Multi-family,
                                 Construction and Development         Commercial and Land                  Consumer
                                 ----------------------------    -----------------------------     ----------------------------
                                                    Weighted                         Weighted                          Weighted
                                                    Average                          Average                           Average
                                     Amount          Rate           Amount            Rate          Amount              Rate
                                     ------          ----           ------            ----          ------              ----
                                                                    (Dollars in Thousands)

1 year or less(1)..........        $      52            8.64%    $      ---             ---%        $   456              8.40%
Over 1 year - 3 years......            1,009            8.04             43            7.59             819              9.41
Over 3 years - 5 years.....              677            7.89            204            7.77           1,247              8.91
Over 5 years -
 10 years..................            5,197            7.89          2,063            7.73             146              6.18
Over 10 years -
 20 years..................           37,123            7.52          5,742            7.37              70              8.50
Over 20 years..............           46,038            7.48          3,582            7.70             ---               ---
                                    --------            ----      ---------         -------       ---------             -----
    Total..................          $90,096           7.53%        $11,634           7.55%          $2,738              8.82%
                                     =======           ====         =======        =======           ======              ====


                                      Commercial Business               Total
                                   -----------------------   --------------------------
                                                  Weighted                     Weighted
                                                  Average                      Average
                                    Amount         Rate       Amount            Rate
                                    ------         ----       ------            ----
1 year or less(1)..........        $    59         9.33%      $      567       8.52%
Over 1 year - 3 years......            444         9.01            2,315       8.70
Over 3 years - 5 years.....            743         8.93            2,871       8.59
Over 5 years -
 10 years..................            147         8.75            7,553       7.83
Over 10 years -
 20 years..................            ---          ---           42,935       7.50
Over 20 years..............            ---          ---           49,620       7.49
                                    ------        -----         --------      -----
    Total..................         $1,393         8.95%        $105,861       7.58%
                                    ======        =====         ========      =====

         (1) Includes demand loans, loans having no stated maturity and overdraft loans.


      The total amount of loans due after June 30, 2000 which have predetermined interest rates is $37,596, while the total amount of loans due after such dates which have floating or adjustable interest rates is $67,698.

         Under federal law, the aggregate amount of loans that the Association is permitted to make to any one borrower is generally limited to 15% of unimpaired capital and surplus (25% if the security for such loan has a "readily ascertainable" value or 30% for certain residential development loans). At June 30, 1999, based on the above limitation, the Association's regulatory loan-to-one borrower limit was approximately $1.97 million. On the same date, the Association had no borrowers with outstanding balances in excess of this amount. As of June 30, 1999, the largest dollar amount of indebtedness to one borrower or group of related borrowers was $1,045,000, secured by multiple one- to four-family real estate properties. The next largest loan to one borrower or group of related borrowers had an outstanding balance of $833,000 at June 30, 1999 and is also secured by multiple one-to four-family real estate properties. As of June 30, 1999, such loans were performing in accordance with their terms.

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

One- to Four-Family Residential Real Estate Lending

         The cornerstone of the Association's lending program has long been the origination of long-term permanent loans secured by mortgages on owner-occupied one- to four-family residences. At June 30, 1999, $84.2 million, or 79.5% of the Association's loan portfolio, consisted of permanent loans on one- to four-family residences. At that date, the average outstanding residential loan balance was $57,000 and the largest outstanding residential loan had a principal balance of $320,000. Virtually all of the residential loans originated by Peoples Federal are secured by properties located in the Association's market area.

         Peoples Federal originates fixed-rate residential loans in amounts and at rates which are monitored for compliance with the Association's asset/liability management policy. Currently, the Association originates fixed-rate loans with maturities of up to 20 years for retention in its own portfolio. Limiting the contractual term to 20 years, as opposed to the more traditional 30 year period, allows for accelerated principal repayment and equity build up for the borrower. Currently, all such loans are made on owner-occupied properties. All fixed-rate loans originated by the Association are retained and serviced by it. At June 30, 1999, the Association had $31.6 million of fixed-rate permanent one-to four-family residential loans, constituting 29.9% of the Association's loan portfolio at such date.

         The Association has offered ARM loans at rates, terms and points determined in accordance with market and competitive factors. The Association's current one- to four-family residential ARMs are fully amortizing loans with contractual maturities of up to 30 years. Applicants are qualified using a fully indexed rate, and no ARMs allow for negative amortization. The interest rates on the ARMs originated by Peoples Federal are generally subject to adjustment at one, three, and five-year intervals based on a margin over the analogous Treasury Securities Constant Maturity Index. Decreases or increases in the interest rate of the Association's ARMs are generally limited to 6% above or below the initial interest rate over the life of the loan, and up to 2% per adjustment period. The Association's ARMs are not convertible into fixed-rate loans, and do not contain prepayment penalties. ARM loans may be assumed on a case by case basis with the Association's consent. At June 30, 1999, the total balance of one- to four-family ARMs was $52.6 million, or 49.7% of the Association's loan portfolio. All ARMs originated by the Association are retained and serviced by it.

         The Association also offers the "7/1" ARM loan. This product maintains a constant interest rate and payment for the first seven years of the loan. Amortizable for up to 30 years, the loan will adjust beginning in the eighth year, subject to the rate caps discussed above. At June 30, 1999, the Association had $140,000 in "7/1" loans. In 1992, the Association initiated a program specifically tailored to first time home buyers. These loans are made on a five year adjustable basis with a term up to 30 years. The margin, which is lower than other products currently offered, is 200 basis points. Additionally, somewhat higher debt-to-income ratios are permitted, although mandatory escrows for taxes and insurance, an acceptable credit rating and an employment history of at least one year are required. The maximum loan amount under this program, which requires that the property be owner-occupied, is currently $75,000, which can be the lesser of the purchase price or 90% of appraised value. At June 30, 1999, the Association had approximately $4.6 million of first-time home buyer loans in its portfolio.

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

          The Association uses the same underwriting standards for home equity lines of credit as it uses for one- to four-family residential mortgage loans. The Association's home equity lines of credit are originated in amounts which, together with the amount of the first mortgage, generally do not exceed 80% of the appraised value of the property securing the loan. At June 30, 1999, the Association had $251,000 of home equity lines of credit and an additional $521,000 of additional funds committed, but undrawn, under such lines.

Construction and Development Lending

         The Association makes construction loans to individuals for the construction of their primary or secondary residences and loans to builders or developers for the construction of single-family homes, multi-family units and commercial real estate projects. Loans to individuals for the construction of their residences typically run for 12 months. The borrower pays interest only during the construction period. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans. At June 30, 1999, the Association had 38 construction loans with outstanding aggregate balances of $5.0 million secured by residential property. Of this amount, $4.5 million in loans were outstanding directly to borrowers intending to live in the properties upon completion of construction. At that same date, the Association had three construction loans with outstanding aggregate balances of $495,000 secured by one- to four-family residential properties constructed by builders who have pre-sold their houses to individual purchasers.

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

         Development loans, which include loans to develop vacant or raw land, are made to various builders and developers with whom the Association has had long-standing relationships. All of such loans are secured by land zoned for residential developments and located within the Association's market area. Proceeds are used for excavation, utility placements and street improvements. Disbursements related to acquisition and development land loans are typically based on the construction cost estimate of an independent architect or engineer who inspects the project in connection with significant disbursement requests. As lots are sold, a portion of the sale price is applied to the principal of the outstanding loan. Interest payments are required at regular intervals (quarterly or semi-annually) and loan terms typically are written for three years. At June 30, 1999, the Association had $956,000, or 0.9% of gross loans receivable, in this category.

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

Commercial Real Estate Lending

           The Association's commercial real estate loan portfolio consists of loans secured by a variety of non-residential properties including retail facilities, small office buildings, farm real estate and churches. At June 30, 1999, the Association's largest commercial real estate loan totaled $692,000. At that date, the Association had 77 commercial real estate loans, totaling $9.4 million or 8.9% of gross loans receivable.

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

         The table below sets forth by type of security property the estimated number, loan amount and outstanding balance of Peoples Federal's commercial real estate loans at June 30, 1999.

                                                                      Outstanding
                                      Number of        Original        Principal
                                       Loans          Loan Amount        Balance
                                       -----          -----------        -------
                                               (Dollars in Thousands)
Office                                      18          $ 3,209          $ 2,607
Retail                                       6            1,257              964
Farm real estate                            49            6,301            5,277
Churches                                     4              659              560
                                       -------          -------          -------
   Total                                    77          $11,426          $ 9,408
                                       =======          =======          =======

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

Multi-Family Lending

         The Association has historically made permanent multi-family loans in its primary market area. However, the amount of such loans has been insignificant. At June 30, 1999, multi-family loans totaled $1.4 million, or1.3% of gross loans receivable.

         The Association's multi-family loan portfolio includes loans secured by five or more unit residential buildings located primarily in the Association's market area.

Land Lending

         Peoples Federal makes loans to individuals who purchase and hold land for various reasons, such as the future construction of a residence. Such loans are generally originated with terms of three years and have maximum loan- to-value ratios of 75%. At June 30, 1999, the Association had $867,000, or 0.8% of gross loans receivable, in land loans.

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

Consumer Lending

         Management believes that offering consumer loan products helps to expand the Association's customer base and to create stronger ties with its existing customer base. In addition, because consumer loans generally have shorter terms to maturity and carry higher rates of interest than do residential mortgage loans, they can be valuable asset/liability management tools. The Association currently originates substantially all of its consumer loans in its market area. At June 30, 1999, the Association's consumer loans totaled $2.7 million, or 2.6% of the Association's gross loan portfolio.

         Peoples Federal offers a variety of secured consumer loans, including automobile loans, loans secured by savings deposits and home improvement loans. Although the Association primarily originates consumer loans secured by real estate, deposits or other collateral, the Association also makes unsecured personal loans.

         The largest component of the Association's consumer lending program is automobile loans. At June 30, 1999, automobile loans totaled $1.7 million, or 1.7% of gross loans receivable. The Association makes loans directly to the consumer to aid in the purchase of new and used vehicles, which serve as collateral for the loan. The Association also employs other underwriting criteria discussed below in deciding whether to extend credit.

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

Commercial Business Lending

         In order to increase the yield and interest rate sensitivity of its loan portfolio and in order to satisfy the demand for financial services available to individuals and businesses in its primary market area, the Association has maintained a small portfolio of commercial business loans. Although the portfolio remains a small percentage of gross loans outstanding, the Association did experience substantial growth in 1999 primarily from the new branch facilities. Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are generally of higher risk and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself (which, in turn, may be dependent upon the general economic environment). During the past five years, the Association has made commercial business loans to businesses such as small retail operations, small manufacturing concerns and professional firms. The Association's commercial business loans almost always include personal guarantees and are usually, but not always, secured by business assets, such as accounts receivable, equipment, inventory and real estate. However, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

         Most of the Association's commercial business loans have terms ranging from three months to one year and may carry fixed or adjustable interest rates. The underwriting process for commercial business loans generally includes consideration of the borrower's financial statements, tax returns, projections of future business operations and inspection of the subject collateral, if any. At June 30, 1999, commercial business loans totaled $1.4 million, or 1.3% of the Association's gross loans receivable.

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

         The following table shows the loan origination and repayment activities of the Association for the periods indicated.

                                                                             Year Ended June 30,
                                                                     ------------------------------------
                                                                      1999           1998          1997
                                                                     -------------------------------------
                                                                               (In thousands)
Originations by type:
 Adjustable rate:
  Real estate - one- to four-family, construction and
       development and land...................................       $14,661        $16,076       $14,908
                  - commercial................................         3,178          2,839         2,849
                  - multi-family..............................           752            470           180
  Non-real estate - consumer..................................           ---            ---           ---
                           - commercial business..............         1,411            ---           ---
                                                                   ---------   ------------  ------------
         Total adjustable-rate................................        20,002         19,385        17,937
 Fixed rate:
  Real estate - one- to four-family, construction and
       development and land...................................        15,781          8,247         7,406
                  - commercial................................           598            266           461
                  - multi-family..............................           ---            ---           ---
  Non-real estate - consumer..................................         2,885          1,923         2,294
                           - commercial business..............           702            122            11
                                                                  ----------     ----------   -----------
         Total fixed-rate.....................................        19,966         10,558        10,172
                                                                    --------       --------      --------
         Total loans originated...............................        39,968         29,943        28,109

  Principal repayments........................................       (30,841)       (24,670)      (17,149)
Increase in other items, net(1)...............................          (188)           (66)         (134)
                                                                   ---------    -----------    ----------
         Net increase.........................................       $ 8,939       $  5,207       $10,826
                                                                     =======       ========       =======

------------

(1) Includes provision for loan losses, net charge-offs, net deferred loan origination fees and transfers to foreclosed assets.

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

         The following table sets forth the Association's loan delinquencies by type, by amount and by percentage of type at June 30, 1999.

                                                                         Loans Delinquent For:
                                ----------------------------------------------------------------------------------------------------

                                         60-89 Days                        90 Days and Over                Total Delinquent Loans
                                ----------------------------------------------------------------------------------------------------
                                                         Percent                            Percent                         Percent
                                                         of Loan                            of Loan                         of Loan
                                Number    Amount         Category     Number     Amount     Category     Number   Amount    Category
                                ------    ------         --------     ------     ------     --------     ------   ------    --------
                                                                     (Dollars in Thousands)
Real Estate:
  One- to four-family......         8     $  407            0.48%        21       $691         0.82%        29     $1,098      1.30%
  Construction and
   development.............       ---        ---             ---        ---        ---          ---        ---        ---       ---
  Commercial...............       ---        ---             ---          1         13          ---          1         13      0.14
  Multi-family.............       ---        ---             ---        ---        ---          ---        ---        ---       ---
  Land.....................         1         49            5.69        ---        ---          ---          1         49      5.69
Consumer...................         6          6            0.21          5         51         1.87         11         57      2.08
Commercial business........       ---        ---             ---        ---        ---          ---        ---        ---       ---
                                  ---    -------           -----        ---       ----        -----       ---      ------     -----

     Total.................        15       $462            0.44%        27       $755         0.71%        42     $1,217      1.15%
                                   ==       ====           =====        ===       ====         ====       ====     ======     =====

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

         On the basis of management's review of its assets, at June 30, 1999, the Association had classified a total of $362,000 of its loans, as follows:


                                     One- to Four-        Commercial
                                        Family            Real Estate         Land          Consumer          Total
                                        ------            -----------         ----          --------          -----
                                                                         (In Thousands)
Substandard................              $302                  $13            $---            $---             $315
Doubtful...................               ---                  ---             ---             ---              ---
Loss.......................               ---                  ---             ---              47               47
                                         ----                  ---             ---             ---             ----
                                         $302                  $13             ---             $47             $362
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

                                                                        June 30,
                                                -------------------------------------------------------
                                                 1999        1998        1997         1996        1995
                                                -------------------------------------------------------
                                                                (Dollars in Thousands)
Non accruing loans:
  One- to four-family                            $  302      $  713      $  705      $  564      $  494
  Construction and development                     --          --          --          --          --
  Commercial real estate                             13        --            14         211        --
  Multi-family                                     --          --          --          --          --
  Land                                             --          --          --            51         214
  Consumer                                         --          --          --          --          --
  Commercial business                              --          --          --          --          --
                                                 ------      ------      ------      ------      ------
     Total                                          315         713         719         826         708
                                                 ------      ------      ------      ------      ------

Accruing loans delinquent more than 90 days:
  One- to four-family                               389         235         143         326         604
  Construction and development                     --          --          --          --          --
  Commercial real estate                           --          --          --            58          86
  Multi-family                                     --          --          --          --          --
  Land                                             --          --          --          --          --
  Consumer                                           51          11           5          11          20
  Commercial business                              --          --          --          --          --
                                                 ------      ------      ------      ------      ------
     Total                                          440         246         148         395         710
                                                 ------      ------      ------      ------      ------

Foreclosed assets:
  One- to four-family                              --          --          --          --          --
  Construction and development                     --          --          --          --          --
  Commercial real estate                           --          --          --          --          --
  Multi-family                                     --          --          --          --          --
  Land                                             --          --          --          --          --
  Consumer                                         --          --          --          --          --
  Commercial business                              --          --          --          --          --
                                                 ------      ------      ------      ------      ------
     Total                                         --          --          --          --          --
                                                 ------      ------      ------      ------      ------

Total non performing assets                      $  755      $  959      $  867      $1,221      $1,418
                                                 ======      ======      ======      ======      ======
Total as a percentage of total assets              0.65%       0.91%       0.84%       1.41%       1.80%
                                                 ======      ======      ======      ======      ======

         For the year ended June 30, 1999 gross interest income which would have been recorded had the non accruing loans been current in accordance with their original terms amounted to $25,901. The amount that was included in interest income on such loans was $19,628 for the year ended June 30, 1999.

         Other Assets of Concern. As of June 30, 1999, the Association had no assets that are not now disclosed because of known information about the possible credit problems of the borrowers or the cash flows of the security property which would cause management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non performing asset categories.

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

         Loan impairment is reported when full payment under the terms of the loan is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as first mortgage loans secured by one- to four-family residences, residential construction loans, credit card, automobile, home equity and second mortgage loans. Commercial loans and mortgage loans secured by other properties are evaluated individually for impairment. If a loan is impaired, a portion of the allowance for loan losses is allocated so that the loan is reported net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Loans are evaluated for impairment when payments are delayed, typically 90 days or more, or when it is probable that not all principal and interest payments will be collected in accordance with the original terms of the loan.

         As of June 30, 1999, the Association's allowance for loan losses as a percent of gross loans receivable and as a percent of nonperforming loans amounted to 0.50% and 70.03%, respectively. In light of the level of nonperforming assets to total assets and the nature of these assets, management believes that the allowance for loan losses is adequate. While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments to the allowance for loan losses, and net earnings could be significantly affected, if circumstances differ substantially from the assumptions used in making the final determination.

         The following table sets forth an analysis of the Association's allowance for loan losses.

                                                                  Year Ended June 30,
                                                    --------------------------------------------
                                                    1999      1998      1997      1996      1995
                                                    ----      ----      ----      ----      ----
                                                              (Dollars in Thousands)
Balance at beginning of period                      $426      $397      $307      $251      $198

Charge-offs:
  One- to four-family                                --          7       --          9       --
  Construction and development                       --        --        --        --        --
  Commercial real estate                             --        --        --        --        --
  Multi-family                                       --        --        --        --        --
  Consumer                                            23         8        22         6         4
  Commercial business                                --        --        --        --        --
                                                    ----      ----      ----      ----      ----
                                                      23        15        22        15         4
                                                    ----      ----      ----      ----      ----
Recoveries:
  One- to four-family                                 19       --        --          1       --
  Construction and development                       --        --        --        --        --
  Commercial real estate                             --        --        --        --        --
  Multi-family                                       --        --        --        --        --
  Consumer                                             3         3         9         2         2
  Commercial business                                --        --        --        --        --
                                                    ----      ----      ----      ----      ----
                                                      22         3         9         3         2
                                                    ----      ----      ----      ----      ----

Net charge-offs                                        1        12        13        12         2
Additions charged to operations                      104        41       103        68        55
                                                    ----      ----      ----      ----      ----
Balance at end of period                            $529      $426      $397      $307      $251
                                                    ====      ====      ====      ====      ====

Ratio of net charge-offs during the period to
 average loans outstanding(1) during the period     ---%      0.01%     0.02%     0.02%     ---%
                                                    ====      ====      ====      ====      ====

Ratio of net charge-offs during the period to
 nonperforming assets at the end of the period      0.08%     1.33%     1.49%     0.98%     0.14%
                                                    ====      ====      ====      ====      ====

(1) Calculated net of deferred loan fees, loan discounts, loans in process and allowance for loan losses.

         The distribution of the Association's allowance for losses on loans at the dates indicated is summarized as follows:

                                                                        June 30,
                            --------------------------------------------------------------------------------------------------------
                                          1999                            1998                            1997
                            --------------------------------------------------------------------------------------------------------
                                                      Percent                         Percent                         Percent
                                                      of Loans                        of Loans                        of Loans
                                 Amount       Loan    in Each    Amount      Loan     in Each     Amount      Loan    in Each
                                   of       Amounts   Category     of       Amounts   Category      of      Amounts   Category
                               Loan Loss      by     to Total  Loan Loss      by      to Total  Loan Loss      by     to Total
                                Allowance   Category   Loans    Allowance  Category    Loans    Allowance   Category   Loans
                            --------------------------------------------------------------------------------------------------------
                                                                     (Dollars in Thousands)
One- to four-family.........       $346    $84,166    79.51%       $335   $79,691        82.37%     $316   $75,808    82.24%
Construction and
development.................         13      5,930      5.60         16     6,776         7.00        14     6,551      7.10
Commercial real estate......         32      9,408      8.89         15     6,608         6.83        15     5,843      6.34
Multi-family................          4      1,359      1.28          2       655         0.68       ---       219      0.24
Land........................          3        867      0.82          2       868         0.90         3     1,447      1.57
Consumer....................        103      2,738      2.59         56     2,053         2.12        49     2,285      2.48
Commercial business.........         28      1,393      1.31        ---       101         0.10       ---        29      0.03
Unallocated.................        ---        ---       ---        ---       ---          ---       ---       ---       ---
                                   ----   --------   ------        ----   -------       ------      ----  -------    ------
     Total..................       $529   $105,861   100.00%       $426   $96,752       100.00%     $397  $92,182    100.00%
                                   ====   ========   ======        ====   =======       ======      ====  ========   ======

                                                            June 30,
                                ---------------------------------------------------------------
                                              1996                           1995
                                --------------------------------  -----------------------------
                                                       Percent                          Percent
                                                       of Loans                        of Loans
                                 Amount      Loan      in Each     Amount      Loan     in Each
                                   of       Amounts    Category      of      Amounts    Category
                                Loan Loss     by       to Total   Loan Loss     by      to Total
                                Allowance  Category      Loans    Allowance  Category    Loans
                                ---------  --------      -----    ---------  --------    -----
One- to four-family.........       $ 211   $65,448        79.60%   $ 179   $59,181       78.95%
Construction and
development.................           4     7,091         8.63        5     6,639        8.86
Commercial real estate......          36     5,302         6.45        7     5,750        7.67
Multi-family................           1       485         0.59      ---       335        0.45
Land........................           2     1,342         1.63       21       909        1.21
Consumer....................          53     2,468         3.00       39     2,125        2.83
Commercial business.........         ---        81         0.10      ---        22        0.03
Unallocated.................         ---       ---          ---      ---       ---         ---
                                   -----   -------       ------    -----   -------      ------
     Total..................       $ 307   $82,217       100.00%   $ 251   $74,961      100.00%
                                   =====   =======       ======    =====   =======      ======

Investment Activities

         As part of its asset/liability management strategy, the Association invests in U.S. government and agency obligations and mortgage-backed securities to supplement its lending activities. The Association's investment policy also allows for investments in overnight funds and certificates of deposit. The Association may consider the expansion of investments into other securities if deemed appropriate. At June 30, 1999, the Association did not own any securities of a single issuer which exceeded 10% of the Association's equity, other than U.S. government or federal agency obligations. See Note 3 of the Notes to the Consolidated Financial Statements for additional information regarding the Association's securities portfolio.

         The Association is required by federal regulations to maintain a minimum amount of liquid assets that may be invested in specified securities and is also permitted to make certain other securities investments. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is provided. As of June 30, 1999, the Association's liquidity ratio (liquid assets as a percentage of net withdrawable savings and current borrowings) was 7.47% as compared to the OTS requirement of 4.0%.

         As of June 30, 1999 the Association had securities totaling $7.9 million classified as available for sale while there were no classified as held to maturity. As future securities are acquired, the Association may elect to classify them as either available for sale or held to maturity.

         The following table sets forth the composition of the Association's investments in securities and time deposits at the dates indicated.

                                                                                          June 30,
                                                         ---------------------------------------------------------------------------
                                                                  1999                       1998                       1997
                                                         ----------------------     ----------------------     ---------------------
                                                         Carrying         % of      Carrying        % of       Carrying       % of
                                                           Value          Total       Value         Total        Value        Total
                                                          --------       ------      -------         ------     -------      ------
                                                                                      (Dollars in Thousands)
Securities and time deposits:
  U.S. government securities.........................    $     ---          ---%     $   ---            ---%    $   ---         ---%
  Federal agency obligations held to maturity........          ---          ---          ---            ---       1,999       20.45
  Federal agency obligations available for sale......        2,957        32.26        4,016          80.92       2,013       20.59
  Time deposits......................................          400         4.36          100           2.01       5,000       51.15
                                                          --------       ------      -------         ------     -------      ------
     Subtotal........................................        3,357        36.62        4,116          82.93       9,012       92.19
Mortgage-Backed Securities...........................        4,901        53.47
FHLB stock...........................................          908         9.91          847          17.07         763        7.81
                                                          --------       ------      -------         ------     -------      ------
     Total securities, time deposits, mortgaged-
         backed securities and FHLB stock............     $  9,166       100.00%     $ 4,963         100.00     $ 9,775      100.00%
                                                          ========       ======      =======         ======     =======      ======
Average remaining life of securities
  and time deposits..................................     2.77 years                 3.01 years                 1.04 years

Other interest-earning assets:
  Interest-bearing deposits with banks...............     $    635      100.00%      $ 2,292         53.40%     $ 1,498       59.97%
  Overnight deposits.................................          ---          ---        2,000         46.60        1,000       40.03
                                                          --------      ------       -------         ------     -------      ------
     Total...........................................     $    635      100.00%      $ 4,292        100.00%     $ 2,498      100.00%
                                                          ========      ======       =======        ======      =======      ======

         The composition and maturities of the time deposit and securities portfolios, excluding FHLB stock, are indicated in the following table.

                                                                        June 30, 1999
                                       -----------------------------------------------------------------------------------
                                            Less Than                        1 to 5                   Total Securities
                                              1 Year                          Years                   and Time Deposits
                                       -----------------------       ------------------------      -----------------------
                                       Amortized                     Amortized                     Amortized
                                         Cost       Fair Value         Cost        Fair Value        Cost       Fair Value
                                         ----       ----------         ----        ----------        ----       ----------
                                                                     (Dollars in Thousands)

Time deposit                             $  400         $  400         $  ---         $  ---         $  400         $  400
Federal agency obligations
available for sale                         --             --            2,998          2,957          2,998          2,957
Mortgage-Backed Securities                 --             --             --             --            4,929          4,901
                                         ------         ------         ------         ------         ------         ------
Total securities and time deposit        $  400         $  400         $2,998         $2,957         $8,327         $8,258
                                         ======         ======         ======         ======         ======         ======

Weighted average yield                     4.94%          4.94%          5.63%          5.63%          6.41%          6.41%

         Mortgage-Backed Securities. The Association had one GNMA mortgage-backed security at June 30, 1999. From time to time, the Association may purchase such securities to supplement loan production, leverage its capital position or manage its assets/liability structure.

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

         The following table sets forth the savings flows at the Association during the periods indicated.

                                               Year Ended June 30,
                                   ---------------------------------------------
                                      1999              1998             1997
                                   ---------         --------          ---------
                                              (Dollars in Thousands)
Opening balance                    $  79,054         $  77,045         $  77,318
Deposits                              90,648            87,133           111,312(1)
Withdrawals                           88,585            88,401           114,882(1)
Interest credited                      3,193             3,277             3,297
                                   ---------         ---------         ---------

Ending balance                     $  84,310         $  79,054         $  77,045
                                   ---------         =========         =========

Net increase (decrease)            $   5,256         $   2,009         $    (273)
                                   =========         =========         =========

Percent increase (decrease)             6.65%             2.61%            (0.35)%
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

                                                                                          June 30,
                                                        ----------------------------------------------------------------------------
                                                                 1999                       1998                      1997
                                                        ----------------------------------------------------------------------------
                                         Weighted
                                          Average
                                          Rate at                      Percent                    Percent                   Percent
                                       June 30, 1999     Amount        of Total      Amount       of Total      Amount      of Total
                                       -------------     ------        --------      ------       --------      ------      --------
                                                                            (Dollars in Thousands)
Transactions and Savings Deposits:

Noninterest Bearing Demand
Savings Accounts                                        $   650           0.77%      $   169          0.22%    $   150         0.19%
NOW Accounts                               3.05%         19,544          23.17        18,456         23.34      17,685        22.94
Money Market Accounts                      2.44           4,874           5.78         3,362          4.25       3,469         4.50
                                           3.83           1,846           2.19           982          1.24         777         1.01
                                                        -------         ------       -------        ------     -------       ------
Total Non-Certificates
                                                         26,914          31.91        22,969         29.05      22,081        28.64
                                                        -------         ------       -------        ------     -------       ------
Certificates:

 0.00 -  1.99%
 2.00 -  3.99%                                               --             --            --            --           --         --
 4.00 -  5.99%                                               19           0.02            --            --           --         --
 6.00 -  7.99%                                           41,767          49.51        36,060         45.59       28,959      37.57
 8.00 -  9.99%                                           15,610          18.51        20,025         25.32       26,005      33.74
10.00% and over                                              --             --            --            --           --         --
                                                             --             --            --            --           --         --
                                                        -------         ------       -------        ------      -------     ------
Total Certificates
                                           5.38          57,396          68.04        56,085         70.91       54,964      71.31
Accrued Interest                                        -------         ------       -------        ------      -------     ------
                                                             44           0.05            35         0 .04           36       0.05
Total Deposits                                                                       -------        ------      -------     ------
                                           4.43%        $84,354         100.00%      $79,089        100.00%     $77,081     100.00%
                                                        =======         ======       =======        ======      =======     ======

         The following table shows rate and maturity information for the Association's certificates of deposit as of June 30, 1999.

                                       2.00-        4.00-          6.00-                     Percent
                                       3.99%        5.99%          7.99%         Total      of Total
                                       -----        -----          -----         -----      --------
                                                            (Dollars in Thousands)
Certificate accounts
    maturing
in quarter ending:
------------------
September 30, 1999.............           19         6,445            61         6,525          11.37%
December 31, 1999..............          ---         6,901         1,378         8,279          14.42
March 31, 2000.................          ---         6,182         2,159         8,341          14.53
June 30, 2000..................          ---         4,614         3,845         8,459          14.74
September 30, 2000.............          ---         4,389         1,517         5,906          10.29
December 31, 2000..............          ---         4,138         1,330         5,468           9.53
March 31, 2001.................          ---         2,958           197         3,155           5.50
June 30, 2001..................          ---         1,727           138         1,865           3.25
September 30, 2001.............          ---         1,328           144         1,472           2.56
December 31, 2001..............          ---         1,243           559         1,802           3.14
March 31, 2002.................          ---           308           189           497           0.87
June 30, 2002..................          ---           127           271           398           0.69
September 30, 2002.............          ---            53           400           453           0.79
December 31, 2002..............          ---           275           458           733           1.28
March 31, 2003.................          ---           102         1,036         1,138           1.98
June 30, 2003..................          ---            54         1,177         1,231           2.14
September 30, 2003.............          ---           472           661         1,133           1.97
December 31, 2003..............          ---           152            90           242           0.42
March 31, 2004.................          ---           227           ---           227           0.40
June 30, 2004..................          ---            72           ---            72           0.13
                                         ---       -------       -------       -------         ------
   Total.......................          $19       $41,767       $15,610       $57,396         100.00%
                                         ===       =======       =======       =======         ======

    Percent of total...........         0.03%        72.77%        27.20%
                                        ====         =====         =====

         At June 30, 1999 the Association had approximately $4.5 million in certificate accounts in amounts of $100,000 or more maturing as follows:

                                                                                              Weighted
                        Maturity Period                                    Amount            Average Rate
---------------------------------------------------------------------------------------------------------
                                                                        (Dollars in
                                                                         Thousands)
Three months or less..........................................               $224                 5.61%
Over three through six months.................................                612                 4.77
Over six through 12 months....................................              1,842                 5.23
Over 12 months................................................              1,785                 5.52
                                                                          -------              -------
Total.........................................................             $4,463                 5.30%
                                                                           ======               ======


         For   additional   information   regarding  the   composition   of  the
Association's   deposits,   see  Note  8  of  Notes  to  Consolidated  Financial
Statements.

         Borrowings. Peoples Federal's other available sources of funds include advances from the FHLB of Cincinnati and other borrowings. As a member of the FHLB of Cincinnati, the Association is required to own capital stock in the FHLB of Cincinnati and is authorized to apply for advances from the FHLB of Cincinnati. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB of Cincinnati may prescribe the acceptable uses for these advances, as well as limitations on the size of the advances and repayment pro visions.

         The following table sets forth the maximum month-end balance and average balance of FHLB advances for the periods indicated.

                                                                        Year Ended June 30,
                                                                -----------------------------------
                                                                 1999           1998          1997
                                                                -------        -------       ------
                                                                   (Dollars in Thousands)
Balance at period end:
  FHLB advances...........................................      $14,800        $7,000        $  ---

Maximum balance at any month end during the period:
  FHLB advances...........................................      $14,800        $7,000        $3,500

Average balance for the period:
  FHLB advances...........................................       $7,764      $     96        $1,163
  Weighted average rate...................................        6.05%         6.25%         5.59%


Service Corporations

         As a federally chartered savings association, Peoples Federal is permitted by OTS regulations to invest up to 2% of its assets, or $2.3 million at June 30, 1999 in the stock of, or loans to, service corporation subsidiaries. As of such date, Peoples Federal had no investments in service corporations.


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

Federal Regulation of Savings Associations

         The OTS has extensive authority over the operations of savings associations. As part of this authority, Peoples Federal is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS examination of Peoples Federal was as of March 31, 1998. When these examinations are conducted by the OTS and the FDIC, the examiners may require the Association to provide for higher general or specific loan loss reserves. All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the OTS. The Association's OTS assessment for the fiscal year ended June 30, 1999 was $34,000.

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

         Peoples Federal's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At June 30, 1999, the Association's lending limit under this restriction was $1.97 million. Peoples Federal is in compliance with the loans- to-one-borrower limitation.

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

         In order to equalize the deposit insurance premium schedules for BIF and SAIF insured institutions, the FDIC imposed a one-time special assessment on all SAIF-assessable deposits pursuant to federal legislation enacted on September 30, 1996. Peoples Federal's special assessment, which was $456,000, was paid in November 1996, and included in federal deposit insurance expense in the fiscal year ended June 30, 1997. Effective January 1, 1997, the premium schedule for BIF and SAIF insurance institutions ranged from 0 to 27 basis points. However, SAIF-insured institutions are required to pay a Financing Corporation (FICO) assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980's, equal to 6.48 basis points for each $100 in domestic deposits, while BIF-insured institutions pay an assessment equal to
1.52 basis points for each $100 in domestic deposits. The assessment is expected to be reduced to 2.43 no later than January 1, 2000, when BIF insured institutions fully participate in the assessment. These assessments, which may be revised based upon the level of BIF and SAIF deposits, will continue until the bonds mature in the year 2015.

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

         The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. At June 30, 1999, the Association did not have any intangible assets.

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

         At June 30, 1999, Peoples Federal had tangible capital of $13.2 million, or 11.2% of adjusted total assets, which is approximately $11.4 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

         The capital standards also require core capital equal to at least 3% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card receivables. As a result of the prompt corrective action provisions discussed below, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio. At June 30, 1999, Peoples Federal had no intangible assets which were subject to these tests.

         At June 30, 1999, Peoples Federal had core capital equal to $13.2 million, or 11.2% of adjusted total assets, which is $8.5 million above the minimum leverage ratio requirement of 4% as in effect on that date.

          The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk- weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At June 30, 1999, Peoples Federal had $482,000 of general loss reserves, which was less than 1.25% of risk-weighted assets.

         Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. Peoples Federal had no such exclusions from capital and assets at June 30, 1999.

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

         On June 30, 1999, Peoples Federal had total capital of $13.6 million (including $13.2 million in core capital and $482,000 in qualifying supplementary capital) and risk-weighted assets of $75.9 million, or total capital of 18.0% of risk-weighted assets. This amount was $7.6 million above the 8% requirement in effect on that date.

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

Liquidity

         All savings associations, including Peoples Federal, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. For a discussion of what Peoples Federal includes in liquid assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in the 1999 Annual Report to Stockholders attached hereto as Exhibit 13 and incorporated by reference herein. This liquid asset ratio requirement may vary from time to time depending upon economic conditions and savings flows of all savings associations. At the present time, the minimum liquid asset ratio is 4%.

Qualified Thrift Lender Test

         All savings associations, including Peoples Federal, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended (the "Code"). Under either test, such assets primarily consist of residential housing related loans and investments. At June 30, 1999, the Association met the test and has always met the test since its effectiveness.

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

Federal Reserve System

         The Federal Reserve Board requires all depository institutions to maintain noninterest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At June 30, 1999, Peoples Federal was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "--Liquidity."

         Savings associations are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

Federal Home Loan Bank System

         Peoples Federal is a member of the FHLB of Cincinnati, which is one of 12 regional FHLBs that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures, established by the board of directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing.

         As a member, Peoples Federal is required to purchase and maintain stock in the FHLB of Cincinnati. At June 30, 1999, Peoples Federal had $908,000 in FHLB stock, which was in compliance with this requirement. In past years, Peoples Federal has received substantial dividends on its FHLB stock. Over the past five fiscal years such dividends have averaged 6.97% and were 7.13% for fiscal 1999.

         Under federal law, the FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to low- and moderately-priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of Peoples Federal's FHLB stock may result in a corresponding reduction in Peoples Federal's capital.

         For the year ended June 30, 1999, dividends paid by the FHLB of Cincinnati to Peoples Federal totaled $61,000, which constitutes a $4,000 increase over the amount of dividends received in fiscal year 1998. The $15,600 dividend for the quarter ended June 30, 1999 reflects an annualized rate of 6.98%, or 0.15% below the rate for fiscal 1999.

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

         In August 1996, legislation was enacted that repealed the percentage of taxable income method used by many thrifts, including the Association, to calculate their bad debt reserve for federal income tax purposes. As a result, small thrifts such as the Association must recapture that portion of the reserve that exceeds the amount that could have been taken under the experience method for tax years beginning after December 31, 1987. The recapture will occur over a six-year period, the commencement of which was delayed until the first taxable year beginning after December 31, 1997, because Peoples Federal met certain residential lending requirements. At June 30, 1999, the Association had approximately $484,000 in bad debt reserves subject to recapture for federal income tax purposes. The deferred tax liability related to the recapture has been previously established so there will be no effect on future net income. In fiscal 1999, $97,000 in bad debt reserves were recaptured.

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

         A portion of the Association's reserves for losses on loans may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of June 30, 1999, the portion of Peoples Federal's reserves subject to this treatment for tax purposes totaled approximately $2.2 million.

         The Company and Peoples Federal file consolidated federal income tax returns on a fiscal year basis using the accrual method of accounting.

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

         Ohio Taxation. The Association conducts its business in Ohio and consequently is subject to the Ohio corporate franchise tax. A financial institution subject to the Ohio corporate franchise tax levied by the Ohio Revised Code pays a tax equal to 1.4 times its apportioned net worth. The apportionment factor consists of a gross receipts factor, determined by reference to the total receipts of the financial institution from all sources, a property factor, determined by reference to the net book value of all loans and fixed assets owned by the financial institution and a payroll factor.

         Delaware Taxation. As a Delaware holding company, the Company is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual fee to the State of Delaware. The Company is also subject to an annual franchise tax imposed by the State of Delaware. The Company also files an Ohio franchise tax return and pays tax on its Ohio taxable income.

Impact of New Accounting Standards

         Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" - SFAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS 133 does not allow hedging of a security which is classified as held to maturity. Accordingly, upon adoption of SFAS 133, companies may reclassify any security from held to maturity to available for sale if they wish to be able to hedge the security in the future. SFAS 133, as amended by SFAS 137, is effective for fiscal years beginning after June 15, 2000 with early adoption encouraged for any fiscal quarter beginning July 1, 1998 or later, with no retroactive application. Management does not expect the adoption of SFAS 133 to have a significant impact on the Company's financial statements.

         SFAS No. 134 "Accounting for Mortgaged-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" - SFAS 134 changes the way companies involved in mortgage banking activities account for certain securities and other interests they retain after securitizing mortgage loans that were held for sale. SFAS 134 allows any retained mortgage-backed securities after a securitization of mortgage loans held for sale to be classified based on holding intent in accordance with SFAS 115, except in cases where the retained mortgage-backed security is committed to be sold before or during the securitization process, in which case it must be classified as trading. Previously, all retained mortgage-backed securities were required to be classified as trading. SFAS 134 was effective as of January 1, 1999 and did not have a significant impact on the Company's financial statements.

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

Employees

         At June 30, 1999, the Association had a total of 26 full-time employees, 13 of which have been employed by Peoples Federal for at least 10 years, and five part-time employees. None of the Association's employees are represented by any collective bargaining group. Management considers its employee relations to be good.

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

         David R. Fogt. Mr. Fogt, age 48, is Vice President of Operations and Financial Services of the Association. He is responsible for the overall administration of the Association with direct responsibilities in consumer lending and asset and liability management. He has been employed by Peoples Federal since 1983.

         Gary N. Fullenkamp. Mr. Fullenkamp, age 43, is Vice President of Mortgage Loans and Corporate Secretary of the Association. He is responsible for mortgage lending operations of the Association, including underwriting and processing of mortgage loan activity. He has been employed by Peoples Federal since 1979.

         Debra A. Geuy. Mrs. Geuy, age 41, is Chief Financial Officer and Treasurer of the Association. She is responsible for overseeing the financial functions of the Association. She has been employed by Peoples Federal since 1978.

Item 2. Properties

         The following table sets forth information concerning the main and branch offices and a drive-in facility of the Association at June 30, 1999. The Association believes that its current facilities are adequate. The Association also maintains a 24-hour ATM at its main and both branch office locations.


                                                                Net Book
                                                Owned            Value at
                                 Year             or            June 30,
Location                        Opened          Leased            1999
--------                        ------          ------            ----

Main Office:

101 East Court Street            1917           Owned                $252,000
Sidney, Ohio 45365

Drive-In:

232 S. Ohio Avenue               1971           Owned                $174,000
Sidney, Ohio 45365

Anna Branch:
403 South Pike Street            1998           Owned                $625,000
Anna, Ohio 45302

Jackson Center Branch:
115 East Pike Street             1998           Leased               $109,000
Jackson Center, Ohio 45334



         The Association's depositor and borrower customer files are maintained by an independent data processing company. The net book value of the data processing and computer equipment utilized by the Association at June 30, 1999 was approximately $257,000.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of security holders, through the solicitations of proxies or otherwise, during the quarter ended June 30, 1999.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

         Page 4 of the Company's 1999 Annual Report to Stockholders is incorporated herein by reference.

Item 6.  Management's Discussion and Analysis or Plan of Operation

         Pages 8 through 22 of the Company's 1999 Annual Report to Stockholders are incorporated herein by reference.

Item 7.  Financial Statements

         Pages 23 through 49 of the Company's 1999 Annual Report to Stockholders are incorporated herein by reference.

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

                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors

         Information concerning directors of the Company is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1999, which has been filed with the SEC.

Executive Officers

         Information concerning the executive officers of the Company who are not directors is incorporated by reference from Part I of this Form 10-KSB under the caption "Executive Officers of the Registrant Who Are Not Directors."

Section 16(a) Beneficial Ownership Reporting Compliance

         Information concerning compliance with Section 16(a) reporting requirements by the Company's directors and executive officers is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1999, which has been filed with the SEC.

Item 10.      Executive Compensation

         Information concerning executive compensation is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1999, which has been filed with the SEC.

Item 11.      Security Ownership of Certain Beneficial Owners and Management

         Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1999, which has been filed with the SEC.

Item 12.      Certain Relationships and Related Transactions

         Information concerning certain relationships and related transactions is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1999, which has been filed with the SEC.

Item 13.      Exhibits and Reports on Form 8-K

         (a)  Exhibits


                                                                             Reference to
                                                                             Prior Filing
                                                                              or Exhibit
    Regulation                                                                  Number
   S-B Exhibit                                                                 Attached
      Number                              Document                              Hereto
      ------                              --------                              ------
        2         Plan of acquisition, reorganization, arrangement,              None
                  liquidation or succession
       3(i)       Certificate of Incorporation                                    *
      3(ii)       By-Laws                                                         *
        4         Instruments defining the rights of holders, including           *
                  indentures
        9         Voting trust agreement                                         None
       10.1       Employee Stock Ownership Plan                                   *
       10.2       Form of Employment Agreement with Douglas Stewart               *
       10.3       Forms of Employment Agreements with David R. Fogt,              *
                  Gary N. Fullenkamp, Debra A. Geuy and Steven Goins
       10.4       401k Plan                                                       *
       10.5       Incentive Bonus Plan                                            *
       10.6       Peoples-Sidney Financial Corporation Amended and               10.1
                  Restated 1998 Stock Option and Incentive Plan
       10.7       Peoples-Sidney Financial Corporation Amended and               10.2
                  Restated 1998 Management Recognition Plan
        11        Statement re: computation of per share earnings                None
        13        Annual report to security holders                               13
        16        Letter on change in certifying accountant                      None
        18        Letter on change in accounting principles                      None
        21        Subsidiaries of Registrant                                      21
        22        Published report regarding matters submitted to vote           None
        23        Consents of experts and counsel                                 23
        24        Power of attorney                                          Not required
        27        Financial data schedule                                         27
        99        Additional exhibits                                        Not required

* Filed as an exhibit to the Registrant's Form S-1 registration statement (File No. 333-20461) and incorporated herein by reference.

         (b)  Reports on Form 8-K

         During the quarter ended June 30, 1999, the Company filed three Current Reports on Form 8-K. On April 19, 1999, under Item 5, the Company reported the issuance of a press release announcing the Company's earnings for the quarter ended March 31, 1999 and the declaration of a cash dividend. On May 26, 1999, under Item 5, the Company reported the issuance of a press release announcing its intention to repurchase up to 5% of its outstanding shares. On June 21, 1999, under Item 5, the Company reported the issuance of a press release announcing the completion of the repurchase of 5% of its outstanding shares.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


PEOPLES-SIDNEY FINANCIAL CORPORATION



By:     /s/Douglas Stewart
        ------------------
        Douglas Stewart
        President, Chief Executive Officer and Director
       (Duly Authorized Representative)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

/s/Douglas Stewart                                    /s/James W. Kerber
------------------                                    ------------------
Douglas Stewart                                       James W. Kerber
President, Chief Executive Officer                    Director
and Director
(Principal Executive Officer)
Date: September 27, 1999                              Date: September 27, 1999


/s/Richard T. Martin                                  /s/John W. Sargeant
--------------------                                  -------------------
Richard T. Martin                                     John W. Sargeant
Chairman of the Board                                 Director
Date: September 27, 1999                              Date: September 27, 1999


/s/Robert W. Bertsch                                  /s/Debra A. Geuy
--------------------                                  ----------------
Robert W. Bertsch                                     Debra A. Geuy
Director                                              Chief Financial Officer
                                                      and Treasurer
                                                      Principal Financial and
                                                      Accounting Officer)
Date: September 27, 1999                              Date: September 27, 1999


/s/Harry N. Faulkner
--------------------
Harry N. Faulkner
Director
Date: September 27, 1999

                                INDEX TO EXHIBITS


   Number
   ------

    10.1     Amended and Restated 1998 Stock Option and Incentive Plan

    10.2     Amended and Restated 1998 Management Recognition and Retention Plan

    13       Portions of Annual Report to Security Holders

    23       Consent of Crowe, Chizek and Company LLP

    21       Subsidiaries of the Registrant

    27       Financial Data Schedule