Form 10-Q
period 1999-11-09
PEOPLES SIDNEY FINANCIAL CORP
filed 1999-11-22
CIK 1031340

FORM 10-QSB

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)
  [ X ]

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999
  [  ]

                   TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                               OF THE EXCHANGE ACT

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [ X ]           No  [   ]

As of November 9, 1999, the latest practicable date, 1,664,622 shares of the issuer's common shares, $.01 par value, were issued and outstanding.


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

  Item 3.     Defaults Upon Senior Securities

  Item 4.     Submission of Matters to a Vote of Security Holders

  Item 5.     Other Information

  Item 6.     Exhibits and Reports on Form 8-K

  SIGNATURES

                      PEOPLES-SIDNEY FINANCIAL CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)

-----------------------------------------------------------------------------------------------------------------------

Item 1.  Financial Statements

                                                                                    September 30,          June 30,
                                                                                       1999                 1999
                                                                                       ----                 ----

ASSETS
Cash and due from banks                                                         $       897,276    $      1,298,357
Interest-bearing deposits in other financial institutions                               535,119             634,621
Overnight deposits                                                                    1,700,000                  --
                                                                                ---------------    ----------------
     Total cash and cash equivalents                                                  3,132,395           1,932,978

Time deposits in other financial institutions                                         1,400,000             400,000
Securities available for sale                                                         8,780,850           7,858,111
Federal Home Loan Bank stock                                                            924,200             907,700
Loans receivable, net                                                               105,785,115         102,802,845
Accrued interest receivable                                                             813,917             759,913
Premises and equipment, net                                                           1,964,034           1,985,608
Other assets                                                                            172,061             235,104
                                                                                ---------------    ----------------

     Total assets                                                               $   122,972,572    $    116,882,259
                                                                                ===============    ================

LIABILITIES
Deposits                                                                        $    88,206,983    $     84,310,492
Borrowed funds                                                                       17,000,000          14,800,000
Accrued interest payable and other liabilities                                          320,738             409,550
                                                                                ---------------    ----------------
     Total liabilities                                                              105,527,721          99,520,042

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value, 500,000 shares
  authorized, none issued and outstanding
Common stock, $.01 par value, 3,500,000 shares
  authorized, 1,785,375 shares issued                                                    17,854              17,854
Additional paid-in capital                                                           10,776,131          10,779,941
Retained earnings                                                                    10,666,836          10,643,040
Treasury stock, 120,753 shares at cost                                               (1,766,399)         (1,766,399)
Unearned employee stock ownership plan shares                                        (1,477,078)         (1,520,139)
Unearned management recognition plan shares                                            (699,034)           (746,692)
Accumulated other comprehensive income                                                  (73,459)            (45,388)
                                                                                ---------------    ----------------
     Total shareholders' equity                                                      17,444,851          17,362,217
                                                                                ---------------    ----------------

     Total liabilities and shareholders' equity                                 $   122,972,572    $    116,882,259
                                                                                ===============    ================

-----------------------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                      PEOPLES-SIDNEY FINANCIAL CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

-----------------------------------------------------------------------------------------------------------------------
                                                                                         Three Months Ended
                                                                                            September 30,
                                                                                            -------------
                                                                                       1999               1998
                                                                                       ----               ----
Interest income
     Loans, including fees                                                        $    2,007,976    $     1,872,303
     Securities                                                                          130,145             64,033
     Interest-bearing demand, time and overnight deposits                                 40,860             48,727
     Dividends on Federal Home Loan Bank stock                                            16,587             15,469
                                                                                  --------------    ---------------
         Total interest income                                                         2,195,568          2,000,532

Interest expense
     Deposits                                                                          1,011,861            977,941
     Borrowed funds                                                                      250,789            108,314
                                                                                  --------------    ---------------
         Total interest expense                                                        1,262,650          1,086,255
                                                                                  --------------    ---------------

Net interest income                                                                      932,918            914,277

Provision for loan losses                                                                 17,301             36,780
                                                                                  --------------    ---------------
Net interest income after provision for loan losses                                      915,617            877,497

Noninterest income
     Service fees and other charges                                                       22,733             14,291

Noninterest expense
     Compensation and benefits                                                           364,425            383,034
     Director fees                                                                        30,000             30,000
     Occupancy and equipment                                                              77,707             47,302
     Computer processing expense                                                          47,479             42,882
     FDIC deposit insurance premiums                                                      12,203             11,910
     State franchise taxes                                                                75,323             68,356
     Professional fees                                                                    29,477             33,371
     Other                                                                                77,669             91,620
                                                                                  --------------    ---------------
         Total noninterest expense                                                       714,283            708,475
                                                                                  --------------    ---------------

Income before income taxes                                                               224,067            183,313

Income tax expense                                                                        92,816             66,137
                                                                                  --------------    ---------------

Net income                                                                        $      131,251    $       117,176
                                                                                  ==============    ===============

Earnings per common share - basic                                                 $         0.09    $         0.07
                                                                                  ==============    ==============

Earnings per common share - diluted                                               $         0.09    $         0.07
                                                                                  ==============    ==============
-----------------------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)


-----------------------------------------------------------------------------------------------------------------------
                                                                                         Three Months Ended
                                                                                            September 30,
                                                                                            -------------
                                                                                       1999               1998
                                                                                       ----               ----
Net income                                                                        $      131,251    $       117,176

Other comprehensive income
     Unrealized holding gain (loss) on available for
       sale securities arising during the period                                         (42,531)            12,843
     Tax effect                                                                           14,460             (4,366)
                                                                                  --------------    ---------------
         Other comprehensive income                                                      (28,071)             8,477
                                                                                  --------------    ---------------

Comprehensive income                                                              $      103,180    $       125,653
                                                                                  ==============    ===============
-----------------------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
                              SHAREHOLDERS' EQUITY
                                   (Unaudited)

-----------------------------------------------------------------------------------------------------------------------

                                                                                            Three Months
                                                                                         Ended September 30,
                                                                                         -------------------
                                                                                     1999                1998
                                                                                     ----                ----
Balance, beginning of period                                                    $    17,362,217    $     19,626,016

Net income for period                                                                   131,251             117,176

Cash dividends, $.07 per share in 1999 and 1998                                        (107,455)           (114,280)

Purchase of 30,000 shares of treasury stock in 1998, at cost                                 --            (578,750)

Commitment to release 2,856 management recognition plan shares                           47,658                  --

Commitment to release 3,671 and 3,812 employee stock ownership
  plan shares in 1999 and 1998, at fair value                                            39,251              77,703

Change in fair value on securities available for sale, net of tax                       (28,071)              8,477
                                                                                ---------------    ----------------

Balance, end of period                                                          $    17,444,851    $     19,136,342
                                                                                ===============    ================
-----------------------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

-----------------------------------------------------------------------------------------------------------------------

                                                                                         Three Months Ended

                                                                                            September 30,
                                                                                       1999               1998
Cash flows from operating activities
     Net income                                                                   $      131,251    $       117,176
     Adjustments to reconcile net income to net cash from
       operating activities
         Depreciation                                                                     38,204             13,580
         Provision for loan losses                                                        17,301             36,780
         FHLB stock dividends                                                            (16,500)           (15,400)
         Compensation expense for ESOP shares                                             39,251             77,703
         Compensation expense for MRP shares                                              47,658                 --
         Change in:
              Accrued interest receivable and other assets                                 8,447             38,310
              Accrued expense and other liabilities                                      (74,351)            27,076
              Deferred loan fees                                                           8,414              7,716
                                                                                  --------------    ---------------
                  Net cash from operating activities                                     199,675            302,941

Cash flows from investing activities
     Purchases of securities available for sale                                       (1,000,000)                --
     Maturities of securities available for sale                                              --            500,000
     Principal repayments on mortgage-backed securities                                   35,321                 --
     Purchases of time deposits in other financial institutions                       (1,000,000)                --
     Net increase in loans                                                            (3,007,985)        (2,114,173)
     Premises and equipment expenditures                                                 (16,630)          (592,354)
                                                                                  --------------    ---------------
         Net cash from investing activities                                           (4,989,294)        (2,206,527)

Cash flows from financing activities
     Net change in deposits                                                            3,896,491            633,236
     Net change in short-term borrowings                                              (2,800,000)         1,000,000
     Proceeds form long-term borrowings                                                5,000,000                 --
     Cash dividends paid                                                                (107,455)          (114,280)
     Purchase of treasury stock                                                               --           (578,750)
                                                                                  --------------    ---------------
         Net cash from financing activities                                            5,989,036            940,206
                                                                                  --------------    ---------------

Net change in cash and cash equivalents                                                1,199,417           (963,380)
Cash and cash equivalents at beginning of period                                       1,932,978          4,947,253
                                                                                  --------------    ---------------

Cash and cash equivalents at end of period                                        $    3,132,395    $     3,983,873
                                                                                  ==============    ===============
Supplemental disclosures of cash flow information
     Cash paid during the period for
         Interest                                                                 $    1,260,290    $       982,737
         Income taxes                                                                     65,000                 --
-----------------------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements include accounts of Peoples-Sidney Financial Corporation ("Peoples") and its wholly-owned subsidiary, Peoples Federal Savings and Loan Association ("Association"), a federal stock savings and loan association, together referred to as the Corporation. All significant intercompany transactions and balances have been eliminated.

These interim consolidated financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of the Corporation at September 30, 1999 and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions of Form 10-QSB and, therefore, do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances, and should be read in conjunction with the consolidated financial statements and notes thereto of the Corporation for the fiscal year ended June 30, 1999, included in its 1999 Annual Report. Reference is made to the accounting policies of the Corporation described in the notes to consolidated financial statements contained in its 1999 Annual Report. The Corporation has consistently followed these policies in preparing this Form 10-QSB.

The Corporation provides financial services through its main office in Sidney, Ohio, and branch offices in Anna and Jackson Center, Ohio. Its primary deposit products are checking, savings and term certificate accounts, and its primary lending products are residential mortgage, commercial and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets and real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Real estate loans are secured by both residential and commercial real estate. Substantially all revenues and services are derived from financial institution products and services in Shelby County and contiguous counties.

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

Income tax expense is based on the effective tax rate expected to be applicable for the entire year. Income tax expense is the total of the current-year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

Basic earnings per share ("EPS") is based on net income divided by the weighted average number of shares outstanding during the period. Unallocated ESOP shares are not considered outstanding for this calculation. Management recognition plan ("MRP") shares are considered outstanding as they become vested. Diluted EPS shows the dilutive effect of MRP shares and the additional common shares issuable under stock options.

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
--------------------------------------------------------------------------------
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

A reconciliation of the numerators and denominators used in the computation of the basic earnings per common share and diluted earnings per common share is presented below:

                                                                            Three Months Ended
                                                                               September 30,
                                                                               -------------
                                                                            1999           1998
                                                                            ----           ----
Basic Earnings Per Common Share
    Numerator
      Net income                                                       $   131,251      $   117,176
                                                                       ===========      ===========
    Denominator
      Weighted average common shares outstanding                         1,664,622        1,769,822
      Less:  Average unallocated ESOP shares                              (127,716)        (142,893)
      Less:  Average unearned MRP shares                                   (43,319)              --
                                                                       -----------      -----------
      Weighted average common shares outstanding for
        basic earnings per common share                                  1,493,587        1,626,929
                                                                       ===========      ===========
    Basic earnings per common share                                    $      0.09      $      0.07
                                                                       ===========      ===========
Diluted Earnings Per Common Share
    Numerator
      Net income                                                       $   131,251      $   117,176
                                                                       ===========      ===========
    Denominator
      Weighted average common shares outstanding for
        basic earnings per common share                                  1,493,587        1,626,929
      Add:  Dilutive effects of average unearned MRP shares                     --               --
      Add:  Dilutive effects of assumed exercises of stock options              --               --
                                                                       -----------      -----------
      Weighted average common shares and dilutive
        potential common shares outstanding                              1,493,587        1,626,929
                                                                       ===========      ===========
    Diluted earnings per common share                                  $      0.09      $      0.07
                                                                       ===========      ===========

Unearned MRP shares and stock options granted did not have a dilutive effect on EPS for the three months ended September 30, 1999 as the fair value of the MRP shares on the date of grant and the exercise price of outstanding options was greater than the average market price for the period. For the three months ended September 30, 1998, stock options granted did not have a dilutive effect on EPS as the exercise price of outstanding options was greater than the average market price for the period. Unearned MRP shares did not have a dilutive effect on EPS, as no shares had been purchased by the MRP plan as of September 30, 1998.

Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS 133 does not allow hedging of a security which is classified as held to maturity. Accordingly, upon adoption of SFAS 133, companies may reclassify any security from held to maturity to available for sale if they wish to be able to hedge the security in the future. SFAS 133, as amended by SFAS 137, is effective for fiscal years beginning after June 15, 2000 with early adoption encouraged for any fiscal quarter beginning July 1, 1998 or later, with no retroactive application. Management does not expect the adoption SFAS 133 to have a significant impact on the Corporation's financial statements.

NOTE 2 - SECURITIES

Securities were as follows:

                                                                Gross           Gross          Estimated
                                               Amortized     Unrealized      Unrealized          Fair
                                                 Cost           Gains          Losses            Value
                                                 ----           -----          ------            -----
September 30, 1999
------------------
Securities available for sale
    U.S. Government agencies               $     3,998,379    $       --    $   (56,358)    $    3,942,021
    Mortgage-backed securities                   4,893,772            --        (54,943)         4,838,829
                                           ---------------    ----------    -----------     --------------

       Total                               $     8,892,151    $       --    $  (111,301)    $    8,780,850
                                           ===============    ==========    ===========     ==============
June 30, 1999
-------------
Securities available for sale
    U.S. Government agencies               $     2,998,229    $       --    $   (41,509)    $    2,956,720
    Mortgage-backed securities                   4,928,652            --        (27,261)         4,901,391
                                           ---------------    ----------    -----------     --------------

       Total                               $     7,926,881    $       --    $   (68,770)    $    7,858,111
                                           ===============    ==========    ===========     ==============

Contractual maturities of securities at September 30, 1999 were as follows. Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity, primarily mortgage-backed securities, are shown separately.

                                                                                             Estimated
                                                                          Amortized            Fair
                                                                            Cost               Value
                                                                            ----               -----
        Securities available for sale
           Due after one year through five years                       $    3,998,379    $     3,942,021
           Mortgage-backed securities                                       4,893,772          4,838,829
                                                                       --------------    ---------------

                                                                       $    8,892,151    $     8,780,850
                                                                       ==============    ===============

No securities were sold during the three month period ended September 30, 1999 and 1998. No securities were pledged as collateral at September 30, 1999 or June 30, 1999.

NOTE 3 - LOANS RECEIVABLE

Loans receivable were as follows:
                                                                            September 30,       June 30,
                                                                               1999              1999
                                                                               ----              ----
           Mortgage loans:
                1-4 family residential                                  $    86,085,474   $     84,165,483
                Multi-family residential                                      1,345,031          1,358,906
                Commercial real estate                                        9,241,428          9,407,998
                Real estate construction and
                  development                                                 7,173,450          5,930,241
                Land                                                            844,812           866,988
                    Total mortgage loans                                    104,690,195        101,729,616
           Consumer and other loans                                           4,457,154          4,131,469
                                                                        ---------------   ----------------
                    Total loans receivable                                  109,147,349        105,861,085
           Less:
                Allowance for loan losses                                      (546,199)          (528,898)
                Loans in process                                             (2,589,648)        (2,311,369)
                Deferred loan fees                                             (226,387)          (217,973)
                                                                        ---------------   ----------------

                                                                        $   105,785,115   $    102,802,845
                                                                        ===============   ================

Activity in the allowance for loan losses is summarized as follows:
                                                                                   Three Months Ended
                                                                                      September 30,
                                                                                      -------------
                                                                                   1999          1998
                                                                                   ----          ----
        Balance at beginning of period                                        $    528,898    $    425,642
        Provision for losses                                                        17,301          36,780
        Charge-offs                                                                     --         (16,277)
        Recoveries                                                                      --              --
                                                                              ------------    ------------
        Balance at end of period                                              $    546,199    $    446,145
                                                                              ============    ============

As of and for the three months ended September 30, 1999 and 1998, loans considered impaired within the scope of SFAS No. 114 were not material.

NOTE 4 - BORROWED FUNDS

At September 30, 1999 and June 30, 1999, the Association had a cash management line of credit enabling it to borrow up to $5,360,000 from the Federal Home Loan Bank of Cincinnati ("FHLB"). All cash management advances have an original maturity of 90 days. The line of credit must be renewed on an annual basis. No borrowings were outstanding on this line of credit at September 30, 1999.
Borrowings outstanding on this line of credit at June 30, 1999 were $2,800,000 with interest rates of 4.90% and 6.02%.

As a member of the FHLB system, the Association has the ability to obtain borrowings up to a maximum total of $18,484,000 at September 30, 1999, including the cash management line-of-credit. Advances from the Federal Home Loan Bank at September 30, 1999 and June 30, 1999 were as follows:

                                                                          September 30,        June 30,
                                                                              1999               1999
                                                                              ----               ----
         4.90% FHLB cash management advance,
           due September 17, 1999                                      $            --    $      2,300,000
         4.90% FHLB cash management advance,
           due September 22, 1999                                                   --             300,000
         6.02% FHLB cash management advance,
           due September 28, 1999                                                   --             200,000
         6.13% FHLB advance, due June 25, 2008                               7,000,000           7,000,000
         6.00% FHLB advance, due June 11, 2009                               5,000,000           5,000,000
         5.84% FHLB advance, due April 4, 2000                               5,000,000                  --
                                                                       ---------------    ----------------
                                                                       $    17,000,000    $     14,800,000
                                                                       ===============    ================

Advances under the borrowing agreements are collateralized by a blanket pledge of the Association's residential mortgage loan portfolio and its FHLB stock.

NOTE 5 - COMMITMENTS, CONTINGENCIES AND FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

Various contingent liabilities are not reflected in the financial statements, including claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material effect on financial condition or results of operations.

Some financial instruments are used in the normal course of business to meet financing needs of customers and reduce exposure to interest rate changes. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. These involve, to varying degrees, credit and interest rate risk in excess of amounts reported in the financial statements.

Exposure to credit loss if the other party does not perform is represented by the contractual amount for commitments to extend credit, standby letters of credit and financial guarantees written. The same credit policies are used for commitments and conditional obligations as are used for loans. The amount of collateral obtained, if deemed necessary, on extension of credit is based on management's credit evaluation and generally consists of residential or commercial real estate.

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

As of September 30, 1999 and June 30, 1999, the Corporation had commitments to make fixed-rate commercial and residential real estate mortgage loans at current market rates approximating $454,000 and $375,000, and variable-rate commercial and residential real estate mortgage loans at current market rates approximating $773,000 and $394,000. Loan commitments are generally for 30 days. The interest rates on fixed-rate commitments ranged from 7.75% to 8.25% at September 30, 1999 and ranged from 7.00% to 7.75% at June 30, 1999. The interest rates on variable-rate commitments ranged from 7.00% to 8.00% at September 30, 1999 and 7.00% to 7.75% at June 30, 1999.

The Corporation also had unused lines of credit approximating $1,612,000 and $1,434,000 at September 30, 1999 and June 30, 1999.

At September 30, 1999 and June 30, 1999, the Association was required to have $485,000 and $532,000 on deposit with its correspondent banks as a compensating clearing requirement.

The Association entered into employment agreements with certain officers of the Corporation. The agreements provide for a term of one to three years and a salary and performance review by the Board of Directors not less often than annually, as well as inclusion of the employee in any formally established employee benefit, bonus, pension and profit-sharing plans for which management personnel are eligible. The agreements provide for extensions for a period of one year on each annual anniversary date, subject to review and approval of the extension by disinterested members of the Board of Directors of the Association. The employment agreements also provide for vacation and sick leave.

--------------------------------------------------------------------------------

NOTE 6 - EMPLOYEE STOCK OWNERSHIP PLAN

The Corporation offers an employee stock ownership plan ("ESOP") for the benefit of substantially all employees of the Corporation. During July 1997, the ESOP received a favorable determination letter from the Internal Revenue Service on the qualified status of the ESOP under applicable provisions of the Internal Revenue Code.

The ESOP borrowed funds from Peoples in order to acquire common shares of Peoples. The loan is secured by the shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Association's discretionary contributions to the ESOP and earnings on ESOP assets. All dividends on unallocated shares received by the ESOP are used to pay debt service. When loan payments are made, ESOP shares are allocated to participants based on relative compensation.

During fiscal 1998, the Corporation declared and paid a $4.00 per share distribution of which $3.99 was a tax-free return of capital distribution. The ESOP received approximately $539,000 on 134,262 unallocated shares from the return of capital distribution. The ESOP used the proceeds to purchase 26,000 additional shares. The additional shares are held in suspense and allocated to participants in a manner similar to the shares originally in the ESOP.

Shares pledged as collateral are reported as unearned ESOP shares in the Consolidated Balance Sheets. As shares are released from collateral, the Corporation reports compensation expense equal to the current market price of the shares and the shares become outstanding for earnings-per-share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest. ESOP compensation expense was $39,251 and $77,703 for the three months ended September 30, 1999 and 1998.

ESOP shares as of September 30, 1999 and June 30, 1999 were as follows:
                                                                                    September 30,         June 30,
                                                                                        1999                1999
       Allocated shares                                                                  39,279             39,279
       Shares committed to be released for allocation                                     3,671                 --
       Unreleased shares                                                                125,880            129,551
                                                                                 --------------    ---------------
           Total ESOP shares                                                            168,830            168,830
                                                                                 ==============    ===============
       Fair value of unreleased shares                                           $    1,321,740    $     1,295,510
                                                                                 ==============    ===============

NOTE 7 - STOCK OPTION AND INCENTIVE PLAN

The Stock Option and Incentive Plan was approved by the shareholders of the Corporation on May 22, 1998. The Board of Directors has granted options to purchase shares of common stock at an exercise price ranging from $16.01 to $18.75 to certain employees, officers and directors of the Corporation. The exercise price for options granted prior to June 10, 1998, were reduced by the $3.99 return of capital distribution. One-fifth of the options awarded become first exercisable on each of the first five anniversaries of the date of grant. The option period expires 10 years from the date of grant. 141,824 options were outstanding at September 30, 1999 and June 30, 1999. 28,365 options were exercisable at September 30, 1999 and June 30, 1999. In addition, 36,714 options to purchase common stock are reserved for future grants at September 30, 1999 and June 30, 1999.

NOTE 8 - MANAGEMENT RECOGNITION PLAN

A Management Recognition Plan ("MRP") was adopted by the Board of Directors and approved by the shareholders of the Corporation on May 22, 1998 to purchase 71,415 common shares, which is equal to 4% of the common shares sold in connection with the conversion. The MRP will be used as a means of providing directors and certain key employees of the Corporation with an ownership interest in the Corporation in a manner designed to compensate such directors and key employees for services to the Corporation.

In conjunction with the adoption of the MRP on May 22, 1998, the Board of Directors awarded 57,128 shares to certain directors, officers and employees of the Corporation. No shares had been previously awarded. One-fifth of such shares will be earned and nonforfeitable on each of the first five anniversaries of the date of the award. At September 30, 1999 and June 30, 1999, 11,429 shares have vested. In the event of the death or disability of a participant or a change in control of the Corporation, however, the participant's shares will be deemed earned and nonforfeitable upon such date. At June 30, 1999, there were 14,287 shares reserved for future awards and held as treasury stock. Compensation expense related to MRP shares is based upon the cost of the shares, which approximates fair value at the date of grant. For the three months ended September 30, 1999 and 1998, compensation expense totaled $47,658 and $60,000.

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                   (Continued)
--------------------------------------------------------------------------------

Item 2.  Management's Discussion and Analysis

Introduction

In the following pages, management presents an analysis of the consolidated financial condition of Peoples-Sidney Financial Corporation (the "Corporation") as of September 30, 1999, compared to June 30, 1999, and results of operations for the three months ended September 30, 1999, compared with the same period in 1998. This discussion is designed to provide a more comprehensive review of operating results and financial position than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the interim financial statements and related footnotes included herein.

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

Financial Condition

Total assets at September 30, 1999 were $123.0 million compared to $116.9 million at June 30, 1999, an increase of $6.1 million, or 5.2%. The increase in total assets was due to increases in loans, cash and cash equivalents, time deposits in other financial institutions and securities available for sale funded by proceeds from increased deposits and borrowings.

Loans receivable increased $3.0 million from $102.8 million at June 30, 1999 to $105.8 million at September 30, 1999. The increase was primarily in real estate construction and development loans which increased $1.2 million and one- to four-family residential loans which increased $1.9 million. Changes in other types of mortgage loans were not significant. The overall increase in total mortgage loans is reflective of a strong local economy coupled with attractive loan rates and products compared to local competition. Expansion into new market areas through the Association's two new Branch banking facilities also contributed to the growth.

The Corporation's consumer and other loan portfolio increased $326,000 between June 30, 1999 and September 30, 1999. The increase was primarily related to new auto loans and commercial lines of credit originated at the Association's two new branch locations. Even with the increase, consumer and other loans remain a small portion of the entire loan portfolio and represented only 4.1% and 3.9% of gross loans at September 30, 1999 and June 30, 1999.

Cash and cash equivalents increased $1.2 million, time deposits in other financial institutions increased $1.0 million and securities available for sale increased $900,000 primarily as temporary earning sources until loan growth utilizes all the funds provided from time deposit growth.

Total deposits increased $3.9 million from $84.3 million at June 30, 1999 to $88.2 million at September 30, 1999. The deposit growth was the result of a new 15-month certificate of deposit. This product totaled $7.1 million at September 30, 1999. NOW accounts declined $367,000 and savings accounts declined $651,000 since June 30, 1999. Money market accounts and noninterest-bearing demand deposits had little change since June 30, 1999.

Borrowed funds were $17.0 million at September 30, 1999 compared to $14.8 million at June 30, 1999. Borrowings at September 30, 1999 consisted entirely of long-term fixed-rate advances.


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

Net Income. The Corporation earned net income of $131,000 for the three months ended September 30, 1999 compared to $117,000 for the three months ended September 30, 1998. The increase in net income was primarily due to an increase in net interest income and lower provision for loan losses.

Net Interest Income. Net interest income totaled $933,000 for the three months ended September 30, 1999 compared to $914,000 for the three months ended September 30, 1998. The increase was the result of higher income on loans and securities partially offset by an increase in interest expense on deposits and borrowings.

Interest and fees on loans increased $136,000, or 7.2% from $1,872,000 for the three months ended September 30, 1998 to $2,008,000 for the three months ended September 30, 1999. The increase in interest income was due to a higher average balance of loans partially offset by a decline in the yield earned on loans. Interest earned on securities increased $66,000 for the three months ended September 30, 1999 as compared to the same period in the prior year. The increase was the result of having a much higher balance in securities than a year ago. Securities were increased and funded with borrowings to leverage the Corporation's capital position.

Interest paid on deposits increased $34,000 for the three months ended September 30, 1999 compared to the three months ended September 30, 1998. The average rate paid on deposits declined. However, the effect of an increase in the average balance of deposits offset the decrease in the average cost.

Interest paid on borrowed funds totaled $251,000 for the three months ended September 30, 1999 compared to $108,000 for the three ended September 30, 1998. The increase in interest expense on borrowed funds resulted from a higher average balance of borrowed funds.

Provision for Loan Losses. The Corporation maintains an allowance for loan losses in an amount that, in management's judgment, is adequate to absorb probable losses inherent in the loan portfolio. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors, including the performance of the Corporation's loan portfolio, the economy, changes in real estate values and interest rates and the view of the regulatory authorities toward loan classifications. The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which is considered adequate to absorb probable losses inherent in the loan portfolio. The amount of the provision is based on management's monthly review of the loan portfolio and consideration of such factors as historical loss experience, general prevailing economic conditions, changes in the size and composition of the loan portfolio and specific borrower considerations, including the ability of the borrower to repay the loan and the estimated value of the underlying collateral.

The provision for loan losses for the three months ended September 30, 1999 totaled $17,000 compared to $37,000 for the three months ended September 30, 1998. No charge-offs occurred during the three months ended September 30, 1999, which was the primary reason for the decline in the provision for loan losses. Past charge-offs experienced by the Corporation have primarily related to consumer and other non-real estate loans. As indicated previously, such loans make up an insignificant portion of the Corporation's total loan portfolio. The Corporation's low historical charge-off history is the product of a variety of factors, including the Corporation's underwriting guidelines, which generally require a loan-to-value or projected completed value ratio of 90% for purchase or construction of one- to four-family residential properties and 75% for commercial real estate and land loans, established income information and defined ratios of debt to income. Notwithstanding the historical charge-off history, as well as a low volume of nonperforming loans, management believes it is prudent to continue to increase the allowance for loan losses as total loans increase. The allowance for loan losses totaled $546,000, or .51 % of loans receivable, net of loans in process, at September 30, 1999 compared to $529,000, or .51% of loans receivable, net of loan in process, at June 30, 1999.

Noninterest income. Noninterest income includes service fees and other miscellaneous income and totaled $23,000 for the three months ended September 30, 1999 and $14,000 for the three months ended September 30, 1998. The increase was primarily due to an increase in service charges on deposit accounts.

Noninterest expense. Noninterest expense totaled $714,000 for the three months ended September 30, 1999 compared to $708,000 for the three months ended September 30, 1998, an increase of $6,000, or 0.8%. The increase was the result of an increase in occupancy and equipment expense due to the two new branches.

Income Tax Expense. The volatility of income tax expense is primarily attributable to the change in income before income taxes. Income tax expense totaled $93,000 for the three months ended September 30, 1999 compared to $66,000 for the three months ended September 30, 1998, representing an increase of $27,000, or 40.3 %. The effective tax rate was 41.4% and 36.1% for the three months ended September 30, 1999 and 1998.

Liquidity and Capital Resources

The Corporation's liquidity, primarily represented by cash and cash equivalents, is a result of operating, investing and financing activities. These activities are summarized below for the three months ended September 30, 1999 and 1998.

                                                                                              Three Months
                                                                                           Ended September 30,
                                                                                           -------------------
                                                                                           1999            1998
                                                                                           ----            ----
                                                                                          (Dollars in thousands)

Net income                                                                            $        131     $        117
Adjustments to reconcile net income to net cash from
  operating activities                                                                          68              186
                                                                                      ------------     ------------
Net cash from operating activities                                                             199              303
Net cash from investing activities                                                          (4,989)          (2,206)
Net cash from financing activities                                                           5,989              940
                                                                                      ------------     ------------
Net change in cash and cash equivalents                                                      1,199             (963)
Cash and cash equivalents at beginning of period                                             1,933            4,947
                                                                                      ------------     ------------
Cash and cash equivalents at end of period                                            $      3,132     $      3,984
                                                                                      ============     ============

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

OTS regulations presently require the Association to maintain an average daily balance of investments in United States Treasury, federal agency obligations and other investments in an amount equal to 4% of the sum of the Association's average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement, which may be changed from time to time by the OTS to reflect changing economic conditions, is intended to provide a source of relatively liquid funds on which the Association may rely, if necessary, to fund deposit withdrawals or other short-term funding needs. At September 30, 1999, the Association's regulatory liquidity was 14.5%. At such date, the Corporation had commitments to originate fixed-rate commercial and residential real estate loans totaling $454,000 and variable-rate commercial and residential real estate mortgage loans totaling $773,000. Loan commitments are generally for 30 days. The Corporation considers its liquidity and capital reserves sufficient to meet its outstanding short and long term needs. See Note 5 of the Notes to Consolidated Financial Statements.

The Association is subject to various regulatory capital requirements administered by the federal regulatory agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Association must meet specific capital guidelines that involve quantitative measures of the Association's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Association's capital amounts and classifications are also subject to qualitative judgments by the regulators about the Association's components, risk weightings and other factors. Failure to meet minimum capital requirements can initiate certain mandatory actions that, if undertaken, could have a direct material effect on the Corporation's financial statements. At September 30, 1999 and June 30, 1999, management believes the Association complies with all regulatory capital requirements. Based on the Association's computed regulatory capital ratios, the Association is considered well capitalized under the Federal Deposit Insurance Act at September 30, 1999 and June 30, 1999. No conditions or events have occurred subsequent to the last notification by regulators that management believes would have changed the Association's category.

At September 30, 1999 and June 30, 1999, the Association's actual capital levels and minimum required levels were:

                                                                   Minimum                      Minimum
                                                               Required To Be               Required To Be
                                                           Adequately Capitalized          Well Capitalized
                                                           Under Prompt Corrective      Under Prompt Corrective
                                         Actual              Action Regulations           Action Regulations
                                  Amount         Ratio      Amount         Ratio         Amount          Ratio
                                  ------         -----      ------         -----         ------          -----
                                                             (Dollars in Thousands)
September 30, 1999
Total capital (to risk-
  weighted assets)             $  13,929         17.6%    $  6,317          8.0%     $    7,896          10.0%
Tier 1 (core) capital (to
  risk-weighted assets)           13,389         17.0        3,158          4.0           4,738           6.0
Tier 1 (core) capital (to
  adjusted total assets)          13,389         10.9        4,923          4.0           6,153           5.0
Tangible capital (to
  adjusted total assets)          13,389         10.9        1,846          1.5             N/A
June 30, 1999
Total capital (to risk-
  weighted assets)             $  13,634         18.0%    $  6,069          8.0%     $    7,586          10.0%
Tier 1 (core) capital (to
  risk-weighted assets)           13,152         17.3        3,035          4.0           4,552           6.0
Tier 1 (core) capital (to
  adjusted total assets)          13,152         11.2        4,677          4.0           5,847           5.0
Tangible capital (to
  adjusted total assets)          13,152         11.2        1,754          1.5             N/A

Year 2000 ("Y2K") Issue

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

The Corporation began by identifying mission critical systems in the fourth quarter of 1997. Every system was reviewed and inventoried and determined to be "mission critical" or "nonmission critical." Mission critical systems are those critical to providing service to the customers by maintaining customer records, general accounting functions and those that would impact the Corporation's liquidity if they should fail.

The following systems were identified as mission critical by management. A brief description on the status of each system is listed below.

   1. File servers and Novell network
   2. Teller equipment and NCR BMS teller and new accounts software
   3. Other personal computers
   4. NCR Starcom account processing including ACH items and EDS (Jeannie)
   5. IPS accounting software
   6. Federal Home Loan Bank
   7. Bankers Systems, Inc. new loan software
   8. EDS

File Servers and Novell Network

Due to two new branches, two new Compaq file servers were purchased in 1998 and have been verified as Y2K compliant. The Novell operating software was either upgraded or purchased and has been verified as Y2K compliant. One file server at a branch location will not rollover the date into the next century, but can be manually set and will correctly handle dates forward including leap year. The file server and software were tested at the Sidney location in August 1998 by advancing the date to the next century and performing daily teller functions.

Teller Equipment and NCR Software

All personal computer-based equipment and NCR software were updated and then tested in August 1998. The testing included running of transactions in Year 2000 environment against an on-line test file. Review of the results showed the processing operated correctly and is Y2K compliant.

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
NCR Starcom Account Processing

The Starcom account processing was tested in August 1998 in conjunction with the teller equipment and software. The results of these tests were reviewed and showed that the system operated as expected and is Y2K compliant. An additional test was performed in July 1999 for items that had been added since the previous test. The results of this test indicate these items will operate as expected. NCR also tested with EDS (Jeannie) and the ACH networks on a proxy basis and have certified that they are compliant.

IPS Accounting Software

The IPS accounting was presented as being Y2K compliant by the manufacturer and was tested in December 1998 by the Corporation. The test results were as expected and showed the system to be compliant.

Federal Home Loan Bank

The FHLB is the primary correspondent of the Corporation and provides the Corporation with liquidity through advances, and cash and also acts as settlement agent with the Federal Reserve Bank. The FHLB has reported completion of all mission-critical testing.

Bankers Systems, Inc. Loan Processing Software

The Bankers  Systems,  Inc. loan  processing  software has been certified as Y2K
compliant  by  the   manufacturer  and  was  tested  in  December  1998  by  the
Corporation. All tests showed the software to be compliant.

EDS

EDS provides the Corporation with on-us check clearing, statement mailing, check encoding and depositing. They have reported being Y2K compliant.

Bank Security

All security systems have been certified as Y2K compliant or do not use a date function in the operation of the system.

Other Nonmission Critical Systems

All nonmission critical systems have been reviewed and made Y2K ready or will be removed from service prior to year-end.

Y2K Costs

The total direct cost of upgrading equipment and software, personnel and testing associated fees will be approximately $21,000. Some other indirect costs were incurred due to upgrading equipment that would have needed to be replaced over the coming year.

Business Resumption Contingency Plan

The Corporation's contingency plans have been reviewed and updated. A special Y2K addendum was also added to cover special concerns and needs of the century change. These included liquidity and cash needs of the Association. The Corporation has secured a guaranteed Y2K line from the FHLB to be used in addition to the normal line of credit that has been recently renewed. The Corporation plans to maintain higher levels of liquidity the remainder of 1999 through maturing investments, normal cash flows and FHLB advances. As part of the contingency plan, however, the Corporation has determined that if such service providers were to have their systems fail, the Corporation would implement manual systems until such systems could be re-established. The Corporation does not anticipate that such short term manual systems would have a material adverse effect on the Corporation's operations. The expense of any change in suppliers or servicers is not expected to be material to the Corporation.

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

--------------------------------------------------------------------------------
Item 1.    Legal Proceedings
           None.

Item 2.    Changes in Securities and Use of Proceeds
           None.

Item 3.    Defaults Upon Senior Securities
           Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

           There were no matters brought to a vote of security holders during the quarter ended September 30, 1999.

Item 5.    Other Information
           None.

Item 6.    Exhibits and Reports on Form 8-K

           (a)      Exhibit No. 27:  Financial Data Schedule

           (b) Form 8-K was filed on July 16, 1999. Under Item 5, Other Events, the Corporation reported the issuance of a press release to announce the quarterly and year-end earning and declare a dividend.

                                   SIGNATURES

--------------------------------------------------------------------------------
Pursuant to the requirement of the Securities Exchange Act of 1934, the small business issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:      November 9, 1999                           /s/ Douglas Stewart
     ----------------------                           ------------------------
                                                      Douglas Stewart
                                                      President


Date:      November 9, 1999                           /s/ Debra Geuy
     ----------------------                           ------------------------
                                                      Debra Geuy
                                                      Chief Financial Officer

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER          DESCRIPTION
------          -----------

   27           Financial Data Schedule