Form 10QSB
period 1999-12-31
PEOPLES SIDNEY FINANCIAL CORP
filed 2000-02-10
CIK 1031340

FORM 10-QSB

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

 (Mark One)

[ X ]     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1999

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

                                 (937) 492-6129
                           ---------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [   ]         No [ X ]

As of February 7, 2000, the latest practicable date, 1,637,122 shares of the issuer's common shares, $.01 par value, were issued and outstanding.

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

  Item 3.     Defaults Upon Senior Securities

  Item 4.     Submission of Matters to a Vote of Security Holders

  Item 5.     Other Information

  Item 6.     Exhibits and Reports on Form 8-K


SIGNATURES

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
--------------------------------------------------------------------------------


Item 1.  Financial Statements

                                                               December 31,        June 30,
                                                                  1999               1999
                                                              -------------      -------------
ASSETS

Cash and due from banks                                       $   2,552,952      $   1,298,357
Interest-bearing deposits in other financial institutions         1,289,683            634,621
Overnight deposits                                                     --                 --
                                                              -------------      -------------
     Total cash and cash equivalents                              3,842,635          1,932,978
Time deposits in other financial institutions                       100,000            400,000
Securities available for sale                                     8,603,959          7,858,111
Federal Home Loan Bank stock                                        951,300            907,700
Loans receivable, net                                           109,274,096        102,802,845
Accrued interest receivable                                         833,554            759,913
Premises and equipment, net                                       1,959,878          1,985,608
Other assets                                                        144,883            235,104
                                                              -------------      -------------

     Total assets                                             $ 125,710,305      $ 116,882,259
                                                              =============      =============


LIABILITIES

Deposits                                                      $  89,311,579      $  84,310,492
Borrowed funds                                                   18,700,000         14,800,000
Accrued interest payable and other liabilities                      230,411            409,550
                                                              -------------      -------------
     Total liabilities                                          108,241,990         99,520,042

SHAREHOLDERS' EQUITY

Preferred stock, $.01 par value, 500,000 shares
  authorized, none issued and outstanding
Common stock, $.01 par value, 3,500,000 shares
  authorized, 1,785,375 shares issued                                17,854             17,854
Additional paid-in capital                                       10,767,778         10,779,941
Retained earnings                                                10,675,058         10,643,040
Treasury stock, 120,753 shares at cost                           (1,766,399)        (1,766,399)
Unearned employee stock ownership plan shares                    (1,433,985)        (1,520,139)
Unearned management recognition plan shares                        (651,376)          (746,692)
Accumulated other comprehensive income                             (140,615)           (45,388)
                                                              -------------      -------------
     Total shareholders' equity                                  17,468,315         17,362,217
                                                              -------------      -------------

     Total liabilities and shareholders' equity               $ 125,710,305      $ 116,882,259
                                                              =============      =============

          See accompanying notes to consolidated financial statements.

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                Three Months Ended             Six Months Ended
                                                   December 31,                   December 31,
                                            -------------------------     -------------------------
                                               1999           1998           1999           1998
                                            ----------     ----------     ----------     ----------
Interest income
    Loans, including fees                   $2,076,814     $1,929,743     $4,084,790     $3,802,046
    Securities                                 146,869         57,509        277,014        121,542
    Interest-bearing demand, time and
      overnight deposits                        19,897         25,251         60,757         73,978
    Dividends on Federal Home Loan Bank

      stock                                     16,307         15,207         32,894         30,676
                                            ----------     ----------     ----------     ----------
       Total interest income                 2,259,887      2,027,710      4,455,455      4,028,242

Interest expense
    Deposits                                 1,066,617        978,473      2,078,478      1,956,414
    Borrowed funds                             260,924        111,838        511,713        220,152
                                            ----------     ----------     ----------     ----------
       Total interest expense                1,327,541      1,090,311      2,590,191      2,176,566
                                            ----------     ----------     ----------     ----------

Net interest income                            932,346        937,399      1,865,264      1,851,676

Provision for loan losses                       10,698         16,139         27,999         52,919
                                            ----------     ----------     ----------     ----------

Net interest income after provision for
  loan losses                                  921,648        921,260      1,837,265      1,798,757

Noninterest income
    Service fees and other charges              19,680         20,123         42,413         34,414

Noninterest expense
    Compensation and benefits                  393,704        405,330        758,129        788,364
    Director fees                               30,000         30,000         60,000         60,000
    Occupancy and equipment                     76,003         73,348        153,710        120,650
    Computer processing expense                 49,782         41,303         97,261         84,185
    FDIC deposit insurance premiums             12,777         11,424         24,980         23,334
    State franchise taxes                       74,343         76,100        149,666        144,456
    Professional fees                           27,942         26,795         57,419         60,166
    Other                                       79,207         92,712        156,876        184,332
                                            ----------     ----------     ----------     ----------
       Total noninterest expense               743,758        757,012      1,458,041      1,465,487
                                            ----------     ----------     ----------     ----------

Income before income taxes                     197,570        184,371        421,637        367,684

Income tax expense                              81,893         66,660        174,709        132,797
                                            ----------     ----------     ----------     ----------

Net income                                  $  115,677     $  117,711     $  246,928     $  234,887
                                            ==========     ==========     ==========     ==========

Earnings per common share - basic           $     0.08     $     0.07     $     0.17     $     0.14
                                            ==========     ==========     ==========     ==========

Earnings per common share - diluted         $     0.08     $     0.07     $     0.17     $     0.14
                                            ==========     ==========     ==========     ==========

          See accompanying notes to consolidated financial statements.

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                            Three Months Ended           Six Months Ended
                                                               December 31,                December 31,
                                                        ------------------------      ------------------------
                                                           1999          1998           1999           1998
                                                        ---------      ---------      ---------      ---------
Net income                                              $ 115,677      $ 117,711      $ 246,928      $ 234,887

Other comprehensive income

    Unrealized holding gain (loss) on available for
      sale securities arising during the period          (101,752)       (17,206)      (144,283)        (4,363)
    Tax effect                                             34,596          5,850         49,056          1,484
                                                        ---------      ---------      ---------      ---------
       Other comprehensive income                         (67,156)       (11,356)       (95,227)        (2,879)
                                                        ---------      ---------      ---------      ---------

Comprehensive income                                    $  48,521      $ 106,355      $ 151,701      $ 232,008
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

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
                              SHAREHOLDERS' EQUITY
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                                             Six Months
                                                                                          Ended December 31,
                                                                                          ------------------
                                                                                      1999                1998
                                                                                      ----                ----
Balance, beginning of period                                                    $    17,362,217    $     19,626,016

Net income for period                                                                   246,928             234,887

Cash dividends, $.14 per share in 1999 and 1998                                        (214,910)           (226,671)

Purchase of 72,500 shares in 1998 of treasury
  stock, at cost                                                                             --          (1,283,437)

Commitment to release 5,712 management recognition plan shares                           95,316                  --

Commitment to release 7,343 and 7,624 employee stock ownership
  plan shares in 1999 and 1998, at fair value                                            73,991             140,479

Change in fair value on securities available for sale, net of tax                       (95,227)             (2,879)
                                                                                ---------------    ----------------

Balance, end of period                                                          $    17,468,315    $     18,488,395
                                                                                ===============    ================




          See accompanying notes to consolidated financial statements.

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                           Six Months Ended
                                                                             December 31,
                                                                     ----------------------------
                                                                         1999            1998
                                                                     -----------      -----------
Cash flows from operating activities
     Net income                                                      $   246,928      $   234,887
     Adjustments to reconcile net income to net cash from
       operating activities
         Depreciation                                                     76,976           45,242
         Provision for loan losses                                        27,999           52,919
         FHLB stock dividends                                            (32,800)         (30,600)
         Compensation expense for ESOP shares                             73,991          140,479
         Compensation expense for MRP shares                              95,316             --
         Change in:
              Accrued interest receivable and other assets               (36,986)         133,233
              Accrued expense and other liabilities                      (78,221)         161,120
              Deferred loan fees                                          16,713            8,311
                                                                     -----------      -----------
                  Net cash from operating activities                     389,916          745,591

Cash flows from investing activities

     Purchases of securities available for sale                       (2,000,000)            --
     Maturities and calls of securities available for sale             1,000,000          500,000
     Principal repayments on mortgage-backed securities                  111,573             --
     Purchases of time deposits in other financial institutions       (1,000,000)        (500,000)
     Maturities of time deposits in other financial institutions       1,300,000             --
     Net increase in loans                                            (6,515,963)      (3,355,603)
     Premises and equipment expenditures                                 (51,246)      (1,097,027)
     Purchase of FHLB stock                                              (10,800)            --
                                                                     -----------      -----------
         Net cash from investing activities                           (7,166,436)      (4,452,630)

Cash flows from financing activities

     Net change in deposits                                            5,001,087        2,835,175
     Net change in short-term borrowings                              (1,100,000)         700,000
     Proceeds from long-term borrowings                                5,000,000             --
     Cash dividends paid                                                (214,910)        (226,671)
     Purchase of treasury stock                                             --         (1,283,437)
                                                                     -----------      -----------
         Net cash from financing activities                            8,686,177        2,025,067
                                                                     -----------      -----------

Net change in cash and cash equivalents                                1,909,657       (1,681,972)

Cash and cash equivalents at beginning of period                       1,932,978        4,947,253
                                                                     -----------      -----------

Cash and cash equivalents at end of period                           $ 3,842,635      $ 3,265,281
                                                                     ===========      ===========

Supplemental disclosures of cash flow information
     Cash paid during the period for
         Interest                                                    $ 2,590,731      $ 2,180,326
         Income taxes                                                    273,000           21,000

Noncash transactions

     Transfer from loans to other real estate owned                         --             62,444

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

These interim consolidated financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of the Corporation at December 31, 1999 and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions of Form 10-QSB and, therefore, do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances, and should be read in conjunction with the consolidated financial statements and notes thereto of the Corporation for the fiscal year ended June 30, 1999, included in its 1999 Annual Report. Reference is made to the accounting policies of the Corporation described in the notes to consolidated financial statements contained in its 1999 Annual Report. The Corporation has consistently followed these policies in preparing this Form 10-QSB.

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

Income tax expense is based on the effective tax rate expected to be applicable for the entire year. Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between the carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

Basic earnings per share ("EPS") is net income divided by the weighted average number of shares outstanding during the period. Unallocated ESOP shares are not considered outstanding for this calculation. Management recognition plan ("MRP") shares are considered outstanding as they become vested. Diluted EPS shows the dilutive effect of MRP shares and the additional common shares issuable under stock options.

A reconciliation of the numerators and denominators used in the computation of the basic earnings per common share and diluted earnings per common share is presented below:

                                                          Three Months Ended              Six Months Ended
                                                          ------------------              ----------------
                                                             December 31,                   December 31,
                                                             ------------                   ------------
                                                       1999             1998             1999            1998
                                                    -----------      -----------      -----------      -----------
Basic Earnings Per Common Share
  Numerator
    Net income                                      $   115,677      $   117,711      $   246,928      $   234,887
                                                    ===========      ===========      ===========      ===========
  Denominator
    Weighted average common shares
      outstanding                                     1,664,622        1,740,641        1,664,622        1,755,232
    Less:  Average unallocated ESOP shares             (124,044)        (139,081)        (125,880)        (140,987)
    Less:  Average unearned MRP shares                  (40,463)            --            (41,891)            --
                                                    -----------      -----------      -----------      -----------
    Weighted average common shares
      outstanding for basic earnings per
      common share                                    1,500,115        1,601,560        1,496,851        1,614,245
                                                    ===========      ===========      ===========      ===========

  Basic earnings per common share                   $      0.08      $      0.07      $      0.17      $      0.14
                                                    ===========      ===========      ===========      ===========

Diluted Earnings Per Common Share
  Numerator
    Net income                                      $   115,677      $   117,111      $   246,928      $   234,887
                                                    ===========      ===========      ===========      ===========
  Denominator
    Weighted average common shares
      outstanding for basic earnings per
      common share                                    1,500,115        1,601,560        1,496,851        1,614,245
    Add:  Dilutive effects of average unearned
      MRP shares                                           --               --               --               --
    Add:  Dilutive effects of assumed exercises
      of stock options                                     --               --               --               --
                                                    -----------      -----------      -----------      -----------
    Weighted average common shares and
      dilutive potential common shares
      outstanding                                     1,500,115        1,601,560        1,496,851        1,614,245
                                                    ===========      ===========      ===========      ===========

  Diluted earnings per common share                 $      0.08      $      0.07      $      0.17      $      0.14
                                                    ===========      ===========      ===========      ===========

Unearned MRP shares and stock options granted did not have a dilutive effect on EPS for the three and six months ended December 31, 1999 as the fair value of the MRP shares on the date of grant and the exercise price of outstanding options was greater than the average market price for the period. For the three and six months ended December 31, 1998, stock options granted did not have a dilutive effect on EPS as the exercise price of outstanding options was greater than the average market price for the period. Unearned MRP shares did not have a dilutive effect on EPS, as no shares had been purchased by the MRP plan as of December 31, 1998.

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

 NOTE 2 - SECURITIES

Securities were as follows:

                                                                Gross           Gross          Estimated
                                               Amortized     Unrealized      Unrealized          Fair
                                                 Cost           Gains          Losses            Value
                                           ---------------    ----------    -----------     --------------
         December 31, 1999
         -----------------
         Securities available for sale
             U.S. Government agencies      $     3,998,530    $       --    $   (84,230)    $    3,914,300
             Mortgage-backed securities          4,818,482            --       (128,823)         4,689,659
                                           ---------------    ----------    -----------     --------------

                Total                      $     8,817,012    $       --    $  (213,053)    $    8,603,959
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
                                           ===============    ==========    ===========     ==============

Contractual maturities of securities at December 31, 1999 were as follows. Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity, primarily mortgage-backed securities, are shown separately.

                                                                                             Estimated
                                                                          Amortized            Fair
                                                                            Cost               Value
                                                                       --------------    ---------------
        Securities available for sale
           Due after one year through five years                       $    3,998,530    $     3,914,300
           Mortgage-backed securities                                       4,818,482          4,689,659
                                                                       --------------    ---------------

                                                                       $    8,817,012    $     8,603,959
                                                                       ==============    ===============

No securities were sold during the three or six months ended December 31, 1999 and 1998. No securities were pledged as collateral at December 31, 1999 or June 30, 1999.

NOTE 3 - LOANS RECEIVABLE

Loans receivable were as follows:

                                              December 31,           June 30,
                                                 1999                  1999
                                             -------------        -------------
Mortgage loans:
     1-4 family residential                  $  89,111,580        $  84,165,483
     Multi-family residential                    1,329,101            1,358,906
     Commercial real estate                      9,807,587            9,407,998
     Real estate construction and
       development                               7,983,262            5,930,241
     Land                                          834,749              866,988
                                             -------------        -------------
         Total mortgage loans                  109,066,279          101,729,616
Consumer and other loans                         4,770,667            4,131,469
                                             -------------        -------------
         Total loans receivable                113,836,946          105,861,085
Less:
     Allowance for loan losses                    (557,407)            (528,898)
     Loans in process                           (3,770,757)          (2,311,369)
     Deferred loan fees                           (234,686)            (217,973)
                                             -------------        -------------

                                             $ 109,274,096        $ 102,802,845
                                             =============        =============

Activity in the allowance for loan losses is summarized as follows:

                                      Three Months Ended            Six Months Ended
                                      ------------------            ----------------
                                         December 31,                 December 31,
                                         ------------                 ------------
                                      1999          1998           1999          1998
                                   ---------     ---------      ---------     ---------
Balance at beginning of period     $ 546,199     $ 446,145      $ 528,898     $ 425,642
Provision for losses                  10,698        16,139         27,999        52,919
Charge-offs                             --          (6,344)          --         (22,621)
Recoveries                               510           562            510           562
                                   ---------     ---------      ---------     ---------

Balance at end of period           $ 557,407     $ 456,502      $ 557,407     $ 456,502
                                   =========     =========      =========     =========

As of and for the three and six months ended December 31, 1999 and 1998, loans considered impaired within the scope of SFAS No. 114 were not material.

NOTE 4 - BORROWED FUNDS

At December 31, 1999 and June 30, 1999, the Association had a cash management line of credit enabling it to borrow up to $8,000,000 and $5,360,000 from the Federal Home Loan Bank of Cincinnati ("FHLB"). All cash management advances have an original maturity of 90 days. The line of credit must be renewed on an annual basis. $1,700,000 borrowings were outstanding on this line of credit at December 31, 1999, with an interest rate of 4.75%. Borrowings outstanding on this line of credit at June 30, 1999 were $2,800,000 with interest rates of 4.90% and 6.02%.

As a member of the FHLB system, the Association has the ability to obtain borrowings up to a maximum total of $19,026,000 at December 31, 1999, including the cash management line-of-credit. Advances from the Federal Home Loan Bank at December 31, 1999 and June 30, 1999 were as follows:

                                                                          December 31,         June 30,
                                                                              1999               1999
                                                                              ----               ----
         4.90% FHLB cash management advance,
           due September 17, 1999                                      $            --    $      2,300,000
         4.90% FHLB cash management advance,
           due September 22, 1999                                                   --             300,000
         6.02% FHLB cash management advance,
           due September 28, 1999                                                   --             200,000
         Variable-rate FHLB cash management advances,
           4.75% at December 31, 1999                                        1,700,000                  --
         5.84% FHLB advance, due April 4, 2000                               5,000,000                  --
         6.13% FHLB advance, due June 25, 2008                               7,000,000           7,000,000
         6.00% FHLB advance, due June 11, 2009                               5,000,000           5,000,000
                                                                       ---------------    ----------------
                                                                       $    18,700,000    $     14,800,000
                                                                       ===============    ================

Advances under the borrowing agreements are collateralized by a blanket pledge of the Association's residential mortgage loan portfolio and its FHLB stock.

NOTE 5 - COMMITMENTS, CONTINGENCIES AND FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

Various contingent liabilities are not reflected in the financial statements, including claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters is not expected to have a material effect on financial condition or results of operations.

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

As of December 31, 1999 and June 30, 1999, the Corporation had commitments to make fixed-rate commercial and residential real estate mortgage loans at current market rates approximating $51,000 and $375,000, and variable-rate commercial and residential real estate mortgage loans at current market rates approximating $328,000 and $394,000. Loan commitments are generally for 30 days. The interest rate on fixed-rate commitments was 8.5% at December 31, 1999 and ranged from 7.00% to 7.75% at June 30, 1999. The interest rates on variable-rate commitments ranged from 7.25% to 8.50% at December 31, 1999 and 7.00% to 7.75% at June 30, 1999.

The Corporation also had unused lines of credit approximating $1,835,000 and $1,434,000 at December 31, 1999 and June 30, 1999.

At December 31, 1999 and June 30, 1999, the Association was required to have $482,000 and $532,000 on deposit with its correspondent banks as a compensating clearing requirement.

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

Shares pledged as collateral are reported as unearned ESOP shares in the Consolidated Balance Sheets. As shares are released from collateral, the Corporation reports compensation expense equal to the current market price of the shares and the shares become outstanding for earnings-per-share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest. ESOP compensation expense was $34,740 and $62,776 for the three months ended December 31, 1999 and 1998 and $73,991 and $140,479 for the six months ended December 31, 1999 and 1998.

ESOP shares as of December 31, 1999 and June 30, 1999 were as follows:

                                                       December 31,    June 30,
                                                          1999           1999
                                                       ----------     ----------
Allocated shares                                           39,279         39,279
Shares committed to be released for allocation              7,343           --
Unreleased shares                                         122,208        129,551
                                                       ----------     ----------
    Total ESOP shares                                     168,830        168,830
                                                       ==========     ==========

Fair value of unreleased shares                        $1,069,320     $1,295,510
                                                       ==========     ==========

NOTE 7 - STOCK OPTION AND INCENTIVE PLAN

The Stock Option and Incentive Plan was approved by the shareholders of the Corporation on May 22, 1998. The Board of Directors has granted options to purchase shares of common stock at exercise prices ranging from $16.01 to $18.75 to certain employees, officers and directors of the Corporation. The exercise price for options granted prior to June 10, 1998, were reduced by the $3.99 return of capital distribution. One-fifth of the options awarded become first exercisable on each of the first five anniversaries of the date of grant. The option period expires 10 years from the date of grant. 141,824 options were outstanding at December 31, 1999 and June 30, 1999. 28,365 options were exercisable at December 31, 1999 and June 30, 1999. In addition, 36,714 options to purchase common stock are reserved for future grants at December 31, 1999 and June 30, 1999.

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

In conjunction with the adoption of the MRP on May 22, 1998, the Board of Directors awarded 57,128 shares to certain directors, officers and employees of the Corporation. No shares had been previously awarded. One-fifth of such shares will be earned and nonforfeitable on each of the first five anniversaries of the date of the award. At December 31, 1999 and June 30, 1999, 11,429 shares have vested. In the event of the death or disability of a participant or a change in control of the Corporation, the participant's shares will be deemed earned and nonforfeitable upon such date. At June 30, 1999, there were 14,287 shares reserved for future awards and held as treasury stock. Compensation expense related to MRP shares is based upon the cost of the shares, which approximates fair value at the date of grant. For the three months ended December 31, 1999 and 1998, compensation expense totaled $47,658 and $60,000. for the six months ended December 31, 1999 and 1998, compensation expense totaled $95,316 and $120,000.

                      PEOPLES-SIDNEY FINANCIAL CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Item 2.  Management's Discussion and Analysis

Introduction

In the following pages, management presents an analysis of the consolidated financial condition of the Corporation as of December 31, 1999, compared to June 30, 1999, and results of operations for the three and six months ended December 31, 1999, compared with the same periods in 1998. This discussion is designed to provide a more comprehensive review of operating results and financial position than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the interim financial statements and related footnotes included herein.

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

Financial Condition

Total assets at December 31, 1999 were $125.7 million compared to $116.9 million at June 30, 1999, an increase of $8.8 million, or 7.6%. The increase in total assets was due to increases in loans, cash and cash equivalents and securities available for sale funded by proceeds from increased deposits and borrowings.

Loans receivable increased $6.5 million from $102.8 million at June 30, 1999 to $109.3 million at December 31, 1999. The increase was primarily in real estate construction and development loans which increased $2.1 million and one- to four-family residential loans which increased $4.9 million. Changes in other types of mortgage loans were not significant. The overall increase in total mortgage loans is reflective of a strong local economy coupled with attractive loan rates and products compared to local competition. Expansion into new market areas through the Association's two new branch banking facilities also contributed to the growth.

The Corporation's consumer and other loan portfolio increased $639,000 between June 30, 1999 and December 31, 1999. The increase was primarily related to new auto loans and commercial business loans. Even with the increase, consumer and other loans remain a small portion of the entire loan portfolio and represented only 4.2% and 3.9% of gross loans at December 31, 1999 and June 30, 1999.

Cash and cash equivalents increased $1.9 million and securities available for sale increased $746,000 primarily as temporary earning sources until loan growth utilizes all the funds provided from deposit growth and also to provide for Year 2000 contingencies.

Total deposits increased $5.0 million from $84.3 million at June 30, 1999 to $89.3 million at December 31, 1999. The deposit growth was the result of a new 15-month certificate of deposit. This product totaled $12.3 million at December 31, 1999. Other certificate of deposit accounts declined $6.1 million. NOW accounts declined $82,000, savings accounts declined $900,000 and money market accounts declined $128,000 since June 30, 1999. Noninterest-bearing demand deposits had little change since June 30, 1999.

Borrowed funds were $18.7 million at December 31, 1999 compared to $14.8 million at June 30, 1999. Borrowings at December 31, 1999 consisted primarily of long-term fixed-rate advances.

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

Three Months Ended December 31, 1999 Compared to Three Months Ended December 31, 1998

Net Income. Net income before income taxes was $198,000 for the quarter ending December 31, 1999, compared to $184,000 for the same period in 1998, a 7.2% increase. Net income for the three months ended December 31, 1999 was $116,000 compared to $118,000 in 1998. The decrease in net income for the quarter represents an increase in federal income tax accruals due to an increase in the effect tax rate primarily relating to the Corporation's stock-based benefit plans.

Net Interest Income. Net interest income totaled $932,000 for the three months ended December 31, 1999 compared to $937,000 for the three months ended December 31, 1998. The slight decrease was due to a decrease in the net interest margin almost entirely offset by an increase in average earning assets.

Interest and fees on loans increased $147,000, or 7.6% from $1,930,000 for the three months ended December 31, 1998 to $2,077,000 for the three months ended December 31, 1999. The increase in interest income was due to a higher average balance of loans partially offset by a decline in the yield earned on loans.

Interest earned on securities increased $89,000 for the three months ended December 31, 1999 as compared to the same period in the prior year. The increase was the result of having a much higher balance in securities than a year ago. Securities were increased and funded with borrowings to leverage the Corporation's capital position.

Interest  earned  on  interest-bearing   demand,  time  and  overnight  deposits
decreased $5,000 due to the higher levels of noninterest-earning cash on hand required for Year 2000 planning purposes.

Interest paid on deposits increased $88,000 for the three months ended December 31, 1999 compared to the three months ended December 31, 1998. The average rate paid on deposits declined. However, the effect of an increase in the average balance of deposits offset the decrease in the average cost.

Interest paid on borrowed funds totaled $261,000 for the three months ended December 31, 1999 compared to $112,000 for the three months ended December 31, 1998. The increase in interest expense on borrowed funds resulted from a higher average balance of borrowed funds.

Provision for Loan Losses. The Corporation maintains an allowance for loan losses in an amount that, in management's judgment, is adequate to absorb probable losses in the loan portfolio. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors, including the performance of the Corporation's loan portfolio, the economy, changes in real estate values and interest rates and the view of the regulatory authorities toward loan classifications. The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which is considered adequate to absorb probable losses in the loan portfolio. The amount of the provision is based on management's monthly review of the loan portfolio and consideration of such factors as historical loss experience, general prevailing economic conditions, changes in the size and composition of the loan portfolio and specific borrower considerations, including the ability of the borrower to repay the loan and the estimated value of the underlying collateral.

The provision for loan losses for the three months ended December 31, 1999 totaled $11,000 compared to $16,000 for the three months ended December 31, 1998. No charge-offs occurred during the three months ended December 31, 1999, which was the primary reason for the decline in the provision for loan losses. Past charge-offs experienced by the Corporation have primarily related to consumer and other non-real estate loans. As indicated previously, such loans make up an insignificant portion of the Corporation's total loan portfolio. The Corporation's low historical charge-off history is the product of a variety of factors, including the Corporation's underwriting guidelines, which generally require a loan-to-value or projected completed value ratio of 90% for purchase or construction of one- to four-family residential properties and 75% for commercial real estate and land loans, established income information and defined ratios of debt to income. Notwithstanding the historical charge-off history, as well as a low volume of nonperforming loans, management believes it is prudent to continue to increase the allowance for loan losses as total loans increase. The allowance for loan losses totaled $557,000, or .51% of loans receivable, net of loans in process, at December 31, 1999 compared to $529,000, or .51% of loans receivable, net of loan in process, at June 30, 1999.

Noninterest   income.   Noninterest  income  includes  service  fees  and  other
miscellaneous income and totaled $20,000 for the three months ended December 31, 1999 and 1998.

Noninterest expense. Noninterest expense totaled $744,000 for the three months ended December 31, 1999 compared to $757,000 for the three months ended December 31, 1998, a decrease of $13,000, or 1.8%. The decrease was the result of a decrease in employee stock-based benefit plan related expenses coupled with a reduction in other expenses.

Income Tax Expense. The volatility of income tax expense is primarily attributable to the change in income before income taxes. Income tax expense totaled $82,000 for the three months ended December 31, 1999 compared to $67,000 for the three months ended December 31, 1998, representing an increase of $15,000, or 22.9%. This increase is due to an increase in the effective tax rate primarily relating to the Corporation's stock-based benefit plans. The effective tax rate was 41.5% and 36.2% for the three months ended December 31, 1999 and December 31, 1998.

Six Months Ended December 31, 1999 Compared to the Six Months Ended December 31, 1998

Net Income. The Corporation earned net income of $247,000 for the six months ended December 31, 1999 compared to $235,000 for the six months ended December 31, 1998. The increase in net income was primarily due to an increase in net interest income and lower provision for loan losses offset by an increase in income tax expense.

Net Interest Income. Net interest income totaled $1,865,000 for the six months ended December 31, 1999 compared to $1,852,000 for the six months ended December 31, 1998. The increase was the result of higher income on loans and securities partially offset by an increase in interest expense on deposits and borrowings.

Interest and fees on loans increased $283,000, or 7.4% from $3,802,000 for the six months ended December 31, 1998 to $4,085,000 for the six months ended December 31, 1999. The increase in interest income was due to a higher average balance of loans partially offset by a decline in the yield earned on loans.

Interest earned on securities increased $155,000 for the six months ended December 31, 1999 as compared to the same period in the prior year. The increase was the result of having a much higher average balance of securities than a year ago. Securities were increased and funded with borrowings to leverage the Corporation's capital position.

Interest paid on deposits increased $122,000 for the six months ended December 31, 1999 compared to the six months ended December 31, 1998. The average rate paid on deposits declined. However, the effect of an increase in the average balance of deposits offset the decrease in the average cost.

Interest paid on borrowed funds totaled $512,000 for the six months ended December 31, 1999 compared to $220,000 for the six months ended December 31, 1998. The increase in interest expense on borrowed funds resulted from a higher average balance of borrowed funds offset slightly by a lower cost.

The provision for loan losses for the six months ended December 31, 1999 totaled $28,000 compared to $53,000 for the six months ended December 31, 1998. No charge-offs occurred during the six months ended December 31, 1999, which was the primary reason for the decline in the provision for loan losses.

Noninterest income. Noninterest income includes service fees and other miscellaneous income and totaled $42,000 for the six months ended December 31, 1999 and $34,000 for the six months ended December 31, 1998. The increase was primarily due to an increase in service charges on deposit accounts.

Noninterest expense. Noninterest expense totaled $1,458,000 for the six months ended December 31, 1999 compared to $1,465,000 for the six months ended December 31, 1998, a decrease of $7,000, or 0.5%. The decrease was the result of a decrease in employee stock-based benefit plan related expenses coupled with a reduction in other expenses.

Income Tax Expense. The volatility of income tax expense is primarily attributable to the change in income before income taxes. Income tax expense totaled $175,000 for the six months ended December 31, 1999 compared to $133,000 for the six months ended December 31, 1998, representing an increase of $42,000, or 31.6%. The effective tax rate was 41.4% and 36.1% for the six months ended December 31, 1999 and December 31, 1998.

Liquidity and Capital Resources

The Corporation's liquidity, primarily represented by cash and cash equivalents, is a result of operating, investing and financing activities. These activities are summarized below for the six months ended December 31, 1999 and 1998.

                                                                Six Months
                                                             Ended December 31,
                                                             ------------------
                                                             1999         1998
                                                           -------      -------
                                                          (Dollars in thousands)
Net income                                                 $   247      $   235
Adjustments to reconcile net income to net cash from
  operating activities                                         143          511
                                                           -------      -------
Net cash from operating activities                             390          746
Net cash from investing activities                          (7,166)      (4,453)
Net cash from financing activities                           8,686        2,025
                                                           -------      -------
Net change in cash and cash equivalents                      1,910       (1,682)
Cash and cash equivalents at beginning of period             1,933        4,947
                                                           -------      -------
Cash and cash equivalents at end of period                 $ 3,843      $ 3,265
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

OTS regulations presently require the Association to maintain an average daily balance of investments in United States Treasury, federal agency obligations and other investments in an amount equal to 4% of the sum of the Association's average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement, which may be changed from time to time by the OTS to reflect changing economic conditions, is intended to provide a source of relatively liquid funds on which the Association may rely, if necessary, to fund deposit withdrawals or other short-term funding needs. At December 31, 1999, the Association's regulatory liquidity was 13.2%. At such date, the Corporation had commitments to originate fixed-rate commercial and residential real estate loans totaling $51,000 and variable-rate commercial and residential real estate mortgage loans totaling $328,000. Loan commitments are generally for 30 days. The Corporation considers its liquidity and capital reserves sufficient to meet its outstanding short and long term needs. See Note 5 of the Notes to Consolidated Financial Statements.

The Association is subject to various regulatory capital requirements administered by the federal regulatory agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Association must meet specific capital guidelines that involve quantitative measures of the Association's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Association's capital amounts and classifications are also subject to qualitative judgments by the regulators about the Association's components, risk weightings and other factors. Failure to meet minimum capital requirements can initiate certain mandatory actions that, if undertaken, could have a direct material effect on the Corporation's financial statements. At December 31, 1999 and June 30, 1999, management believes the Association complies with all regulatory capital requirements. Based on the Association's computed regulatory capital ratios, the Association is considered well capitalized under the Federal Deposit Insurance Act at December 31, 1999 and June 30, 1999. No conditions or events have occurred subsequent to the last notification by regulators that management believes would have changed the Association's category.

At December 31, 1999 and June 30, 1999, the Association's actual capital levels and minimum required levels were:

                                                                   Minimum                      Minimum
                                                               Required To Be               Required To Be
                                                           Adequately Capitalized          Well Capitalized
                                                           Under Prompt Corrective      Under Prompt Corrective
                                         Actual              Action Regulations           Action Regulations
                                  Amount         Ratio      Amount         Ratio         Amount          Ratio
                                  ------         -----      ------         -----         ------          -----
                                                             (Dollars in Thousands)
December 31, 1999
Total capital (to risk-
  weighted assets)             $  14,160         17.4%    $  6,522          8.0%     $    8,152          10.0%
Tier 1 (core) capital (to
  risk-weighted assets)           13,605         16.7        3,261          4.0           4,891           6.0
Tier 1 (core) capital (to
  adjusted total assets)          13,605         10.8        5,037          4.0           6,296           5.0
Tangible capital (to

  adjusted total assets)          13,605         10.8        1,889          1.5             N/A

June 30, 1999
Total capital (to risk-
  weighted assets)             $  13,634         18.0%    $  6,069          8.0%     $    7,586          10.0%
Tier 1 (core) capital (to
  risk-weighted assets)           13,152         17.3        3,035          4.0           4,552           6.0
Tier 1 (core) capital (to
  adjusted total assets)          13,152         11.2        4,677          4.0           5,847           5.0
Tangible capital (to
  adjusted total assets)          13,152         11.2        1,754          1.5             N/A

Year 2000

The Corporation did not experience any Year 2000 related computer system problems, nor is the Corporation aware of any Year 2000 related problems with any of its loan customers which would impact their ability to meet their debt service requirements. The Corporation did not experience any significant unusual deposit activity from its customers.

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                           PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

Item 1.    Legal Proceedings
           None.

Item 2.    Changes in Securities and Use of Proceeds
           None.

Item 3.    Defaults Upon Senior Securities
           Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------
           On October 8, 1999, the Annual Meeting of the Shareholders of the Corporation was held. The following members of the Board of Directors of the Corporation were reelected by the votes set forth below for the terms expiring in 2002:

           Richard T. Martin     FOR:  1,350,274            WITHHELD:  22,236
           Robert W. Bertsch     FOR:  1,348,913            WITHHELD:  23,597

           One other matter submitted to the Shareholders, for which the following votes were cast:

           Ratification of the selection of Crowe, Chizek and Company LLP as the auditors of the Corporation for the fiscal year ending June 30, 2000

           FOR:  1,368,975       AGAINST:  456              ABSTAIN:  3,259

Item 5.    Other Information
           None.

Item 6.    Exhibits and Reports on Form 8-K

(a)      Exhibit No. 27:  Financial Data Schedule

(b) Form 8-K was filed on October 21, 1999. Under Item 5, Other Events, the Corporation issued a press release announcing the Corporation's first quarter earnings for the fiscal year ending June 30, 2000 and the declaration of a cash dividend.

(c) Form 8-K was filed on December 29, 1999. Under Item 5, Other Events, the Corporation issued a press release announcing a stock repurchase program of 5% of its outstanding stock over the next six months in the open market.

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                                   SIGNATURES
--------------------------------------------------------------------------------

Pursuant to the requirement of the Securities Exchange Act of 1934, the small business issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:      February 10, 2000                    /s/ Douglas Stewart
           -----------------                    -------------------------
                                                Douglas Stewart
                                                President

Date:      February 10, 2000                    /s/ Debra Geuy
           -----------------                    -------------------------
                                                Debra Geuy
                                                Chief Financial Officer

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                                INDEX TO EXHIBITS
--------------------------------------------------------------------------------

EXHIBIT
NUMBER          DESCRIPTION
------          -----------


   27           Financial Data Schedule