Form 10QSB
period 2000-03-31
PEOPLES SIDNEY FINANCIAL CORP
filed 2000-05-15
CIK 1031340

FORM 10-QSB

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

 (Mark One)

[ X ]     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000

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


As of May 5, 2000, the latest practicable date, 1,581,391 shares of the issuer's common shares, $.01 par value, were issued and outstanding.


Transitional Small Business Disclosure Format (Check One):

Yes   [  ]      No   [ X ]

                      PEOPLES-SIDNEY FINANCIAL CORPORATION

                                      INDEX

PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements (Unaudited)

          Consolidated Balance Sheets...........................................

          Consolidated Statements of Income ....................................

          Consolidated Statements of Comprehensive Income.......................

          Condensed Consolidated Statements of Changes in Shareholders' Equity..

          Consolidated Statements of Cash Flows ................................

          Notes to Consolidated Financial Statements ...........................

  Item 2.Management's Discussion and Analysis...................................


PART II - OTHER INFORMATION

  Item 1. Legal Proceedings.....................................................

  Item 2. Changes in Securities and Use of Proceeds.............................

  Item 3. Defaults Upon Senior Securities.......................................

  Item 4. Submission of Matters to a Vote of Security Holders...................

  Item 5. Other Information.....................................................

  Item 6. Exhibits and Reports on Form 8-K......................................


SIGNATURES .....................................................................

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

Item 1.  Financial Statements
                                                                                     March 31,         June 30,
                                                                                       2000              1999
                                                                                       ----              ----
ASSETS
Cash and due from banks                                                         $       774,038        1,298,357
Interest-bearing deposits in other financial institutions                               846,135          634,621
                                                                                        -------          -------
     Total cash and cash equivalents                                                  1,620,173        1,932,978

Time deposits in other financial institutions                                           100,000          400,000
Securities available for sale                                                         8,522,085        7,858,111
Federal Home Loan Bank stock                                                            967,800          907,700
Loans receivable, net                                                               112,815,372      102,802,845
Accrued interest receivable                                                             898,435          759,913
Premises and equipment, net                                                           1,920,461        1,985,608
Other assets                                                                            307,578          235,104
                                                                                        -------          -------

     Total assets                                                               $   127,151,904      116,882,259
                                                                                    ===========      ===========

LIABILITIES
Deposits                                                                        $    92,016,217       84,310,492
Borrowed funds                                                                       18,000,000       14,800,000
Accrued interest payable and other liabilities                                          191,344          409,550
                                                                                        -------          -------
     Total liabilities                                                              110,207,561       99,520,042

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value, 500,000 shares
  authorized, none issued and outstanding
Common stock, $.01 par value, 3,500,000 shares
  authorized, 1,785,375 shares issued                                                    17,854           17,854
Additional paid-in capital                                                           10,760,636       10,779,941
Retained earnings                                                                    10,725,514       10,643,040
Treasury stock, 186,453 and 120,753 shares at cost                                   (2,417,461)      (1,766,399)
Unearned employee stock ownership plan shares                                        (1,390,893)      (1,520,139)
Unearned management recognition plan shares                                            (603,718)        (746,692)
Accumulated other comprehensive income (loss)                                          (147,589)         (45,388)
                                                                                       --------          -------
     Total shareholders' equity                                                      16,944,343       17,362,217
                                                                                     ----------       ----------

     Total liabilities and shareholders' equity                                 $   127,151,904      116,882,259
                                                                                    ===========      ===========

          See accompanying notes to consolidated financial statements.

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)



                                                     Three Months Ended                   Nine Months Ended
                                                          March 31,                           March 31,
                                                          ---------                           ---------
                                                   2000               1999              2000             1999
                                                   ----               ----              ----             ----
Interest income
     Loans, including fees                  $     2,133,063    $    1,917,451     $    6,217,853    $     5,719,497
     Securities                                     149,033            49,287            426,047            170,829
     Interest-bearing deposits and
       overnight deposits                            11,538            24,829             72,295             98,807
     Dividends on Federal Home
       Loan Bank stock                               16,557            15,139             49,451             45,815
                                                     ------            ------             ------             ------
         Total interest income                    2,310,191         2,006,706          6,765,646          6,034,948

Interest expense
     Deposits                                     1,085,584           956,098          3,164,062          2,912,512
     Other borrowings                               262,097           114,437            773,810            334,589
                                                    -------           -------            -------            -------
         Total interest expense                   1,347,681         1,070,535          3,937,872          3,247,101
                                                  ---------         ---------          ---------          ---------

Net interest income                                 962,510           936,171          2,827,774          2,787,847
Provision for loan losses                            16,042           (12,001)            44,041             40,918
                                                     ------           -------             ------             ------
Net interest income after
  provision for loan losses                         946,468           948,172          2,783,733          2,746,929

Noninterest income
     Service charges and other fees                  20,711            18,495             63,124             52,909
     Net realized gain (loss) on sale of
       available for sale securities                (15,781)               --            (15,781)                --
                                                    -------           -------            -------            -------
         Total noninterest income                     4,930            18,495             47,343             52,909
Noninterest expense
     Compensation and benefits                      376,664           337,570          1,134,793          1,125,934
     Director fees                                   30,000            30,000             90,000             90,000
     Occupancy and equipment                         80,600            83,484            234,310            204,134
     Computer processing expense                     54,927            49,385            152,188            133,570
     FDIC premiums                                    4,774            12,256             29,754             35,590
     State franchise taxes                           44,726            69,704            194,392            214,160
     Professional fees                               19,281            25,241             76,700             85,407
     Other                                           75,421            79,230            232,297            263,562
                                                     ------            ------            -------            -------
         Total noninterest expense                  686,393           686,870          2,144,434          2,152,357
                                                    -------           -------          ---------          ---------

Income before income tax expense                    265,005           279,797            686,642            647,481

Income tax expense                                  108,844           100,860            283,553            233,657
                                                    -------           -------            -------            -------

Net income                                  $       156,161    $      178,937     $      403,089    $       413,824
                                                    =======           =======            =======            =======

Earnings per common share - basic           $         0.10     $         0.11     $         0.27    $         0.26
                                                      ====               ====               ====              ====

Earnings per common share - diluted         $         0.10     $         0.11     $         0.27    $         0.26
                                                      ====               ====               ====              ====

          See accompanying notes to consolidated financial statements.

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

                                                             Three Months Ended             Nine Months Ended
                                                                  March 31,                     March 31,
                                                                  ---------                     ---------
                                                           2000           1999            2000           1999
                                                           ----           ----            ----           ----

Net income                                             $ 156,161       $ 178,937       $ 403,089       $ 413,824

Other comprehensive income (loss)
     Unrealized holding gains and (losses)
       on available for sale securities                  (26,347)        (19,112)       (170,630)        (23,475)
         Reclassification adjustments for (gains)
       and losses later realized as income                15,781              --          15,781              --
                                                       ---------       ---------       ---------       ---------
     Net unrealized gains and (losses)                   (10,566)        (19,112)       (154,849)        (23,475)
     Tax effect                                            3,592           6,498          52,648           7,982
                                                       ---------       ---------       ---------       ---------
         Other comprehensive income (loss)                (6,974)        (12,614)       (102,201)        (15,493)
                                                       ---------       ---------       ---------       ---------

Comprehensive income                                   $ 149,187       $ 166,323       $ 300,888       $ 398,331
                                                       =========       =========       =========       =========


          See accompanying notes to consolidated financial statements.

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
                              SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                                                       Nine Months
                                                                                     Ended March 31,
                                                                                2000                1999
                                                                                ----                ----
Balance, beginning of period                                               $ 17,362,217       $ 19,626,016

Net income for period                                                           403,089            413,824

Cash dividends, $.21 per share in 2000 and 1999                                (320,615)          (335,841)

Purchase of 65,700 and 32,141 shares of treasury stock in 2000 and
  1999, at cost                                                                (651,062)          (611,400)

Establish 57,128 shares for management recognition plan                              --           (953,293)

Commitment to release 8,568 and 9,523 management recognition
  plan shares in 2000 and 1999                                                  142,974            158,910

Commitment to release 11,015 and 11,436 employee stock ownership plan
  shares in 2000 and 1999, at fair value                                        109,941            197,725

Change in fair value on securities available for sale, net of tax              (102,201)           (15,493)
                                                                           ------------       ------------

Balance, end of period                                                     $ 16,944,343       $ 18,480,448
                                                                           ============       ============


          See accompanying notes to consolidated financial statements.

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                Nine Months Ended
                                                                                     March 31,
                                                                             2000               1999
                                                                             ----               ----
Cash flows from operating activities
     Net income                                                       $    403,089       $    413,824
     Adjustments to reconcile net income to net cash from
     operating activities                                                  116,910             84,844
     Depreciation
     Provision for loan losses                                              44,041             40,918
     Gain on sale of other real estate owned                                    --             (3,086)
     FHLB stock dividends                                                  (49,300)           (45,700)
     Net realized loss on sale of securities                                15,781                 --
     Compensation expense for ESOP shares                                  109,941            197,725
     Compensation expense for MRP shares                                   142,974            158,910
     Change in
       Accrued interest receivable and other assets                       (259,266)           (63,245)
       Accrued expense and other liabilities                              (120,068)            53,295
       Deferred loan fees                                                   21,718             17,022
                                                                      ------------       ------------
                  Net cash from operating activities                       425,820            854,507

Cash flows from investing activities
     Purchases of securities available for sale                         (2,997,813)        (1,999,844)
     Maturities of securities available for sale                         1,000,000          2,000,000
     Proceeds from sale of securities available for sale                   984,219                 --
     Principal repayments on mortgage-backed securities                    181,770                 --
     Purchases of time deposits in other financial institutions         (1,000,000)          (500,000)
     Maturities of time deposits in other financial institutions         1,300,000            500,000
     Net increase in loans                                             (10,078,286)        (5,977,698)
     Premises and equipment expenditures                                   (51,763)        (1,134,482)
     Purchase of FHLB stock                                                (10,800)                --
     Proceeds from sale of real estate owned                                    --             65,530
                                                                      ------------       ------------
              Net cash from investing activities                       (10,672,673)        (7,046,494)

Cash flows from financing activities
     Net increase in deposits                                            7,705,725          4,625,918
     Net change in short-term borrowing                                 (1,800,000)                --
     Proceeds from long-term borrowing                                   5,000,000                 --
     Cash dividends paid                                                  (320,615)          (335,841)
     Purchase of treasury stock                                           (651,062)          (611,400)
     Purchase of shares for management recognition plan                         --           (953,293)
                                                                       -----------        -----------
         Net cash from financing activities                              9,934,048          2,725,384
                                                                       -----------        -----------

Net change in cash and cash equivalents                                   (312,805)        (3,466,603)

Cash and cash equivalents at beginning of period                         1,932,978          4,947,253
                                                                       -----------        -----------

Cash and cash equivalents at end of period                             $ 1,620,173        $ 1,480,650
                                                                       ===========        ===========

Supplemental disclosures of cash flow information
     Cash paid during the period for
         Interest                                                      $ 3,945,813        $ 3,242,250
         Income taxes                                                      428,000             91,000

     Noncash transactions
         Transfer from loans to real estate owned                               --             62,444

          See accompanying notes to comsolidated financial statements.

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

These interim consolidated financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of the Corporation at March 31, 2000 and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions of Form 10-QSB and, therefore, do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances, and should be read in conjunction with the consolidated financial statements and notes thereto of the Corporation for the fiscal year ended June 30, 1999, included in its 1999 Annual Report. Reference is made to the accounting policies of the Corporation described in the notes to consolidated financial statements contained in its 1999 Annual Report. The Corporation has consistently followed these policies in preparing this Form 10-QSB.

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

Basic earnings per share ("EPS") is net income divided by the weighted average number of shares outstanding during the period. Unallocated ESOP shares are not considered outstanding for this calculation. Management recognition plan ("MRP") shares are considered outstanding as they become vested. Diluted EPS shows the dilutive effect of MRP shares and the additional common shares issuable under stock options.
                                   (Continued)

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

A reconciliation of the numerators and denominators used in the computation of the basic earnings per common share and diluted earnings per common share is presented below:

                                                         Three Months Ended              Nine Months Ended
                                                         ------------------              -----------------
                                                              March 31,                      March 31,
                                                              ---------                      ---------
                                                         2000           1999           2000            1999
                                                         ----           ----           ----            ----
     Basic Earnings Per Common Share
       Numerator
         Net income                                  $   156,161     $   178,937    $   403,089    $   413,824
                                                         =======         =======        =======        =======
       Denominator
         Weighted average common shares
           outstanding                                 1,628,203       1,755,987      1,652,244      1,788,751
         Less:  Average unallocated ESOP shares         (120,372)       (135,269)      (124,044)      (139,081)
         Less:  Average nonvested MRP shares             (37,607)        (49,035)       (40,463)       (51,891)
                                                         -------         -------        -------        -------
         Weighted average common shares
           outstanding for basis earnings per
           common share                                1,470,224       1,571,683      1,487,737      1,597,779
                                                       =========       =========      =========      =========

       Basic earnings per common share               $      0.10     $     0.11     $      0.27    $      0.26
                                                      ===========     ===========    ===========    ===========

     Diluted Earnings Per Common Share
       Numerator
         Net income                                  $   156,161     $   178,937    $   403,089    $   413,824
                                                     ===========     ===========    ===========    ===========
       Denominator
         Weighted average common shares
           outstanding for basic earnings per
           common share                                1,470,224       1,571,683      1,487,737      1,597,779
         Add:  Dilutive effects of average
           nonvested MRP shares                               --              --             --            233
         Add:  Dilutive effects of assumed
           exercises of stock options                         --              --             --          5,632
                                                           -----           -----          -----          -----
         Weighted average common shares
           and dilutive potential common
           shares outstanding                          1,470,224       1,571,683      1,487,737      1,603,644
                                                       =========       =========      =========      =========

       Diluted earnings per common share             $      0.10     $     0.11     $      0.27    $      0.26
                                                      ===========     ===========    ===========    ===========

Unearned MRP shares and stock options granted did not have a dilutive effect on EPS for the three and nine months ended March 31, 2000 and the three months ended March 31, 1999 as the fair value of the MRP shares on the date of grant and the exercise price of outstanding options was greater than the average market price for the period.

                                   (Continued)

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


 NOTE 2 - SECURITIES

Securities were as follows:

                                                      Gross            Gross             Estimated
                                   Amortized       Unrealized       Unrealized             Fair
                                     Cost             Gains           Losses               Value
                                     ----             -----           ------               -----
March 31, 2000
Securities available for sale
   U.S. Government agencies        $3,996,530      $         --      $ (111,680)      $3,884,850
   Mortgage-backed securities       4,749,174                --        (111,939)       4,637,235
                                    ---------       -----------     -----------       ----------

                      Total        $8,745,704      $         --      $ (223,619)      $8,522,085
                                   ==========      ============      ==========       ==========

June 30, 1999
Securities available for sale
   U.S. Government agencies        $2,998,229      $         --      $  (41,509)      $2,956,720
   Mortgage-backed securities       4,928,652                --         (27,261)       4,901,391
                                    ---------       -----------     -----------       ----------


                      Total        $7,926,881      $         --      $  (68,770)      $7,858,111
                                   ==========      ============      ==========       ==========

                                   (Continued)

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 2 - SECURITIES (Continued)

Contractual maturities of securities at March 31, 2000 were as follows. Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity, primarily mortgage-backed securities, are shown separately.

                                                                             Estimated
                                                           Amortized            Fair
                                                              Cost             Value
        Securities available for sale
           Due after one year through five years       $    2,998,681    $     2,907,350
           Due after five years through ten years             997,849            977,500
           Mortgage-backed securities                       4,749,174          4,637,235
                                                            ---------          ---------

                                                       $    8,745,704    $     8,522,085
                                                       ==============    ===============

Proceeds from the sale of a security during the three and nine months ended March 31, 2000 were $984,219. A gross loss of $15,781 was realized on the sale. No securities were sold during the three or nine months ended March 31, 1999. No securities were pledged as collateral at March 31, 2000 or June 30, 1999.


NOTE 3 - LOANS RECEIVABLE

Loans receivable were as follows:

                                                           March 31,         June 30,
                                                             2000              1999
                                                             ----              ----
           Mortgage loans:
                1-4 family residential                 $    90,801,663   $     84,165,483
                Multi-family residential                     1,314,746          1,358,906
                Commercial real estate                       9,967,294          9,407,998
                Real estate construction and
                  development                                7,690,812          5,930,241
                Land                                           968,604            866,988
                                                               -------            -------
                    Total mortgage loans                   110,743,119        101,729,616
           Consumer and other loans                          5,319,693          4,131,469
                                                             ---------          ---------
                    Total loans receivable                 116,062,812        105,861,085
           Less:
                Allowance for loan losses                     (573,519)          (528,898)
                Loans in process                            (2,434,230)        (2,311,369)
                Deferred loan fees                            (239,691)          (217,973)
                                                              --------           --------

                                                       $   112,815,372   $    102,802,845
                                                       ===============   ================

                                   (Continued)

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 3 - LOANS RECEIVABLE (Continued)

Activity in the allowance for loan losses was as follows:

                                                 Three Months Ended             Nine Months Ended
                                                      March 31,                      March 31,
                                                     ---------                       ---------
                                                   2000           1999           2000          1999
                                                   ----           ----           ----          ----
        Balance at beginning of period       $    557,407   $    456,502    $   528,898    $    425,642
        Provision for losses                       16,042        (12,001)        44,041          40,918
        Charge-offs                                    --             --             --         (22,621)
        Recoveries                                     70         19,561            580          20,123
                                             ------------   ------------   ------------    ------------

        Balance at end of period             $    573,519   $    464,062   $    573,519    $    464,062
                                             ============   ============   ============    ============

As of and for the three and nine months ended March 31, 2000 and 1999, loans considered impaired within the scope of SFAS No. 114 were not material.


NOTE 4 - BORROWED FUNDS

At March 31, 2000 and June 30, 1999, the Association had a cash management line of credit enabling it to borrow up to $8,000,000 and $5,360,000 from the Federal Home Loan Bank of Cincinnati (FHLB). All cash management advances have an original maturity of 90 days. The line of credit must be renewed on an annual basis. $1,000,000 borrowings were outstanding on this line of credit at March 31, 2000, with an interest rate of 6.28%. Borrowings outstanding on this line of credit at June 30, 1999 were $2,800,000 with interest rates of 4.90% and 6.02%.

As a member of the FHLB system, the Association has the ability to obtain borrowings up to a maximum total of $19,356,000 at March 31, 2000, including the cash management line-of-credit. Advances from the Federal Home Loan Bank at March 31, 2000 and June 30, 1999 were as follows:

                                                              March 31,           June 30,
                                                                2000               1999
                                                                ----               ----
         4.90% FHLB cash management advance,
           due September 17, 1999                        $          --     $   2,300,000
         4.90% FHLB cash management advance,
           due September 22, 1999                                   --           300,000
         6.02% FHLB cash management advance,
           due September 28, 1999                                   --           200,000
         Variable-rate FHLB cash management advances,
           6.28% at March 31, 2000                           1,000,000                --
         5.84% FHLB advance, due April 4, 2000               5,000,000                --

         6.13% FHLB advance, due June 25, 2008               7,000,000         7,000,000
         6.00% FHLB advance, due June 11, 2009               5,000,000         5,000,000
                                                             ---------         ---------

                                                         $  18,000,000     $  14,800,000
                                                         =============     =============

Advances under the borrowing agreements are collateralized by a blanket pledge of the Association's residential mortgage loan portfolio and its FHLB stock.

                                   (Continued)

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

As of March 31, 2000 and June 30, 1999, the Corporation had commitments to make fixed-rate commercial and residential real estate mortgage loans at current market rates approximating $518,000 and $375,000, and variable-rate commercial and residential real estate mortgage loans at current market rates approximating $847,000 and $394,000. Loan commitments are generally for 30 days. The interest rates on fixed-rate commitments ranged from 8.50% to 8.75% at March 31, 2000 and 7.00% to 7.75% at June 30, 1999. The interest rates on variable-rate commitments ranged from 8.00% to 10.00% at March 31, 2000 and 7.00% to 7.75% at June 30,
1999.

The Corporation also had unused lines of credit approximating $2,095,000 and $1,434,000 at March 31, 2000 and June 30, 1999.

At March 31, 2000 and June 30, 1999, the Association was required to have $408,000 and $532,000 on deposit with its correspondent banks as a compensating clearing requirement.

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


                                   (Continued)

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 6 - EMPLOYEE STOCK OWNERSHIP PLAN

The Corporation offers an employee stock ownership plan (ESOP) for the benefit of substantially all employees of the Corporation. During July 1997, the ESOP received a favorable determination letter from the Internal Revenue Service on the qualified status of the ESOP under applicable provisions of the Internal Revenue Code.

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

Shares pledged as collateral are reported as unearned ESOP shares in the Consolidated Balance Sheets. As shares are released from collateral, the Corporation reports compensation expense equal to the current market price of the shares and the shares become outstanding for earnings-per-share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest. ESOP compensation expense was $35,950 and $109,941 for the three and nine months ended March 31, 2000. ESOP compensation expense was $57,246 and $197,725 for the three and nine months ended March 31, 1999.

ESOP shares as of March 31, 2000 and June 30, 1999 were as follows:

                                                                      March 31,        June 30,
                                                                        2000            1999
                                                                        ----            ----
       Allocated shares                                                 39,279          39,279
       Shares committed to be released for allocation                   11,015              --
       Unreleased shares                                               118,536         129,551
                                                                       -------         -------
           Total ESOP shares                                           168,830         168,830
                                                                  ============    ============

       Fair value of unreleased shares                            $  1,274,262    $  1,295,510
                                                                  ============    ============


                                   (Continued)

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE 7 - STOCK OPTION AND INCENTIVE PLAN

The Stock Option and Incentive Plan was approved by the shareholders of the Corporation on May 22, 1998. The Board of Directors has granted options to purchase shares of common stock at exercise prices ranging from $16.01 to $18.75 to certain employees, officers and directors of the Corporation. The exercise price for options granted prior to June 10, 1998, were reduced by the $3.99 return of capital distribution. One-fifth of the options awarded become first exercisable on each of the first five anniversaries of the date of grant. The option period expires 10 years from the date of grant. 140,824 and 141,824 stock options were outstanding at March 31, 2000 and June 30, 1999. 1,000 stock options were forfeited during the nine months ended March 31, 2000. 28,165 and 28,365 stock options were exercisable at March 31, 2000 and June 30, 1999. In addition, 37,714 and 36,714 stock options to purchase common stock were reserved for future grants at March 31, 2000 and June 30, 1999.


NOTE 8 - MANAGEMENT RECOGNITION PLAN

A Management Recognition Plan (MRP) was adopted by the Board of Directors and approved by the shareholders of the Corporation on May 22, 1998 to purchase 71,415 common shares, which is equal to 4% of the common shares sold in connection with the conversion. The MRP will be used as a means of providing directors and certain key employees of the Corporation with an ownership interest in the Corporation in a manner designed to compensate such directors and key employees for services to the Corporation.

In conjunction with the adoption of the MRP on May 22, 1998, the Board of Directors awarded 57,128 shares to certain directors, officers and employees of the Corporation. No shares had been previously awarded. One-fifth of such shares will be earned and nonforfeitable on each of the first five anniversaries of the date of the award. At March 31, 2000 and June 30, 1999, 11,429 shares have vested. In the event of the death or disability of a participant or a change in control of the Corporation, the participant's shares will be deemed earned and nonforfeitable upon such date. At June 30, 1999, there were 14,287 shares reserved for future awards and held as treasury stock. Compensation expense related to MRP shares is based upon the cost of the shares, which approximates fair value at the date of grant. For the three and nine months ended March 31, 2000, compensation expense totaled $47,658 and $142,974. For the three and nine months ended March 31, 1999, compensation expense totaled $18,910 and $138,910.

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


Item 2.  Management's Discussion and Analysis

Introduction

In the following pages, management presents an analysis of the consolidated financial condition of the Corporation as of March 31, 2000, compared to June 30, 1999, and results of operations for the three and nine months ended March 31, 2000, compared with the same periods in 1999. This discussion is designed to provide a more comprehensive review of operating results and financial position than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the interim financial statements and related footnotes included herein.

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


Financial Condition

Total assets at March 31, 2000 were $127.2 million compared to $116.9 million at June 30, 1999, an increase of $10.3 million, or 8.8%. The increase in total assets was due to increases in loans and securities available for sale funded by proceeds from increased deposits and borrowings.

Loans receivable increased $10.0 million from $102.8 million at June 30, 1999 to $112.8 million at March 31, 2000. The increase was primarily in real estate construction and development loans which increased $1.8 million and one- to four-family residential loans which increased $6.6 million. Changes in other types of mortgage loans were not significant. The overall increase in total mortgage loans is reflective of a strong local economy coupled with attractive loan rates and products compared to local competition. Expansion into new market areas through the Association's two new branch banking facilities also contributed to the growth.

The Corporation's consumer and other loan portfolio increased $1.2 between June 30, 1999 and March 31, 2000. The increase was primarily related to new auto loans and commercial business loans. Even with the increase, consumer and other loans remain a small portion of the entire loan portfolio and represented only 4.6% and 3.9% of gross loans at March 31, 2000 and June 30, 1999.

Securities available for sale increased $664,000 primarily as temporary earning sources until loan growth utilizes all the funds provided from deposit growth.

Total deposits increased $7.7 million from $84.3 million at June 30, 1999 to $92.0 million at March 31, 2000. The deposit growth was the result of a new 15-month certificate of deposit. This product totaled $15.6 million at March 31, 2000. Other certificates of deposit accounts declined $8.0 million. Changes in other deposit categories offset each other. NOW accounts increased $817,000, savings accounts declined $687,000 and money market accounts declined $274,000 since June 30, 1999. Noninterest-bearing demand deposits increased $225,000 since June 30, 1999.

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


Borrowed funds were $18.0 million at March 31, 2000 compared to $14.8 million at June 30, 1999. Borrowings at March 31, 2000 consisted primarily of long-term fixed-rate advances. Borrowings were increased to accelerate the Corporation's growth and leverage the Corporation's capital position.


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

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

Net Income. Income before income taxes was $265,000 for the quarter ending March 31, 2000, compared to $280,000 for the same period in 1999, a 5.3% decrease. Net income for the three months ended March 31, 2000 was $156,000 compared to $179,000 in 1999. The decrease in net income for the quarter primarily resulted from a loss on the sale of an available for sale security during the current quarter coupled with a negative provision for loan losses during the same quarter a year ago. The Corporation received a significant recovery of a previously charged-off loan which positively impacted management's allowance for loan losses analysis in the prior quarter.

Net Interest Income. Net interest income totaled $963,000 for the three months ended March 31, 2000 compared to $936,000 for the three months ended March 31, 1999. The slight increase was due to an increase in average earning assets offset by a decrease in the net interest margin.

Interest and fees on loans increased $216,000, or 11.2% from $1,917,000 for the three months ended March 31, 1999 to $2,133,000 for the three months ended March 31, 2000. The increase in interest income was due to a higher average balance of loans partially offset by a decline in the yield earned on loans.

Interest earned on securities increased $100,000 for the three months ended March 31, 2000 as compared to the same period in the prior year. The increase was the result of having a higher balance in securities than a year ago.
Securities were increased and funded with borrowings to leverage the Corporation's capital position.

Interest  earned  on  interest-bearing   demand,  time  and  overnight  deposits
decreased $13,000 due to lower average balances.

Interest paid on deposits increased $129,000 for the three months ended March 31, 2000 compared to the three months ended March 31, 1999. The average rate paid on deposits increased slightly. However, the change was more influenced by an increase in the average balance of deposits.

Interest paid on borrowed funds totaled $262,000 for the three months ended March 31, 2000 compared to $114,000 for the three months ended March 31, 1999. The increase in interest expense on borrowed funds resulted from a higher average balance of borrowed funds.

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

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


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

The provision for loan losses for the three months ended March 31, 2000 totaled $16,000 compared to $(12,000) for the three months ended March 31, 1999. The provision for loan losses for the three months ended March 31, 2000 was fairly consistent with prior quarters. The negative provision for loan losses in the prior year was due to a recovery of $16,000 during March 1999 quarter from a previously charged-off loan account. Past charge- offs experienced by the Corporation have primarily related to consumer and other non-real estate loans. As indicated previously, such loans make up an insignificant portion of the Corporation's total loan portfolio. The Corporation's low historical charge-off history is the product of a variety of factors, including the Corporation's underwriting guidelines, which generally require a loan-to-value or projected completed value ratio of 90% for purchase or construction of one- to four-family residential properties and 75% for commercial real estate and land loans, established income information and defined ratios of debt to income. The allowance for loan losses totaled $574,000, or .50% of loans receivable, net of loans in process, at March 31, 2000 compared to $529,000, or .51% of loans receivable, net of loan in process, at June 30, 1999.

Noninterest income. Noninterest income includes service fees and other miscellaneous income and totaled $5,000 for the three months ended March 31, 2000 and $18,000 for the three months ended March 31, 1999. The decrease of $13,000 is primarily the result of a $16,000 loss on the sale of an available for sale security during the current quarter. Management elected to sell a security and replace it with a higher yielding security to improve future interest earned on the security portfolio.

Noninterest expense. Noninterest expense totaled $686,000 for the three months ended March 31, 2000 compared to $687,000 for the three months ended March 31, 1999. Increases in salaries and benefits were offset by decreases in FDIC premiums and state franchise taxes. Salaries and benefits increased as a result of the MRP. Management had estimated the expense associated with the MRP during the first half of fiscal 1999 based upon what they anticipated the cost of the shares to be that they purchased for the plan. The accrual was adjusted in the third quarter after the shares were purchased which resulted in expense being $18,910 for the three months ended March 31, 1999. MRP expense of $47,658 for the quarter ended March 31, 2000 is consistent with prior quarters. FDIC premiums declined due to lower premiums which started January 1, 2000. State franchise tax expense declined due to the lower capital levels maintained at the Association as of June 30, 1999 compared to June 30, 1998. The Association pays state franchise taxes based upon its net worth as of its last fiscal year end for each calendar year.

Income Tax Expense. The volatility of income tax expense is primarily attributable to the change in income before income taxes. Income tax expense totaled $109,000 for the three months ended March 31, 2000 compared to $101,000 for the three months ended March 31, 1999, representing an increase of $8,000, or 7.9%. This increase is due to an increase in the effective tax rate primarily relating to the Corporation's stock-based benefit plans. The effective tax rate was 41.1% and 36.0% for the three months ended March 31, 2000 and 1999.

Nine Months Ended March 31, 2000 Compared to Nine Months Ended March 31, 1999

Net Income. Income before income taxes was $687,000 for the nine months ending March 31, 2000, compared to $647,000 for the same period in 1999, a 6.0% increase. Net income for the nine months ended March 31, 2000 was $403,000 compared to $414,000 in 1999. The decrease in net income for the nine months represents an increase in federal income tax expense due to an increase in the effective tax rate primarily relating to the Corporation's stock- based benefit plans.

Net Interest Income. Net interest income totaled $2,828,000 for the nine months ended March 31, 2000 compared to $2,788,000 for the nine months ended March 31, 1999. The slight increase was due to an increase in average earning assets offset by a decrease in the net interest margin.

Interest and fees on loans increased $498,000, or 8.7% from $5,719,000 for the nine months ended March 31, 1999 to $6,218,000 for the nine months ended March 31, 2000. The increase in interest income was due to a higher average balance of loans partially offset by a decline in the yield earned on loans.

Interest earned on securities increased $255,000 for the nine months ended March 31, 2000 as compared to the same period in the prior year. The increase was the result of having a much higher balance in securities than a year ago. Securities were increased and funded with borrowings to leverage the Corporation's capital position.

Interest  earned  on  interest-bearing   demand,  time  and  overnight  deposits
decreased $27,000 due to lower average balances.

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


Interest paid on deposits increased $252,000 for the nine months ended March 31, 2000 compared to the nine months ended March 31, 1999. The average rate paid on deposits declined. However, the effect of an increase in the average balance of deposits offset the decrease in the average cost.

Interest paid on borrowed funds totaled $774,000 for the nine months ended March 31, 2000 compared to $335,000 for the nine months ended March 31, 1999. The increase in interest expense on borrowed funds resulted from a higher average balance of borrowed funds.

Provision for Loan Losses. The provision for loan losses for the nine months ended March 31, 2000 totaled $44,000 compared to $41,000 for the nine months ended March 31, 1999.

Noninterest   income.   Noninterest  income  includes  service  fees  and  other
miscellaneous income and totaled $47,000 for the nine months ended March 31, 2000 and $53,000 for the nine months ended March 31, 1999.

Noninterest expense. Noninterest expense totaled $2,144,000 for the nine months ended March 31, 2000 compared to $2,152,000 for the nine months ended March 31, 1999. Increases in occupancy and equipment expense and computer processing expense were offset by decreases in state franchise taxes and other expenses. Occupancy and equipment expense and computer processing expense increased due the opening of two new branches in the early part of fiscal 1999. The decrease in state franchise taxes was discussed previously. Other expenses decreased due to lower advertising and office supplies. These two items were higher in the prior year due to the costs associated with the start-up of the two new branches.

Income Tax Expense. The volatility of income tax expense is primarily attributable to the change in income before income taxes. Income tax expense totaled $284,000 for the nine months ended March 31, 2000 compared to $234,000 for the nine months ended March 31, 1999, representing an increase of $50,000, or 21.4%. This increase is due to an increase in the effective tax rate primarily relating to the Corporation's stock-based benefit plans. The effective tax rate was 41.3% and 36.1% for the nine months ended March 31, 2000 and 1999.

Liquidity and Capital Resources

The Corporation's liquidity, primarily represented by cash and cash equivalents, is a result of operating, investing and financing activities. These activities are summarized below for the nine months ended March 31, 2000 and 1999.


                                                                      Nine Months
                                                                     Ended March 31,
                                                                  2000            1999
                                                                  ----            ----
                                                                 Dollars in thousands)
Net income                                                     403               $   414
Adjustments to reconcile net income to net cash from
  operating activities                                          23                   441
                                                          --------             ---------
Net cash from operating activities                             426                   855
Net cash from investing activities                         (10,673)               (7,046)
Net cash from financing activities                           9,934                 2,725
                                                          --------             ---------
Net change in cash and cash equivalents                       (313)               (3,466)
Cash and cash equivalents at beginning of period             1,933                 4,947
                                                          --------              --------
Cash and cash equivalents at end of period                $  1,620              $  1,481
                                                          ========              ========

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

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


OTS regulations presently require the Association to maintain an average daily balance of investments in United States Treasury, federal agency obligations and other investments in an amount equal to 4% of the sum of the Association's average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement, which may be changed from time to time by the OTS to reflect changing economic conditions, is intended to provide a source of relatively liquid funds on which the Association may rely, if necessary, to fund deposit withdrawals or other short-term funding needs. At March 31, 2000, the Association's regulatory liquidity was 11.8%. At such date, the Corporation had commitments to originate fixed-rate commercial and residential real estate loans totaling $518,000 and variable-rate commercial and residential real estate mortgage loans totaling $847,000. Loan commitments are generally for 30 days. The Corporation considers its liquidity and capital reserves sufficient to meet its outstanding short and long-term needs. See Note 5 of the Notes to Consolidated Financial Statements.

The Association is subject to various regulatory capital requirements administered by the federal regulatory agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Association must meet specific capital guidelines that involve quantitative measures of the Association's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Association's capital amounts and classifications are also subject to qualitative judgments by the regulators about the Association's components, risk weightings and other factors. Failure to meet minimum capital requirements can initiate certain mandatory actions that, if undertaken, could have a direct material effect on the Corporation's financial statements. At March 31, 2000 and June 30, 1999, management believes the Association complies with all regulatory capital requirements. Based on the Association's computed regulatory capital ratios, the Association is considered well capitalized under the Federal Deposit Insurance Act at March 31, 2000 and June 30, 1999. No conditions or events have occurred subsequent to the last notification by regulators that management believes would have changed the Association's category.

At March 31, 2000 and June 30, 1999, the Association's actual capital levels and minimum required levels were:

                                                                   Minimum                      Minimum
                                                               Required To Be               Required To Be
                                                           Adequately Capitalized          Well Capitalized
                                                           Under Prompt Corrective      Under Prompt Corrective
                                         Actual              Action Regulations           Action Regulations
                                  Amount         Ratio      Amount         Ratio         Amount          Ratio
                                  ------         -----      ------         -----         ------          -----
                                                             (Dollars in Thousands)
March 31, 2000
Total capital (to risk-
  weighted assets)             $  14,428         17.1%    $  6,755          8.0%     $    8,443          10.0%
Tier 1 (core) capital (to
  risk-weighted assets)           13,856         16.4        3,377          4.0           5,066           6.0
Tier 1 (core) capital (to
  adjusted total assets)          13,856         10.9        5,097          4.0           6,371           5.0
Tangible capital (to
  adjusted total assets)          13,856         10.9        1,911          1.5             N/A

June 30, 1999
Total capital (to risk-
  weighted assets)             $  13,634         18.0%    $  6,069          8.0%     $    7,586          10.0%
Tier 1 (core) capital (to
  risk-weighted assets)           13,152         17.3        3,035          4.0           4,552           6.0
Tier 1 (core) capital (to
  adjusted total assets)          13,152         11.2        4,677          4.0           5,847           5.0
Tangible capital (to
  adjusted total assets)          13,152         11.2        1,754          1.5             N/A

                      PEOPLES-SIDNEY FINANCIAL CORPORATION

                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings
          None

Item 2. Changes in Securities and Use of Proceeds
          None

Item 3. Defaults Upon Senior Securities
          Not applicable.


Item 4. Submission of Matters to a Vote of Security Holders
           No matters were brought before the shareholders for a vote during the quarter.

Item 5. Other Information
           None

Item 6. Exhibits and Reports on Form 8-K

           (a) Exhibit No. 11.  Statement regarding Computation of Earnings Per
                                Share
           (b) Exhibit No. 27:  Financial Data Schedule

           (c) 8-K was filed on January 27, 2000. Under Item 5, Other Events, the Corporation issued a press release announcing the Corporation's second quarter earnings for the fiscal year ending June 30, 2000 and the declaration of a cash dividend.

                      PEOPLES-SIDNEY FINANCIAL CORPORATION

                                   SIGNATURES



Pursuant to the requirement of the Securities Exchange Act of 1934, the small business issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:      May 12, 2000                       /s/ Douglas Stewart
                                              -------------------
                                              Douglas Stewart
                                              President





Date:      May 12, 2000                       /s/ Debra Geuy
                                              -----------------
                                              Debra Geuy
                                              Chief Financial Officer

                      PEOPLES-SIDNEY FINANCIAL CORPORATION

                                INDEX TO EXHIBITS

EXHIBIT
 NUMBER          DESCRIPTION                                                  PAGE NUMBER
------           -----------                                                  -----------



11           Statement regarding Computation of Earnings Per Share          Refer to Note 1 of the Notes to
                                                                            Consolidated Financial Statements for
                                                                            computation of earnings per share.

27           Financial Data Schedule                                                    25