Form 10KSB
period 2000-06-30
PEOPLES SIDNEY FINANCIAL CORP
filed 2000-09-27
CIK 1031340

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
        OF 1934
        FOR THE FISCAL YEAR ENDED June 30, 2000

                                       OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from                  to
                                       ----------------    ----------------


                         Commission File Number 0-22223


                      PEOPLES-SIDNEY FINANCIAL CORPORATION
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)


            Delaware                                         31-1499862
--------------------------------------------------------------------------------
((State or other jurisdiction of                         (IRS Employer
incorporation or organization)                            Identification No.)


                     101 E. Court Street, Sidney, Ohio 45365
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


Issuer's telephone number, including area code:          (937) 492-6129
                                                --------------------------------

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      None
                                     ------

           Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, par value $0.01 per share
                     ---------------------------------------
                                (Title of class)

           Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and
(2) has been subject to such filing  requirements for the past 90 days.
YES [X]    NO [_]

           Check if there is no disclosure  of delinquent  filers in response to
Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

           State  the  issuer's  revenues  for  its  most  recent  fiscal  year:
$9,239,247.

           The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on the NASDAQ System on August 31, 2000, was $9.4 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

           As of August 31, 2000, there were issued and outstanding 1,578,315 shares of the Registrant's Common Stock


                       DOCUMENTS INCORPORATED BY REFERENCE

           Parts II and IV of Form 10-KSB - Portions of the Annual Report to Stockholders for the fiscal year ended June 30, 2000.

           Part III of Form 10-KSB - Portions of Proxy Statement for 2000 Annual Meeting of Stockholders.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE)
      YES [_]        NO [X]

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

           The Association is primarily engaged in the business of attracting savings deposits from the general public and investing such funds in permanent mortgage loans secured by one- to four-family residential real estate located primarily in Shelby County, Ohio, and the contiguous counties of Logan, Auglaize, Miami, Darke and Champaign. The Association conducts business from its main office in Sidney, Ohio and its full-service branches in Anna and Jackson Center, Ohio. The Association also originates loans for the construction of one- to four-family real estate, loans secured by multi-family real estate (over four units) and nonresidential real estate, consumer and commercial loans and invests in U.S. government obligations, mortgage-backed and related securities, interest bearing deposits in other financial institutions and other investments permitted by applicable law.

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


                                                                     June 30,
                                   ------------------------------------------------------------------------------
                                                2000                   1999                        1998
                                   ------------------------------------------------------------------------------
                                       Amount     Percent       Amount      Percent         Amount     Percent
                                   ------------------------------------------------------------------------------
                                                               (Dollars in Thousands)
Real Estate Loans:
-----------------
 One- to four-family...............  $ 92,117      77.72%      $ 84,166     79.51%          $79,691     82.37%
 Construction and development......     8,088       6.82          5,930      5.60             6,776      7.00
 Commercial........................    10,048       8.48          9,408      8.89             6,608      6.83
 Multi-family......................     1,300       1.10          1,359      1.28               655      0.68
 Land..............................       992       0.84            867      0.82               868      0.90
                                     --------     ------      ---------    ------           -------    ------
     Total real estate loans.......   112,545      94.96        101,730     96.10            94,598     97.78
                                     --------     ------      ---------    ------           -------    ------

Other Loans:
-----------
 Consumer Loans:
  Automobile.......................     2,474       2.09          1,744      1.65             1,124      1.16
  Deposit account..................       215       0.18            223      0.21               257      0.27
  Other............................       882       0.74            771      0.73               672      0.69
                                     --------     ------      ---------    ------           -------    ------
     Total consumer loans..........     3,571       3.01          2,738      2.59             2,053      2.12
                                     --------     ------      ---------    ------           -------    ------

 Commercial business loans.........     2,406       2.03          1,393      1.31               101      0.10
                                     --------     ------      ---------    ------           -------    ------

     Total loans...................   118,522     100.00%       105,861    100.00%           96,752    100.00%
                                     --------     ======      ---------    ======           -------    ======

Less:
----
 Loans in process..................    (3,036)                   (2,311)                     (2,079)
 Deferred loan fees................      (245)                     (218)                       (195)
 Allowance for loan losses.........      (591)                     (529)                       (426)
                                     --------                  --------                     -------
 Total loans receivable, net.......  $114,650                  $102,803                     $94,052
                                     ========                  ========                     =======

                                                               June 30,
                                   --------------------------------------------------------------
                                                    1997                        1996
                                   --------------------------------------------------------------
                                          Amount        Percent        Amount           Percent
                                   --------------------------------------------------------------
                                                         (Dollars in Thousands)
Real Estate Loans:
-----------------
 One- to four-family...............        $75,808       82.24%        $65,448          79.60%
 Construction and development......          6,551        7.10           7,091           8.63
 Commercial........................          5,843        6.34           5,302           6.45
 Multi-family......................            219        0.24             485           0.59
 Land..............................          1,447        1.57           1,342           1.63
                                           -------      ------         -------         ------
     Total real estate loans.......         89,868       97.49          79,668          96.90
                                           -------      ------         -------         ------

Other Loans:
-----------
 Consumer Loans:
  Automobile.......................          1,215        1.32           1,274           1.55
  Deposit account..................            351        0.38             167           0.20
  Other............................            719        0.78           1,027           1.25
                                           -------      ------         -------         ------
     Total consumer loans..........          2,285        2.48           2,468           3.00
                                           -------      ------         -------         ------

 Commercial business loans.........             29        0.03              81           0.10
                                          --------      ------  -      -------         ------

     Total loans...................         92,182      100.00%         82,217         100.00%
                                           -------      ======          ------         ======

Less:
----
 Loans in process..................         (2,703)                     (3,508)
 Deferred loan fees................           (158)                       (169)
 Allowance for loan losses.........           (397)                       (307)
                                           -------                     -------
 Total loans receivable, net.......        $88,924                     $78,233
                                           =======                     =======

           The following table shows the composition of the Association's loan portfolios by fixed- and adjustable-rate at the dates indicated.


                                                                                 June 30,
                                           -----------------------------------------------------------------------------------------
                                                        2000                       1999                          1998
                                           -----------------------------------------------------------------------------------------

                                                Amount      Percent          Amount     Percent          Amount        Percent
                                           -----------------------------------------------------------------------------------------
                                                                                             (Dollars in Thousands)
Fixed-Rate Loans:
----------------
 Real estate:
  One- to four-family......................   $  33,148      27.97%        $  31,611      29.86%          $24,628       25.46%
  Construction and development.............       3,336       2.81             2,512       2.37             1,643        1.70
  Commercial...............................       1,577       1.33               600       0.57               386        0.40
  Multi-family.............................         ---        ---               ---        ---               ---         ---
  Land.....................................         177       0.15                20       0.02                80        0.08
                                              ---------     ------         ---------    -------           -------     -------
     Total real estate loans...............      38,238      32.26            34,743      32.82            26,737       27.64
 Consumer loans............................       3,571       3.01             2,738       2.59             2,053        2.12
 Commercial business loans.................       1,296       1.09               641       0.60               101        0.10
                                              ---------     ------         ---------    -------           -------     -------
     Total fixed-rate loans................      43,105      36.36            38,122      36.01            28,891       29.86

Adjustable-Rate Loans:
---------------------
 Real estate:
  One- to four-family......................      58,969      49.75            52,555      49.65            55,063       56.91
  Construction and development.............       4,752       4.01             3,418       3.23             5,133        5.30
  Commercial...............................       8,471       7.15             8,808       8.32             6,222        6.43
  Multi-family.............................       1,300       1.10             1,359       1.28               655        0.68
  Land.....................................         815       0.69               847       0.80               788        0.82
                                              ---------     ------         ---------    -------           -------     -------
     Total real estate loans...............      74,307      62.70            66,987      63.28            67,861       70.14
Consumer Loans.............................         ---        ---               ---        ---               ---         ---
Commercial Business Loans..................       1,110       0.94               752       0.71               ---         ---
                                              ---------     ------         ---------    -------           -------     -------
     Total adjustable-rate loans...........      75,417      63.64            67,739      63.99            67,861       70.14
                                               --------     ------         ---------    -------           -------     -------
     Total loans...........................     118,522     100.00%          105,861     100.00%           96,752      100.00%
                                                            ======                       ======                        ======

Less:
----
 Loans in process..........................      (3,036)                      (2,311)                      (2,079)
 Deferred loan fees........................        (245)                        (218)                        (195)
 Allowance for loan losses.................        (591)                        (529)                        (426)
                                              ---------                     --------                      -------
    Total loans receivable, net............    $114,650                     $102,803                      $94,052
                                               ========                     ========                      =======

                                                                  June 30,
                                                ----------------------------------------------
                                                         1997                     1996
                                                ----------------------------------------------

                                                  Amount       Percent      Amount     Percent
                                                ----------------------------------------------

Fixed-Rate Loans:
----------------
 Real estate:
  One- to four-family......................       $21,836        23.69%     $17,166      20.88%
  Construction and development.............           949         1.03          775       0.94
  Commercial...............................           259         0.28          179       0.22
  Multi-family.............................           ---          ---          ---        ---
  Land.....................................           184         0.20           20       0.02
                                                  -------      -------     --------     ------
     Total real estate loans...............        23,228        25.20       18,140      22.06
 Consumer loans............................         2,285         2.48        2,468       3.00
 Commercial business loans.................            29         0.03           81       0.10
                                                  -------      -------     --------     ------
     Total fixed-rate loans................        25,542        27.71       20,689      25.16

Adjustable-Rate Loans:
---------------------
 Real estate:
  One- to four-family......................        53,972        58.55       48,282      58.73
  Construction and development.............         5,602         6.07        6,316       7.68
  Commercial...............................         5,584         6.06        5,123       6.23
  Multi-family.............................           219         0.24          485       0.59
  Land.....................................         1,263         1.37        1,322       1.61
                                                  -------      -------     --------     ------
     Total real estate loans...............        66,640        72.29       61,528      74.84
Consumer Loans.............................           ---          ---          ---        ---
Commercial Business Loans..................           ---          ---          ---        ---
                                                  -------      -------     --------     ------
     Total adjustable-rate loans...........        66,640        72.29       61,528      74.84
                                                  -------      -------      -------     ------
     Total loans...........................        92,182       100.00%      82,217     100.00%
                                                                ======                  ======

Less:
----
 Loans in process..........................        (2,703)                   (3,508)
 Deferred loan fees........................          (158)                     (169)
 Allowance for loan losses.................          (397)                     (307)
                                                  -------                   -------
    Total loans receivable, net............       $88,924                   $78,233
                                                  =======                   =======

           The following schedule presents the contractual maturities of the Association's loan portfolio at June 30, 2000. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. The amortizing loans, such as one-to four-family and installment loans, the entire current principal balance as shown as being due at maturity.

                                                           Real Estate
                                ------------------------------------------------------------
                                     One- to Four-Family and               Multi-family,
                                   Construction and Development         Commercial and Land                     Consumer
                                ----------------------------------------------------------------------------------------------------
                                                   Weighted                         Weighted                             Weighted
                                                    Average                         Average                              Average
                                       Amount        Rate             Amount         Rate              Amount             Rate
                                ----------------------------------------------------------------------------------------------------
                                                                                                   (Dollars in Thousands)
1 year or less(1)..............      $    148        8.36%          $    13           7.34%           $   489              9.14%
Over 1 year - 3 years..........         1,030        8.12               297           8.39              1,048              9.48
Over 3 years - 5 years.........           507        8.33               191           7.86              1,743              8.78
Over 5 years -
 10 years......................         5,338        7.99             1,692           7.61                195              7.27
Over 10 years -
 20 years......................        39,853        7.63             7,100           7.75                 96              8.73
Over 20 years..................        53,329        7.67             3,047           7.80                ---               ---
                                     --------        ----           -------           ----           --------              ----
    Total......................      $100,205        7.68%          $12,340           7.76%          $  3,571              8.95%
                                     ========        ====           =======           ====           ========              ====




                                              Commercial Business                      Total
                                -------------------------------------------------------------------------
                                                            Weighted                             Weighted
                                                            Average                              Average
                                          Amount             Rate              Amount             Rate
                                -------------------------------------------------------------------------

1 year or less(1)..............           $  172              9.85%          $    822             9.12%
Over 1 year - 3 years..........              933              9.50              3,308              8.96
Over 3 years - 5 years.........            1,139              9.34              3,580              8.85
Over 5 years -
 10 years......................              162              9.78              7,387              7.92
Over 10 years -
 20 years......................              ---               ---             47,049              7.65
Over 20 years..................              ---               ---             56,376              7.68
                                          ------              ----           --------             -----
    Total......................           $2,406              9.47%          $118,522             7.76%
                                          ======              ====           ========             =====

-----------------------

    (1) Includes demand loans, loans having no stated maturity and overdraft loans.

      The total amount of loans due after June 30, 2001 which have predetermined interest rates is $42,417, while the total amount of loans due after such dates which have floating or adjustable interest rates is $75,283.

           Under federal law, the aggregate amount of loans that the Association is permitted to make to any one borrower is generally limited to 15% of unimpaired capital and surplus (25% if the security for such loan has a "readily ascertainable" value or 30% for certain residential development loans). At June 30, 2000, based on the above limitation, the Association's regulatory loan-to-one borrower limit was approximately $2.1 million. On the same date, the Association had no borrowers with outstanding balances in excess of this amount. As of June 30, 2000, the largest dollar amount of indebtedness to one borrower or group of related borrowers was $1,748,000, secured by multiple one- to four-family real estate properties. The next largest loan to one borrower or group of related borrowers had an outstanding balance of $1,537,000 at June 30, 2000 and is secured by multiple one-to four-family real estate properties, commercial real estate and land. As of June 30, 2000, such loans were performing in accordance with their terms.

           Loan applications are accepted by salaried loan officers at the Association's offices. Loan applications are presented for approval to the Executive Committee of the Board of Directors or to the full Board of Directors, depending on loan amount. All loans of $100,000 or more are approved by the full Board of Directors. Decisions on loan applications are made on the basis of detailed applications and property valuations (consistent with the Association's written appraisal policy), by qualified independent appraisers (unless the Association's exposure will be $25,000 or less). The loan applications are designed primarily to determine the borrower's ability to repay and include length of employment, past credit history and the amount of current indebtedness. Significant items on the application are verified through use of credit reports, financial statements, tax returns and/or confirmations. The Association is an equal opportunity lender.

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

One- to Four-Family Residential Real Estate Lending

           The cornerstone of the Association's lending program has long been the origination of long-term permanent loans secured by mortgages on owner-occupied one- to four-family residences. At June 30, 2000, $92.1 million, or 77.72% of the Association's loan portfolio, consisted of permanent loans on one- to four-family residences. At that date, the average outstanding residential loan balance was $59,700 and the largest outstanding residential loan had a principal balance of $332,000. Virtually all of the residential loans originated by Peoples Federal are secured by properties located in the Association's market area.

           Peoples Federal originates fixed-rate residential loans in amounts and at rates which are monitored for compliance with the Association's asset/liability management policy. Currently, the Association originates fixed-rate loans with maturities of up to 20 years for retention in its own portfolio. Limiting the contractual term to 20 years, as opposed to the more traditional 30 year period, allows for accelerated principal repayment and equity build up for the borrower. Currently, all such loans are made on owner-occupied properties. All fixed-rate loans originated by the Association are retained and serviced by it. At June 30, 2000, the Association had $33.1 million of fixed-rate permanent one-to four-family residential loans, constituting 27.97% of the Association's loan portfolio at such date.

           The Association has offered ARM loans at rates, terms and points determined in accordance with market and competitive factors. The Association's current one- to four-family residential ARMs are fully amortizing loans with contractual maturities of up to 30 years. Applicants are qualified using a fully indexed rate, and no ARMs allow for negative amortization. The interest rates on the ARMs originated by Peoples Federal are generally subject to adjustment at one, three, and five-year intervals based on a margin over the analogous Treasury Securities Constant Maturity Index. Decreases or increases in the interest rate of the Association's ARMs are generally limited to 6% above or below the initial interest rate over the life of the loan, and up to 2% per adjustment period. The Association's ARMs are not convertible into fixed-rate loans, and do not contain prepayment penalties. ARM loans may be assumed on a case by case basis with the Association's consent. At June 30, 2000, the total balance of one- to four-family ARMs was $59.0 million, or 49.75% of the Association's loan portfolio. All ARMs originated by the Association are retained and serviced by it.

           The Association also offers the "7/1" ARM loan. This product maintains a constant interest rate and payment for the first seven years of the loan. Amortizable for up to 30 years, the loan will adjust beginning in the eighth year, subject to the rate caps discussed above. At June 30, 2000, the Association had $65,000 in "7/1" loans. In 1992, the Association initiated a program specifically tailored to first time home buyers. These loans are made on a five year adjustable basis with a term up to 30 years. The margin, which is lower than other products currently offered, is 200 basis points. Additionally, somewhat higher debt-to-income ratios are permitted, although mandatory escrows for taxes and insurance, an acceptable credit rating and an employment history of at least one year are required. The maximum loan amount under this program, which requires that the property be owner-occupied, is currently $75,000 unless Board of Director approval is obtained, which can be the lesser of the purchase price or 90% of appraised value. At June 30, 2000, the Association had approximately $4.2 million of first-time home buyer loans in its portfolio.

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

            The Association uses the same underwriting standards for home equity lines of credit as it uses for one- to four-family residential mortgage loans. The Association's home equity lines of credit are originated in amounts which, together with the amount of the first mortgage, generally do not exceed 80% of the appraised value of the property securing the loan. At June 30, 2000, the Association had $473,000 of home equity lines of credit and an additional $615,000 of funds committed, but undrawn, under such lines.

Construction and Development Lending

           The Association makes construction loans to individuals for the construction of their primary or secondary residences and loans to builders or developers for the construction of single-family homes, multi-family units and commercial real estate projects. Loans to individuals for the construction of their residences typically run for 12 months. The borrower pays interest only during the construction period. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans. At June 30, 2000, the Association had 55 construction loans with outstanding aggregate balances of $7,248,000 secured by residential property. Of this amount, $6,643,000 in loans were outstanding directly to borrowers intending to live in the properties upon completion of construction. At that same date, the Association had four construction loans with outstanding aggregate balances of $605,000 secured by one- to four-family residential properties constructed by builders who have pre-sold their houses to individual purchasers.

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

           Development loans, which include loans to develop vacant or raw land, are made to various builders and developers with whom the Association has had long-standing relationships. All of such loans are secured by land zoned for residential developments and located within the Association's market area. Proceeds are used for excavation, utility placements and street improvements. Disbursements related to acquisition and development land loans are typically based on the construction cost estimate of an independent architect or engineer who inspects the project in connection with significant disbursement requests. As lots are sold, a portion of the sale price is applied to the principal of the outstanding loan. Interest payments are required at regular intervals (quarterly or semi-annually) and loan terms typically are written for three years. At June 30, 2000, the Association had $840,000, or 0.71% of gross loans receivable, in this category.

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

Commercial Real Estate Lending

           The Association's commercial real estate loan portfolio consists of loans secured by a variety of non-residential properties including retail facilities, small office buildings, farm real estate and churches. At June 30, 2000, the Association's largest commercial real estate loan totaled $636,000. At that date, the Association had 87 commercial real estate loans, totaling $10,048,000 or 8.48% of gross loans receivable.

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

           The table below sets forth by type of security property the estimated number, loan amount and outstanding balance of Peoples Federal's commercial real estate loans at June 30, 2000.


                                                                 Outstanding
                                    Number of     Original        Principal
                                      Loans      Loan Amount       Balance
                                --------------------------------------------
                                          (Dollars in Thousands)


Office.........................       20         $  3,036         $   2,465
Retail.........................        5              979               739
Farm real estate...............       54            7,056             5,856
Churches.......................        8            1,381               988
                                    ----         --------         ---------
   Total.......................       87         $ 12,452         $  10,048
                                     ===         ========         =========


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

Multi-Family Lending

           The Association has historically made permanent multi-family loans in its primary market area. However, the amount of such loans has been insignificant. At June 30, 2000, multi-family loans totaled $1.3 million, or 1.10% of gross loans receivable.

           The Association's  multi-family loan portfolio includes loans secured
by  five  or  more  unit  residential   buildings   located   primarily  in  the
Association's market area.

Land Lending

           Peoples Federal makes loans to individuals who purchase and hold land for various reasons, such as the future construction of a residence. Such loans are generally originated with terms of three years and have maximum loan- to-value ratios of 75%. At June 30, 2000, the Association had $992,000, or 0.84% of gross loans receivable, in land loans.

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

Consumer Lending

           Management believes that offering consumer loan products helps to expand the Association's customer base and to create stronger ties with its existing customer base. In addition, because consumer loans generally have shorter terms to maturity and carry higher rates of interest than do residential mortgage loans, they can be valuable asset/liability management tools. The Association currently originates substantially all of its consumer loans in its market area. At June 30, 2000, the Association's consumer loans totaled $3.6 million, or 3.01% of the Association's gross loan portfolio.

           Peoples Federal offers a variety of secured consumer loans, including automobile loans, loans secured by savings deposits and home improvement loans. Although the Association primarily originates consumer loans secured by real estate, deposits or other collateral, the Association also makes unsecured personal loans.

           The largest component of the Association's consumer lending program is automobile loans. At June 30, 2000, automobile loans totaled $2.5 million, or 2.09% of gross loans receivable. The Association makes loans directly to the consumer to aid in the purchase of new and used vehicles, which serve as collateral for the loan. The Association also employs other underwriting criteria discussed below in deciding whether to extend credit.

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

           Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral for defaulted consumer loans may not provide adequate sources of repayment for the outstanding loan balances as a result of the greater likelihood of damage, loss, or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

Commercial Business Lending

           In order to increase the yield and interest rate sensitivity of its loan portfolio and in order to satisfy the demand for financial services available to individuals and businesses in its primary market area, the Association has maintained a small portfolio of commercial business loans. Although the portfolio remains a small percentage of gross loans outstanding, the Association did experience substantial growth in 2000 primarily from the new branch facilities. Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are generally of higher risk and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself (which, in turn, may be dependent upon the general economic environment). During the past five years, the Association has made commercial business loans to businesses such as small retail operations, small manufacturing concerns and professional firms. The Association's commercial business loans almost always include personal guarantees and are usually, but not always, secured by business assets, such as accounts receivable, equipment, inventory and real estate. However, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

           Most of the Association's commercial business loans have terms ranging from three months to one year and may carry fixed or adjustable interest rates. The underwriting process for commercial business loans generally includes consideration of the borrower's financial statements, tax returns, projections of future business operations and inspection of the subject collateral, if any. At June 30, 2000, commercial business loans totaled $2.4 million, or 2.03% of the Association's gross loans receivable.

Originations, Purchases and Sales of Loans

           The Association originates real estate and other loans through employees located at the Association's offices. Walk-in customers and referrals from real estate brokers and builders are also important sources of loan originations. The Association has historically not utilized the services of mortgage or loan brokers, nor purchased or sold loans from or to other lenders. While a portfolio lender, the Association may in the future evaluate loan sale opportunities as they arise and make sales depending on market conditions.

           The  following  table  shows  the  loan   origination  and  repayment
activities of the Association for the periods indicated.


                                                                   Year Ended June 30,
                                                         --------------------------------------
                                                          2000             1999         1998
                                                         --------------------------------------
                                                                     (In thousands)
Originations by type:
---------------------
 Adjustable rate:
  Real estate - one- to four-family, construction and
       development and land                               $ 18,079      $ 14,661      $ 16,076
                  - commercial                                 830         3,178         2,839
                  - multi-family                                --           752           470
  Non-real estate - consumer                                    --            --            --
                           - commercial business             1,873         1,411            --
                                                          --------      --------      --------
         Total adjustable-rate                              20,782        20,002        19,385
 Fixed rate:
  Real estate - one- to four-family, construction and
       development and land                                  9,126        15,781         8,247
                  - commercial                                 643           598           266
                  - multi-family                                --            --            --
  Non-real estate - consumer                                 3,262         2,885         1,923
                           - commercial business             1,047           702           122
                                                          --------      --------      --------
         Total fixed-rate                                   14,078        19,966        10,558
                                                          --------      --------      --------
         Total loans originated                             34,860        39,968        29,943

  Principal repayments                                     (22,834)      (30,841)      (24,670)
Increase in other items, net(1)                                (90)         (188)          (66)
                                                          --------      --------      --------
         Net increase                                     $ 11,936      $  8,939      $  5,207
                                                          ========      ========      ========

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

           The following table sets forth the Association's loan delinquencies by type, by amount and by percentage of type at June 30, 2000.


                                                     Loans Delinquent For:
                           -----------------------------------------------------------------

                                      60-89 Days                         90 Days and Over         Total Delinquent Loans
                           ----------------------------------  -----------------------------  -----------------------------------

                                                    Percent                          Percent                          Percent
                                                    of Loan                          of Loan                          of Loan
                             Number     Amount     Category     Number    Amount    Category    Number     Amount    Category
                           ----------------------------------  -----------------------------  -----------------------------------
                                                                   (Dollars in Thousands)
Real Estate:
  One- to four-family......     11       $557        0.60%         18      $951         1.03%       29    $1,508         1.64%
  Construction and
   development.............     --         --          --          --        --           --        --        --           --
  Commercial...............     --         --          --           1        10         0.10         1        10         0.10
  Multi-family.............     --         --          --          --        --           --        --        --           --
  Land.....................     --         --          --          --        --           --        --        --           --
Consumer...................      3          5        0.14           1         1         0.03         4         6         0.17
Commercial business........     --         --          --          --        --           --        --        --           --
                                --       ----        ----          --      ----         ----        --    ------         ----

     Total.................     14       $562        0.47%         20      $962         0.81%       34    $1,524         1.29%
                                ==       ====        ====          ==      ====         ====        ==    ======         ====


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

           On the basis of management's review of its assets, at June 30, 2000, the Association had classified a total of $757,000 of its loans, as follows:



                             One- to Four-    Commercial
                                 Family       Real Estate        Land         Consumer     Total
                          -----------------------------------------------------------------------
                                                              (In Thousands)

Substandard..............      $756                $---          $ ---          $ ---       $756
Doubtful.................       ---                 ---            ---            ---        ---
Loss.....................       ---                 ---            ---              1          1
                               ----                ----          -----           ----       ----
                               $756                $---          $ ---          $   1       $757
                               ====                ====          =====          =====       ====


           Peoples Federal's classified assets consist of the (i) nonperforming loans and (ii) loans and other assets of concern discussed herein. As of the date hereof, these asset classifications are consistent with those of the OTS and FDIC.

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


                                                                         June 30,
                                                 -------------------------------------------------------
                                                  2000        1999        1988         1997       1996
                                                 -------------------------------------------------------
                                                                 (Dollars in Thousands)
Non accruing loans:
  One- to four-family                            $  756      $  302      $  713      $  705      $  564
  Construction and development                       --          --          --          --          --
  Commercial real estate                             --          13          --          14         211
  Multi-family                                       --          --          --          --          --
  Land                                               --          --          --          --          51
  Consumer                                           --          --          --          --          --
  Commercial business                                --          --          --          --          --
                                                 ------      ------      ------      ------      ------
     Total                                          756         315         713         719         826
                                                 ------      ------      ------      ------      ------

Accruing loans delinquent more than 90 days:
  One- to four-family                               278         389         235         143         326
  Construction and development                       --          --          --          --          --
  Commercial real estate                             10          --          --          --          58
  Multi-family                                       --          --          --          --          --
  Land                                               --          --          --          --          --
  Consumer                                            1          51          11           5          11
  Commercial business                                --          --          --          --          --
                                                 ------      ------      ------      ------      ------
     Total                                          289         440         246         148         395
                                                 ------      ------      ------      ------      ------

Foreclosed assets:
  One- to four-family                                --          --          --          --          --
  Construction and development                       --          --          --          --          --
  Commercial real estate                             --          --          --          --          --
  Multi-family                                       --          --          --          --          --
  Land                                               --          --          --          --          --
  Consumer                                           --          --          --          --          --
  Commercial business                                --          --          --          --          --
                                                 ------      ------      ------      ------      ------
     Total                                           --          --          --          --          --
                                                 ------      ------      ------      ------      ------

Total non performing assets                      $1,045      $  755      $  959      $  867      $1,221
                                                 ======      ======      ======      ======      ======
Total as a percentage of total assets              0.81%       0.65%       0.91%       0.84%       1.41%
                                                 ======      ======      ======      ======      ======


           For the year ended June 30, 2000 gross interest income which would have been recorded had the non accruing loans been current in accordance with their original terms amounted to $54,470. The amount that was included in interest income on such loans was $39,698 for the year ended June 30, 2000.

           Other Assets of Concern. As of June 30, 2000, the Association had no assets that are not now disclosed because of known information about the possible credit problems of the borrowers or the cash flows of the security property which would cause management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non performing asset categories.

           Allowance for Loan Losses. Management estimates the allowance balance required based on past loan loss experience, known and inherent risks in the portfolio, information about specific borrower situations and estimated collateral values, current economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged-off.

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

           As of June 30, 2000, the Association's allowance for loan losses as a percent of gross loans receivable and as a percent of nonperforming loans amounted to 0.50 % and 56.59%, respectively. In light of the level of nonperforming assets to total assets and the nature of these assets, management believes that the allowance for loan losses is adequate. While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments to the allowance for loan losses, and net earnings could be significantly affected, if circumstances differ substantially from the assumptions used in making the final determination.

           The following table sets forth an analysis of the Association's allowance for loan losses.


                                                                                     Year Ended June 30,
                                                         --------------------------------------------------------------------
                                                                2000           1999           1998          1997         1996
                                                         --------------------------------------------------------------------
                                                                                    (Dollars in Thousands)
Balance at beginning of period..........................        $529           $426           $397          $307        $ 251

Charge-offs:
  One- to four-family...................................         ---            ---              7           ---            9
  Construction and development..........................         ---            ---            ---           ---          ---
  Commercial real estate................................         ---            ---            ---           ---          ---
  Multi-family..........................................         ---            ---            ---           ---          ---
  Consumer..............................................         ---             23              8            22            6
  Commercial business...................................         ---            ---            ---           ---          ---
                                                           ---------        -------          -----         -----       ------
                                                                 ---             23             15            22           15
                                                           ---------        -------          -----         -----       ------

Recoveries:
  One- to four-family...................................         ---             19            ---           ---            1
  Construction and development..........................         ---            ---            ---           ---          ---
  Commercial real estate................................         ---            ---            ---           ---          ---
  Multi-family..........................................         ---            ---            ---           ---          ---
  Consumer..............................................           1              3              3             9            2
  Commercial business...................................         ---            ---            ---           ---          ---
                                                            --------        -------          -----         -----       ------
                                                                   1             22              3             9            3
                                                           ---------        -------          -----         -----       ------

Net charge-offs (recoveries)............................          (1)             1             12            13           12
Additions charged to operations.........................          61            104             41           103           68
                                                               -----          -----         ------          ----       ------
Balance at end of period................................        $591           $529           $426          $397         $307
                                                                ====           ====           ====          ====         ====

Ratio of net charge-offs during the period to
 average loans outstanding(1) during the period.........        ---%            ---%          0.01%         0.02%        0.02%
                                                              =====            ====           ====          ====         ====

Ratio of net charge-offs during the period to
 nonperforming assets at the end of the period..........      (0.10)%          0.08%          1.33%         1.49%        0.98%
                                                             ======            ====           ====          ====         ====


------------
(1) Calculated net of deferred loan fees, loan discounts, loans in process and allowance for loan losses.

           The distribution of the Association's allowance for losses on loans at the dates indicated is summarized as follows:


                                                                              June 30,
                          ----------------------------------------------------------------------------------------------------------
                                         2000                                 1999                                  1998
                          ----------------------------------------------------------------------------------------------------------
                                                     Percent                            Percent                           Percent
                                                    of Loans                            of Loans                         of Loans
                              Amount      Loan       in Each       Amount     Loan      in Each        Amount     Loan     in Each
                                of       Amounts    Category         of      Amounts    Category         of      Amounts  Category
                            Loan Loss      by       to Total     Loan Loss     by       to Total     Loan Loss     by     to Total
                            Allowance   Category      Loans      Allowance  Category     Loans       Allowance  Category    Loans
                          ----------------------------------------------------------------------------------------------------------
                                                                       (Dollars in Thousands)

One- to four-family.......   $388     $ 92,117         77.72%     $346     $  84,166      79.51%      $335      $79,691     82.37%
Construction and
development...............     20        8,088          6.82        13         5,930       5.60         16        6,776      7.00
Commercial real
  estate..................     25       10,048          8.48        32         9,408       8.89         15        6,608      6.83
Multi-family..............      3        1,300          1.10         4         1,359       1.28          2          655      0.68
Land......................      3          992          0.84         3           867       0.82          2          868      0.90
Consumer..................     94        3,571          3.01       103         2,738       2.59         56        2,053      2.12
Commercial
  business................     58        2,406          2.03        28         1,393       1.31        ---          101      0.10
Unallocated...............    ---          ---           ---       ---           ---        ---        ---          ---       ---
                             ----     --------        ------      ----      --------     ------       ----      -------    ------

     Total................   $591     $118,522        100.00%     $529      $105,861     100.00%      $426      $96,752    100.00%
                             ====     ========        ======      ====      ========     ======       ====      =======    ======



                                                                  June 30,
                            -----------------------------------------------------------------------------------
                                                  1997                                  1996
                            ------------------------------------------------------------------------------------
                                                          Percent                                  Percent
                                                          of Loans                                 of Loans
                                  Amount        Loan      in Each         Amount        Loan       in Each
                                    of        Amounts     Category          of         Amounts     Category
                                Loan Loss        by       to Total      Loan Loss        by        to Total
                                Allowance     Category     Loans        Allowance     Category      Loans
                          -----------------------------------------------------------------------------------
                                                           (Dollars in Thousands)

One- to four-family.......        $316       $75,808       82.24%        $ 211         $65,448        79.60%
Construction and
development...............          14         6,551        7.10             4           7,091         8.63
Commercial real
  estate..................          15         5,843        6.34            36           5,302         6.45
Multi-family..............         ---           219        0.24             1             485         0.59
Land......................           3         1,447        1.57             2           1,342         1.63
Consumer..................          49         2,285        2.48            53           2,468         3.00
Commercial
  business................         ---            29        0.03           ---              81         0.10
Unallocated...............         ---           ---         ---           ---             ---          ---
                                  ----      -------      ------          -----         -------       ------

     Total................        $397      $92,182      100.00%         $ 307         $82,217       100.00%
                                  ====      ========     ======          =====         =======       ======


Investment Activities

           As part of its asset/liability management strategy, the Association invests in U.S. government and agency obligations and mortgage-backed securities to supplement its lending activities. The Association's investment policy also allows for investments in overnight funds and certificates of deposit. The Association may consider the expansion of investments into other securities if deemed appropriate. At June 30, 2000, the Association did not own any securities of a single issuer which exceeded 10% of the Association's equity, other than U.S. government or federal agency obligations. See Note 2 of the Notes to the Consolidated Financial Statements for additional information regarding the Association's securities portfolio.

           The Association is required by federal regulations to maintain a minimum amount of liquid assets that may be invested in specified securities and is also permitted to make certain other securities investments. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is provided. As of June 30, 2000, the Association's liquidity ratio (liquid assets as a percentage of net withdrawable savings and current borrowings) was 10.6% as compared to the OTS requirement of 4.0%.

           As of June 30, 2000 the Association had securities totaling $ 8.4 million classified as available for sale while there were no classified as held to maturity. As future securities are acquired, the Association may elect to classify them as either available for sale or held to maturity.

           The following table sets forth the composition of the Association's investments in securities and time deposits at the dates indicated.

                                                                                             June 30,
                                                      ------------------------------------------------------------------------------
                                                                    2000                       1999                    1998
                                                      ------------------------------------------------------------------------------
                                                          Carrying       % of         Carrying       % of        Carrying    % of
                                                            Value        Total          Value        Total         Value     Total
                                                      ------------------------------------------------------------------------------
                                                                               (Dollars in Thousands)
Securities and time deposits:
  U.S. government securities..........................      $   ---        ---%       $   ---        ---%      $   ---        ---%
  Federal agency obligations held to maturity.........          ---        ---            ---        ---           ---        ---
  Federal agency obligations available for sale.......        3,896      41.15          2,957      32.26         4,016      80.92
  Time deposits.......................................          ---        ---            400       4.36           100       2.01
                                                             ------     ------       --------     ------        ------     ------
     Subtotal.........................................        3,896      41.15          3,357      36.62         4,116      82.93
Mortgage-Backed Securities............................        4,550      48.05          4,901      53.47           ---        ---
FHLB stock............................................        1,023      10.80            908       9.91           847      17.07
                                                             ------     ------       --------     ------        ------     ------
     Total securities, time deposits, mortgaged-
         backed securities and FHLB stock.............       $9,469     100.00%        $9,166     100.00%       $4,963     100.00%
                                                             ======     ======         ======     ======        ======     ======
Average remaining life of securities
  and time deposits...................................    4.86 years                  2.77 years                   3.01 years

Other interest-earning assets:
  Interest-bearing deposits with banks................       $  885      63.91%      $    635     100.00%       $2,292      53.40%
  Overnight deposits..................................          500      36.09            ---        ---         2,000      46.60
                                                             ------     ------       --------     ------        ------     ------
     Total............................................       $1,385     100.00%      $    635     100.00%       $4,292     100.00%
                                                             ======     ======       ========     ======        ======     ======

           The composition and maturities of the time deposit and securities portfolios, excluding FHLB stock, are indicated in the following table.


                                                                        June 30, 2000
                                     -------------------------------------------------------------------------------------------
                                        Less Than                 1 to 5              5 to 10             Total Securities
                                         1 Year                   Years                Years              and Time Deposits
                                     -----------------------------------------------------------------------------------------
                                      Amortized     Fair   Amortized     Fair     Amortized      Fair      Amortized     Fair
                                        Cost       Value      Cost       Value       Cost        Value       Cost        Value
                                     -------------------------------------------------------------------------------------------
                                                                    (Dollars in Thousands)
Time deposit ....................     $   --     $   --     $   --      $   --      $   --      $   --      $   --      $   --
Federal agency obligations
available for sale ..............         --         --      2,999       2,918         998         978       3,997       3,896
Mortgage-Backed Securities ......         --         --         --          --          --          --       4,645       4,550
                                      ------     ------     ------      ------      ------      ------      ------      ------
Total securities and time deposit     $   --     $   --     $2,999      $2,918      $  998      $  978      $8,642      $8,446
                                      ======     ======     ======      ======      ======      ======      ======      ======

Weighted average yield ..........     ---%       ---%         6.24%       6.24%       8.00%       8.00%       6.85%       6.85%
                                      ======     ======     ======      ======      ======      ======      ======      ======


           Mortgage-Backed Securities. The Association had one GNMA mortgage-backed security at June 30, 2000. From time to time, the Association may purchase such securities to supplement loan production, leverage its capital position or manage its assets/liability structure.

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

           The variety of deposit accounts offered by the Association has allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. The Association has become more susceptible to short- term fluctuations in deposit flows, as customers have become more interest rate conscious. The Association manages the pricing of its deposits in keeping with its asset/liability management, profitability and growth objectives. Based on its experience, the Association believes that its passbook, demand and NOW accounts are relatively stable sources of deposits. However, the ability of the Association to attract and maintain certificate deposits, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions.

           The following table sets forth the savings flows at the Association during the periods indicated.



                                                 Year Ended June 30,
                            ---------------------------------------------------
                                   2000           1999                 1998
                            ---------------------------------------------------
                                            (Dollars in Thousands)

Opening balance............     $ 84,310          $79,054             $77,045
Deposits...................      123,137           90,648              87,133
Withdrawals................      118,056           88,585              88,401
Interest credited..........        3,666            3,193               3,277
                                --------          -------            --------

Ending balance.............     $ 93,057          $84,310             $79,054
                                ========          =======             =======

Net increase ..............     $  8,747          $ 5,256             $ 2,009
                                ========          =======             =======

Percent increase                  10.37%            6.65%               2.61%
                                  =====             ====                ====

           The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Association at the dates indicated.

                                                                                        June 30,
                                                         ---------------------------------------------------------------------------
                                                                 2000                    1999                      1998
                                                         ---------------------------------------------------------------------------
                                           Weighted
                                            Average
                                            Rate at                   Percent                 Percent                      Percent
                                         June 30, 2000  Amount       of Total     Amount      of Total       Amount        of Total
                                       ---------------------------------------------------------------------------------------------
                                                                         (Dollars in Thousands)
Transactions and Savings Deposits:
---------------------------------

Noninterest Bearing Demand                     --      $   871          0.93%    $   650         0.77%       $   169          0.22%
Savings Accounts .........                   3.05%      18,889         20.29      19,544        23.17         18,456         23.34
NOW Accounts .............                   1.55        4,940          5.31       4,874         5.78          3,362          4.25
Money Market Accounts ....                   3.75        1,563          1.68       1,846         2.19            982          1.24
                                                       -------      --------     -------      -------        -------      --------

Total Non-Certificates ...                   2.80       26,263         28.21      26,914        31.91         22,969         29.05
                                                       -------      --------     -------      -------        -------      --------

Certificates:
------------

 0.00 -  1.99%............                     --           --            --          --           --             --            --
 2.00 -  3.99%............                     --           --            --          19         0.02             --            --
 4.00 -  5.99%............                   5.23       23,528         25.27      41,767        49.51         36,060         45.59
 6.00 -  7.99%............                   6.28       43,266         46.48      15,610        18.51         20,025         25.32
 8.00 -  9.99%............                     --           --            --          --           --             --            --
10.00% and over ..........                     --           --            --          --           --             --            --
                                                      --------       -------     -------       ------       --------       -------

Total Certificates .......                   5.91       66,794         71.75      57,396        68.04         56,085         70.91
                                                      --------      --------     -------      -------        -------      --------
Accrued Interest .........                     --           35          0.04          44         0.05             35         0 .04
                                                      --------      --------     -------      -------        -------      --------
Total Deposits ...........                   5.06%    $ 93,092        100.00%    $84,354       100.00%       $79,089        100.00%
                                                      ========      ========     =======      =======        =======      ========

           The following table shows rate and maturity information for the Association's certificates of deposit as of June 30, 2000.



                                          2.00-          4.00-            6.00-                      Percent
                                          3.99%          5.99%            7.99%        Total         of Total
                                     -------------------------------------------------------------------------------------
                                                                         (Dollars in Thousands)
Certificate accounts
    maturing
in quarter ending:
-----------------
September 30, 2000..................        $ ---       $ 6,010        $ 3,335        $ 9,345          13.99%
December 31, 2000...................          ---         4,353         10,703         15,056          22.54
March 31, 2001......................          ---         4,030          8,099         12,129          18.16
June 30, 2001.......................          ---         2,918          5,252          8,170          12.23
September 30, 2001..................          ---         1,661          2,491          4,152           6.22
December 31, 2001...................          ---         1,338          2,081          3,419           5.12
March 31, 2002......................          ---           958            314          1,272           1.90
June 30, 2002.......................          ---           821            868          1,689           2.53
September 30, 2002..................          ---            97          2,557          2,654           3.97
December 31, 2002...................          ---           449          2,647          3,090           4.63
March 31, 2003......................          ---           104          1,220          1,324           1.98
June 30, 2003.......................          ---            51          1,315          1,366           2.04
September 30, 2003..................          ---           241            947          1,188           1.98
December 31, 2003...................          ---           194            239            433           0.65
March 31, 2004......................          ---           219             37            256           0.38
June 30, 2004.......................          ---            71            357            428           0.65
September 30, 2004..................          ---            13            ---             13           0.02
December 31, 2004...................          ---           ---              6              6           0.01
March 31, 2005......................          ---           ---            153            153           0.23
June 30, 2005.......................          ---           ---            651            651           0.97
                                            -----       -------        -------        -------          -----
   Total............................        $ ---       $23,528        $43,266        $66,794            100%
                                            =====       =======        =======        =======          =====

    Percent of total................          ---%         35.2%          64.8%
                                            =====       =======        =======


           At June 30, 2000 the Association had approximately $6.3 million in certificate accounts in amounts of $100,000 or more maturing as follows:


                                                                 Weighted
             Maturity Period                     Amount         Average Rate
-----------------------------------------------------------------------------
                                              (Dollars in
                                               Thousands)

Three months or less......................       $1,312            5.97%
Over three through six months.............        1,959            5.93
Over six through 12 months................        1,170            6.24
Over 12 months............................        1,871            6.52
                                                 ------            ----
Total.....................................       $6,312            6.17%
                                                 ======            ====


           For  additional   information   regarding  the   composition  of  the
Association's   deposits,   see  Note  7  of  Notes  to  Consolidated  Financial
Statements.

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

           The following table sets forth the maximum month-end balance and average balance of FHLB advances for the periods indicated.


                                                                    Year Ended June 30,
                                                      ----------------------------------------------
                                                           2000             1999            1998
                                                      ----------------------------------------------
                                                                   (Dollars in Thousands)
Balance at period end:
---------------------
  FHLB advances......................................      $19,000          $14,800          $7,000
  Weighted average rate..............................         6.35%            5.87%           6.13%
Maximum balance at any month end during the period:
  FHLB advances......................................      $19,800          $14,800          $7,000

Average balance for the period:
------------------------------
  FHLB advances......................................      $17,603           $7,764          $   96
  Weighted average rate..............................         6.11%            6.05%           6.25%


Service Corporations

           As a federally chartered savings association, Peoples Federal is permitted by OTS regulations to invest up to 2% of its assets, or $2.6 million at June 30, 2000 in the stock of, or loans to, service corporation subsidiaries. As of such date, Peoples Federal had no investments in service corporations.


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

Federal Regulation of Savings Associations

           The OTS has extensive authority over the operations of savings associations. As part of this authority, Peoples Federal is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS examination of Peoples Federal was as of December 31, 1999. When these examinations are conducted by the OTS and the FDIC, the examiners may require the Association to provide for higher general or specific loan loss reserves. All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the OTS. The Association's OTS assessment for the fiscal year ended June 30, 2000 was $35,000.

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

           Peoples Federal's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At June 30, 2000, the Association's lending limit under this restriction was $2.1 million. Peoples Federal is in compliance with the loans-to-one-borrower limitation.

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

           The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. At June 30, 2000, the Association did not have any intangible assets.

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

           At June 30, 2000, Peoples Federal had tangible capital of $14.2 million, or 10.9% of adjusted total assets, which is approximately $12.2 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

           The capital standards also require core capital equal to at least 3% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card receivables. As a result of the prompt corrective action provisions discussed below, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio. At June 30, 2000, Peoples Federal had no intangible assets which were subject to these tests.

           At June 30, 2000, Peoples Federal had core capital equal to $14.2 million, or 10.9% of adjusted total assets, which is $9.0 million above the minimum leverage ratio requirement of 4% as in effect on that date.

            The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk- weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At June 30, 2000, Peoples Federal had $590,000 of general loss reserves, which was less than 1.25% of risk-weighted assets.

           Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. Peoples Federal had no such exclusions from capital and assets at June 30, 2000.

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

           On June 30, 2000, Peoples Federal had total capital of $14.8 million (including $14.2 million in core capital and $590,000 in qualifying supplementary capital) and risk-weighted assets of $85.7 million, or total capital of 17.2% of risk- weighted assets. This amount was $7.9 million above the 8% requirement in effect on that date.

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

Limitations on Dividends and Other Capital Distributions

           OTS regulations impose various restrictions on savings associations with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. OTS regulations generally permit a federal savings association to pay dividends in any calendar year equal to net income for that year plus retained earnings for the preceding two years. Based upon dividends the Association has paid to the Company, no additional dividends may be paid by the Association to the Company without OTS approval.

Liquidity

           All savings associations, including Peoples Federal, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. For a discussion of what Peoples Federal includes in liquid assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in the 2000 Annual Report to Stockholders attached hereto as Exhibit 13 and incorporated by reference herein. This liquid asset ratio requirement may vary from time to time depending upon economic conditions and savings flows of all savings associations. At the present time, the minimum liquid asset ratio is 4%.

Qualified Thrift Lender Test

           All savings associations, including Peoples Federal, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended (the "Code"). Under either test, such assets primarily consist of residential housing related loans and investments. At June 30, 2000, the Association met the test and has always met the test since its effectiveness.

           Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If an association does not requalify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to the BIF. If such an association has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national bank branching rights in its home state. In addition, the association is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends. If such association has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in prepayment penalties. If any association that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. See -"Regulation of the Company."

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

Federal Reserve System

           The Federal Reserve Board requires all depository institutions to maintain noninterest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At June 30, 2000, Peoples Federal was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "--Liquidity."

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

           As a member, Peoples Federal is required to purchase and maintain stock in the FHLB of Cincinnati. At June 30, 2000, Peoples Federal had $1,023,000 in FHLB stock, which was in compliance with this requirement. In past years, Peoples Federal has received substantial dividends on its FHLB stock. Over the past five fiscal years such dividends have averaged 7.11% and were 7.16% for fiscal 2000.

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

           For the year ended June 30, 2000, dividends paid by the FHLB of Cincinnati to Peoples Federal totaled $67,000, which constitutes a $6,000 increase over the amount of dividends received in fiscal year 1999. The $18,000 dividend for the quarter ended June 30, 2000 reflects an annualized rate of 7.35%, or 0.37% above the rate for fiscal 1999.

Federal and State Taxation

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

           A portion of the Association's reserves for losses on loans may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of June 30, 2000, the portion of Peoples Federal's reserves subject to this treatment for tax purposes totaled approximately $2.2 million.

           The Company and Peoples Federal file consolidated federal income tax returns on a fiscal year basis using the accrual method of accounting.

           Peoples Federal has been audited by the IRS, or the statute of limitations for assessment has closed, with respect to federal income tax returns through June 30, 1996. With respect to years examined by the IRS, either all deficiencies have been satisfied or sufficient reserves have been established to satisfy asserted deficiencies. In the opinion of management, any examination of still open returns (including returns of subsidiaries and predecessors of, or entities merged into, Peoples Federal) would not result in a deficiency which could have a material adverse effect on the financial condition of Peoples Federal.

           Ohio Taxation. The Association conducts its business in Ohio and consequently is subject to the Ohio corporate franchise tax. A financial institution subject to the Ohio corporate franchise tax levied by the Ohio Revised Code pays a tax equal to 1.3% of its apportioned net worth. The apportionment factor consists of a gross receipts factor, determined by reference to the total receipts of the financial institution from all sources, a property factor, determined by reference to the net book value of all loans and fixed assets owned by the financial institution and a payroll factor.

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

Employees

           At June 30, 2000, the Association had a total of 27 full-time employees, 12 of which have been employed by Peoples Federal for at least 10 years, and 4 part-time employees. None of the Association's employees are represented by any collective bargaining group. Management considers its employee relations to be good.

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

           David R. Fogt. Mr. Fogt, age 49, is Vice President of Operations and Financial Services of the Association. He is responsible for the overall administration of the Association with direct responsibilities in consumer lending and asset and liability management. He has been employed by Peoples Federal since 1983.

           Gary N. Fullenkamp. Mr. Fullenkamp, age 44, is Vice President of Mortgage Loans and Corporate Secretary of the Association. He is responsible for mortgage lending operations of the Association, including underwriting and processing of mortgage loan activity. He has been employed by Peoples Federal since 1979.

           Debra A. Geuy. Mrs. Geuy, age 42, is Chief Financial Officer and Treasurer of the Association. She is responsible for overseeing the financial functions of the Association. She has been employed by Peoples Federal since 1978.

Item 2. Properties

           The following table sets forth information concerning the main and branch offices and a drive-in facility of the Association at June 30, 2000. The Association believes that its current facilities are adequate. The Association also maintains a 24-hour ATM at its main and both branch office locations.


                                                                   Net Book
                                                    Owned          Value at
                                       Year          or            June 30,
Location                              Opened       Leased            2000
--------
                                  ---------------------------------------------

Main Office:

101 East Court Street                  1917         Owned           $245,096
Sidney, Ohio 45365

Drive-In:

232 S. Ohio Avenue                     1971         Owned           $165,377
Sidney, Ohio 45365

Anna Branch:
403 South Pike Street                  1998         Owned           $609,351
Anna, Ohio 45302

Jackson Center Branch:
115 East Pike Street                   1998        Leased           $ 97,444
Jackson Center, Ohio 45334


           The Association's depositor and borrower customer files are maintained by an independent data processing company. The net book value of the data processing and computer equipment utilized by the Association at June 30, 2000 was approximately $200,000.

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

Item 4.  Submission of Matters to a Vote of Security Holders

           No matter was submitted to a vote of security holders, through the solicitations of proxies or otherwise, during the quarter ended June 30, 2000.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

           Page 4 of the Company's 2000 Annual Report to Stockholders is incorporated herein by reference.

Item 6.    Management's Discussion and Analysis or Plan of Operation

           Pages  8  through  19  of  the   Company's   2000  Annual  Report  to
Stockholders are incorporated herein by reference.

Item 7.    Financial Statements

           Pages  20  through  45  of  the  Company's   2000  Annual  Report  to
Stockholders are incorporated herein by reference.

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

                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors

           Information concerning directors of the Company is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2000, which has been filed with the SEC.

Executive Officers

           Information concerning the executive officers of the Company who are not directors is incorporated by reference from Part I of this Form 10-KSB under the caption "Executive Officers of the Registrant Who Are Not Directors."

Section 16(a) Beneficial Ownership Reporting Compliance

           Information concerning compliance with Section 16(a) reporting requirements by the Company's directors and executive officers is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2000, which has been filed with the SEC.

Item 10.        Executive Compensation

           Information concerning executive compensation is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2000, which has been filed with the SEC.

Item 11.        Security Ownership of Certain Beneficial Owners and Management

           Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2000, which has been filed with the SEC.

Item 12.        Certain Relationships and Related Transactions

           Information concerning certain relationships and related transactions is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2000, which has been filed with the SEC.

Item 13.        Exhibits and Reports on Form 8-K

           (a)  Exhibits



                                                                              Reference to
                                                                              Prior Filing
                                                                               or Exhibit
     Regulation                                                                  Number
     S-B Exhibit                                                                Attached
       Number                                 Document                           Hereto
----------------- ----------------------------------------------------------     ------
          2       Plan of acquisition, reorganization, arrangement,               None
                  liquidation or succession
        3(i)      Certificate of Incorporation                                      *
        3(ii)     By-Laws                                                           *
          4       Instruments defining the rights of holders, including             *
                  indentures
          9       Voting trust agreement                                          None
        10.1      Employee Stock Ownership Plan                                     *
        10.2      Form of Employment Agreement with Douglas Stewart                 *
        10.3      Forms of Employment Agreements with David R. Fogt,                *
                  Gary N. Fullenkamp, Debra A. Geuy and Steven Goins
        10.4      401k Plan                                                         *
        10.5      Incentive Bonus Plan                                              *
        10.6      Peoples-Sidney Financial Corporation Amended and                 **
                  Restated 1998 Stock Option and Incentive Plan
        10.7      Peoples-Sidney Financial Corporation Amended and                 **
                  Restated 1998 Management Recognition Plan
         11       Statement re: computation of per share earnings                 None
         13       Annual report to security holders                                13
         16       Letter on change in certifying accountant                       None
         18       Letter on change in accounting principles                       None
         21       Subsidiaries of Registrant                                       21
         22       Published report regarding matters submitted to vote            None
         23       Consents of experts and counsel                                  23
         24       Power of attorney                                           Not required
         27       Financial data schedule                                          27
         99       Additional exhibits                                         Not required

------------------
* Filed as an exhibit to the Registrant's Form S-1 registration statement (File No. 333-20461) and incorporated herein by reference.
** Filed as an exhibit to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1999 (File No. 0-22223) and incorporated herein by reference.

           (b)  Reports on Form 8-K

           During the quarter ended June 30, 2000, the Company filed two Current Reports on Form 8-K. On April 19, 2000, under Item 5, the Company reported the issuance of a press release announcing the Company's earnings for the quarter ended March 31, 2000 and the declaration of a cash dividend. On April 28, 2000, under Item 5, the Company reported the issuance of a press release announcing the completion of a stock repurchase program.

                                   SIGNATURES


           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         PEOPLES-SIDNEY FINANCIAL CORPORATION



                         By:
                            ----------------------------------------------------
                                 Douglas Stewart
                                 President, Chief Executive Officer and Director
                                (Duly Authorized Representative)


           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

---------------------------------------
Douglas Stewart                            James W. Kerber
President, Chief Executive Officer and     Director
Director
(Principal Executive Officer)

Date:                   , 2000             Date:                       , 2000
       -----------------------                  -----------------------------



Richard T. Martin                          John W. Sargeant
Chairman of the Board                      Director

Date:                   , 2000             Date:                       , 2000
       -----------------------                  -----------------------------



Robert W. Bertsch                          Debra A. Geuy
Director                                   Chief Financial Officer and Treasurer
                                          (Principal Financial and Accounting
                                           Officer)

Date:                   , 2000             Date:                       , 2000
       -----------------------                  -----------------------------



Harry N. Faulkner
Director

Date:                   , 2000
       -----------------------



                                 INDEX TO EXHIBITS


    Number
    ------
     13           Portions of Annual Report to Security Holders

     23           Consent of Crowe, Chizek and Company LLP

     21           Subsidiaries of the Registrant

     27           Financial Data Schedule