Form 10QSB
period 2000-09-30
PEOPLES SIDNEY FINANCIAL CORP
filed 2000-11-13
CIK 1031340

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

   (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2000

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

As of November 2, 2000, the latest practicable date, 1,570,815 shares of the issuer's common shares, $.01 par value, were issued and outstanding.

Transitional Small Business Disclosure Format (Check One):

Yes   [X]       No   [_]


--------------------------------------------------------------------------------

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
--------------------------------------------------------------------------------


                                     INDEX

                                                                                Page


PART I - FINANCIAL INFORMATION
  Item 1.   Financial Statements (Unaudited)

            Consolidated Balance Sheets.......................................   3

            Consolidated Statements of Income ................................   4

            Consolidated Statements of Comprehensive Income...................   5

            Condensed Consolidated Statements of Changes in Shareholders'
              Equity..... ....................................................   6

            Consolidated Statements of Cash Flows ............................   7

            Notes to Consolidated Financial Statements .......................   8

  Item 2.   Management's Discussion and Analysis..............................  15


Part II - Other Information

  Item 1.   Legal Proceedings.................................................  20

  Item 2.   Changes in Securities and Use of Proceeds.........................  20

  Item 3.   Defaults Upon Senior Securities...................................  20

  Item 4.   Submission of Matters to a Vote of Security Holders...............  20

  Item 5.   Other Information.................................................  20

  Item 6.   Exhibits and Reports on Form 8-K..................................  20


SIGNATURES ...................................................................  21

                      PEOPLES-SIDNEY FINANCIAL CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

--------------------------------------------------------------------------------


Item 1.  Financial Statements

                                                                            September 30,                 June 30,
                                                                                2000                        2000
                                                                                ----                        ----
ASSETS

Cash and due from financial institutions                               $           1,013,978      $             820,629
Interest-bearing deposits in other financial institutions                            863,075                    885,364
Overnight deposits                                                                 1,400,000                    500,000
                                                                       ---------------------      ---------------------
      Total cash and cash equivalents                                              3,277,053                  2,205,993
Securities available for sale                                                      8,451,368                  8,446,681
Federal Home Loan Bank stock                                                       1,220,300                  1,023,000
Loans, net                                                                       117,225,203                114,649,700
Accrued interest receivable                                                          959,221                    893,569
Premises and equipment, net                                                        1,874,785                  1,890,886
Other assets                                                                         135,147                    177,387
                                                                       ---------------------      ---------------------

      Total assets                                                     $         133,143,077      $         129,287,216
                                                                       =====================      =====================


LIABILITIES
Deposits                                                               $          91,788,696      $          93,056,941
Borrowed funds                                                                    24,000,000                 19,000,000
Accrued interest payable and other liabilities                                       255,336                    270,477
                                                                       ---------------------      ---------------------
      Total liabilities                                                          116,044,032                112,327,418

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value, 500,000 shares
  authorized, none issued and outstanding
Common stock, $.01 par value, 3,500,000 shares
  authorized, 1,785,375 shares issued                                                 17,854                     17,854
Additional paid-in capital                                                        10,739,848                 10,754,463
Retained earnings                                                                 10,915,946                 10,856,394
Treasury stock, 214,560 and 207,060 shares, at cost                               (2,694,420)                (2,636,295)
Unearned employee stock ownership plan shares                                     (1,306,476)                (1,347,800)
Unearned management recognition plan shares                                         (508,385)                  (556,043)
Accumulated other comprehensive income (loss)                                        (65,322)                  (128,775)
                                                                       ---------------------      ---------------------
      Total shareholders' equity                                                  17,099,045                 16,959,798
                                                                       ---------------------      ---------------------

      Total liabilities and shareholders' equity                       $         133,143,077      $         129,287,216
                                                                       =====================      =====================

--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                      PEOPLES-SIDNEY FINANCIAL CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                                        Three Months Ended
                                                                                           September 30,
                                                                                           -------------
                                                                                   2000                     1999
                                                                                   ----                     ----
Interest income
      Loans, including fees                                               $          2,295,051      $         2,007,976
      Securities                                                                       149,426                  130,145
      Demand, time and overnight deposits                                               13,451                   40,860
      Dividends on Federal Home Loan Bank stock                                         20,400                   16,587
                                                                          --------------------      -------------------
            Total interest income                                                    2,478,328                2,195,568

Interest expense
      Deposits                                                                       1,189,597                1,011,861
      Borrowed funds                                                                   346,955                  250,789
                                                                          --------------------      -------------------
            Total interest expense                                                   1,536,552                1,262,650
                                                                          --------------------      -------------------

Net interest income                                                                    941,776                  932,918

Provision for loan losses                                                               18,747                   17,301
                                                                          --------------------      -------------------

Net interest income after provision for loan losses                                    923,029                  915,617

Noninterest income
      Service fees and other charges                                                    27,915                   22,733

Noninterest expense
      Compensation and benefits                                                        376,773                  364,425
      Director fees                                                                     30,000                   30,000
      Occupancy and equipment                                                           80,914                   77,707
      Computer processing expense                                                       56,527                   47,479
      FDIC deposit insurance premiums                                                    4,792                   12,203
      State franchise taxes                                                             44,725                   75,323
      Professional fees                                                                 25,602                   29,477
      Other                                                                             69,818                   77,669
                                                                          --------------------      -------------------
            Total noninterest expense                                                  689,151                  714,283
                                                                          --------------------      -------------------

Income before income taxes                                                             261,793                  224,067

Income tax expense                                                                      99,800                   92,816
                                                                          --------------------      -------------------

Net income                                                                $            161,993      $           131,251
                                                                          ====================      ===================

Earnings per common share - basic                                         $               0.11      $              0.09
                                                                          ====================      ===================

Earnings per common share - diluted                                       $               0.11      $              0.09
                                                                          ====================      ===================

--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                      PEOPLES-SIDNEY FINANCIAL CORPORATION

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                           Three Months Ended
                                                                              September 30,
                                                                              -------------
                                                                      2000                     1999
                                                                      ----                     ----
Net income                                                   $            161,993      $           131,251

Other comprehensive income (loss)
      Unrealized holding gains and (losses) on
        available-for-sale securities                                      96,141                  (42,531)
      Tax effect                                                          (32,688)                  14,460
                                                             --------------------      -------------------
            Other comprehensive income (loss)                              63,453                  (28,071)
                                                             --------------------      -------------------

Comprehensive income                                         $            225,446      $           103,180
                                                             ====================      ===================


--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                      PEOPLES-SIDNEY FINANCIAL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
                              SHAREHOLDERS' EQUITY
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                                                  Three Months
                                                                                               Ended September 30,
                                                                                               -------------------
                                                                                       2000                       1999
                                                                                       ----                       ----
Balance, beginning of period                                                  $          16,959,798      $          17,362,217

Net income for period                                                                       161,993                    131,251

Cash dividends, $.07 per share in 2000 and 1999                                            (102,442)                  (107,455)

Purchase of 7,500 shares of treasury stock in 2000, at cost                                 (58,125)                        --

Commitment to release 2,856 management recognition plan
  shares in 2000 and 1999                                                                    47,658                     47,658

Commitment to release 3,522 and 3,671 employee stock ownership
  plan shares in 2000 and 1999, at fair value                                                26,710                     39,251

Change in fair value on securities available for sale, net of tax                            63,453                    (28,071)
                                                                              ---------------------      ---------------------

Balance, end of period                                                        $          17,099,045      $          17,444,851
                                                                              =====================      =====================

--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                      PEOPLES-SIDNEY FINANCIAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                                      Three Months Ended
                                                                                         September 30,
                                                                                         -------------
                                                                                2000                     1999
                                                                                ----                     ----
Cash flows from operating activities
      Net income                                                        $           161,993       $          131,251
      Adjustments to reconcile net income to net cash from
        operating activities
            Depreciation                                                             39,130                   38,204
            Provision for loan losses                                                18,747                   17,301
            FHLB stock dividends                                                    (20,300)                 (16,500)
            Compensation expense for ESOP shares                                     26,710                   39,251
            Compensation expense for MRP shares                                      47,658                   47,658
            Change in
                  Accrued interest receivable and other assets                      (24,789)                   8,447
                  Accrued expense and other liabilities                             (47,829)                 (74,351)
                  Deferred loan fees                                                  3,252                    8,414
                                                                       --------------------      -------------------
                        Net cash from operating activities                          204,572                  199,675

Cash flows from investing activities
      Purchases of securities available for sale                                         --               (1,000,000)
      Principal repayments on mortgage-backed securities                             92,831                   35,321
      Purchases of time deposits in other financial institutions                         --               (1,000,000)
      Net increase in loans                                                      (2,597,502)              (3,007,985)
      Premises and equipment expenditures                                           (23,029)                 (16,630)
      Purchases of FHLB stock                                                      (177,000)                      --
                                                                       --------------------      -------------------
            Net cash from investing activities                                   (2,704,700)              (4,989,294)

Cash flows from financing activities
      Net change in deposits                                                     (1,268,245)               3,896,491
      Net change in short-term borrowings                                                --               (2,800,000)
      Proceeds from long-term borrowings                                          5,000,000                5,000,000
      Cash dividends paid                                                          (102,442)                (107,455)
      Purchase of treasury stock                                                    (58,125)                      --
                                                                       --------------------      -------------------
            Net cash from financing activities                                    3,571,188                5,989,036
                                                                       --------------------      -------------------

Net change in cash and cash equivalents                                           1,071,060                1,199,417

Cash and cash equivalents at beginning of period                                  2,205,993                1,932,978
                                                                       --------------------      -------------------

Cash and cash equivalents at end of period                             $          3,277,053      $         3,132,395
                                                                       ====================      ===================

Supplemental disclosures of cash flow information
      Cash paid during the period for
            Interest                                                   $          1,524,156      $         1,260,290
            Income taxes                                                             25,000                   65,000

--------------------------------------------------------------------------------

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

These interim consolidated financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of the Corporation at September 30, 2000 and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions of Form 10-QSB and, therefore, do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances, and should be read in conjunction with the consolidated financial statements and notes thereto of the Corporation for the fiscal year ended June 30, 2000, included in its 2000 Annual Report. Reference is made to the accounting policies of the Corporation described in the notes to consolidated financial statements contained in its 2000 Annual Report. The Corporation has consistently followed these policies in preparing this Form 10-QSB.

The Corporation provides financial services through its main office in Sidney, Ohio, and branch offices in Anna and Jackson Center, Ohio. Its primary deposit products are checking, savings and term certificate accounts, and its primary lending products are residential mortgage, commercial and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets and real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Real estate loans are secured by both residential and commercial real estate. Substantially all revenues and services are derived from financial institution products and services in Shelby County and contiguous counties. Management considers the Corporation to operate in one segment, banking.

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

Income tax expense is based on the effective tax rate expected to be applicable for the entire year. Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between the carrying amounts and tax basis of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

Basic earnings per share ("EPS") is based on net income divided by the weighted average number of shares outstanding during the period. ESOP shares are considered outstanding for this calculation unless unearned. Management recognition plan ("MRP") shares are considered outstanding as they become vested. Diluted EPS shows the dilutive effect of MRP shares and the additional common shares issuable under stock options.

--------------------------------------------------------------------------------

                                  (Continued)

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

A reconciliation of the numerators and denominators used in the computation of the basic earnings per common share and diluted earnings per common share is presented below:

                                                                                    Three Months Ended
                                                                                       September 30,
                                                                                 2000                 1999
                                                                                 ----                 ----
Basic Earnings Per Common Share
      Numerator
         Net income                                                        $       161,993      $       131,251
                                                                           ===============      ===============
      Denominator
         Weighted average common shares outstanding                              1,577,826            1,664,622
         Less:  Average unallocated ESOP shares                                   (113,103)            (127,716)
         Less:  Average unearned MRP shares                                        (31,894)             (43,319)
                                                                           ---------------      ---------------
         Weighted average common shares outstanding for
           basic earnings per common share                                       1,432,829            1,493,587
                                                                           ===============      ===============

      Basic earnings per common share                                      $         0.11       $         0.09
                                                                           ==============       ==============

Diluted Earnings Per Common Share
      Numerator
         Net income                                                        $       161,829      $       131,251
                                                                           ===============      ===============
      Denominator
         Weighted average common shares outstanding for
           basic earnings per common share                                       1,432,829            1,493,587
         Add:  Dilutive effects of average unearned MRP shares                          --                   --
         Add:  Dilutive effects of assumed exercises of stock options                   --                   --
                                                                           ---------------      ---------------
         Weighted average common shares and dilutive
           potential common shares outstanding                                   1,432,829            1,493,587
                                                                           ===============      ===============

      Diluted earnings per common share                                    $         0.11       $         0.09
                                                                           ==============       ==============

Unearned MRP shares and stock options granted did not have a dilutive effect on EPS for the three months ended September 30, 2000 and 1999 as the fair value of the MRP shares on the date of grant and the exercise price of outstanding options was greater than the average market price for the period. As of September 30, 2000 and 1999, there were 140,824 and 141,824 options outstanding that were not dilutive.

Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS 133 does not allow hedging of a security that is classified as held to maturity. Accordingly, upon adoption of SFAS 133, companies may reclassify any security from held to maturity to available for sale if they wish to be able to hedge the security in the future. SFAS 133, as deferred by SFAS 137 and amended by SFAS 138, was effective for fiscal years beginning after June 15, 2000. The adoption of SFAS 133 did not have a significant impact on the Corporation's financial statements.


--------------------------------------------------------------------------------

                                  (Continued)

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 2 - SECURITIES AVAILABLE FOR SALE

Securities available for sale were as follows:

                                                                  Gross                Gross                 Estimated
                                           Amortized           Unrealized           Unrealized                 Fair
                                             Cost                 Gains               Losses                   Value
                                             ----                 -----               ------                   -----
September 30, 2000
     U.S. Government agencies        $         3,996,942      $           --      $       (68,042)     $         3,928,900
     Mortgage-backed securities                4,553,399                  --              (30,931)               4,522,468
                                     -------------------      --------------      ---------------      -------------------

         Total                       $         8,550,341      $           --      $       (98,973)     $         8,451,368
                                     ===================      ==============      ===============      ===================

June 30, 2000
     U.S. Government agencies        $         3,996,736      $           --      $      (100,336)     $         3,896,400
     Mortgage-backed securities                4,645,059                  --              (94,778)               4,550,281
                                     -------------------      --------------      ---------------      -------------------

         Total                       $         8,641,795      $           --      $      (195,114)     $         8,446,681
                                     ===================      ==============      ===============      ===================

Contractual maturities of securities available for sale at September 30, 2000 were as follows. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity, primarily mortgage-backed securities, are shown separately.

                                                                            Estimated
                                                   Amortized                  Fair
                                                     Cost                     Value
                                                     ----                     -----

  Due after one year through five years     $          2,998,984      $         2,941,560
  Due after five years through ten years                 997,958                  987,340
  Mortgage-backed securities                           4,553,399                4,522,468
                                            --------------------      -------------------

                                            $          8,550,341      $         8,451,368
                                            ====================      ===================

No securities were sold during the three-month periods ended September 30, 2000 and 1999. No securities were pledged as collateral at September 30, 2000 or June 30, 2000.

--------------------------------------------------------------------------------

                                  (Continued)

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 3 - LOANS

Loans were as follows:

                                                 September 30,               June 30,
                                                     2000                      2000
                                                     ----                      ----
   Mortgage loans:
         1-4 family residential              $          94,270,706    $          92,116,695
         Multi-family residential                        1,285,605                1,300,151
         Commercial real estate                         10,401,256               10,047,775
         Real estate construction and
           development                                   6,904,886                8,088,290
         Land                                            1,047,102                  991,864
                                             ---------------------    ---------------------
               Total mortgage loans                    113,909,555              112,544,775
   Consumer loans                                        4,112,278                3,571,071
   Commercial loans                                      2,714,836                2,406,064
                                             ---------------------    ---------------------
               Total loans                             120,736,669              118,521,910
   Less:
         Allowance for loan losses                        (605,600)                (591,350)
         Loans in process                               (2,657,302)              (3,035,548)
         Deferred loan fees                               (248,564)                (245,312)
                                             ---------------------    ---------------------

                                             $         117,225,203    $         114,649,700
                                             =====================    =====================

Activity in the allowance for loan losses is summarized as follows:

                                             Three Months Ended
                                                September 30,
                                                -------------
                                           2000                1999
                                           ----                ----

   Balance at beginning of period   $        591,350     $        528,898
   Provision for losses                       18,747               17,301
   Charge-offs                                (4,563)                  --
   Recoveries                                     66                   --
                                    ----------------     ----------------

   Balance at end of period         $        605,600     $        546,199
                                    ================     ================

Nonperforming loans were as follows:

                                                  September 30,       June 30,
                                                      2000              2000
                                                      ----              ----

   Loans past due over 90 days still on accrual   $    401,000    $    289,000
   Nonaccrual loans                                    902,000         756,000

Non-performing   loans  include  smaller  balance  homogeneous  loans,  such  as residential mortgage and consumer loans that are collectively evaluated for impairment.

As of September 30, 2000 and June 30, 2000 and for the three months ended September 30, 2000 and 1999, no loans were required to be evaluated for impairment on an individual loan basis within the scope of SFAS No. 114.

--------------------------------------------------------------------------------

                                  (Continued)

NOE 4 - BORROWED FUNDS

At September 30, 2000 and June 30, 2000, the Association had a cash management line of credit enabling it to borrow up to $8,000,000 from the Federal Home Loan Bank of Cincinnati ("FHLB"). All cash management advances have an original maturity of 90 days. The line of credit must be renewed on an annual basis. No borrowings were outstanding on this line of credit at September 30, 2000 and June 30, 2000.

Based on the FHLB stock owned by the Association at September 30, 2000, the Association has the ability to obtain borrowings up to a maximum total of $24,406,000, including the cash management line-of-credit. However, the
Association can obtain advances up to the lower of 50% of the Association's total assets or 80% of the Association's pledgable residential mortgage loan portfolio by purchasing more FHLB stock. Advances from the Federal Home Loan Bank at September 30, 2000 and June 30, 2000 were as follows:

                                                                      September 30,                June 30,
                                                                          2000                       2000
                                                                          ----                       ----
     7.15% FHLB fixed-rate advance, due May 2, 2001             $           2,500,000      $           2,500,000
     7.41% FHLB fixed-rate advance, due May 15, 2001                        2,000,000                  2,000,000
     7.40% FHLB fixed-rate advance, due May 2, 2002                         2,500,000                  2,500,000
     6.13% FHLB fixed-rate advance, due June 25, 2008                       7,000,000                  7,000,000
     6.00% FHLB fixed-rate advance, due June 11, 2009                       5,000,000                  5,000,000
     6.27% FHLB fixed-rate advance, due September 8, 2010                   5,000,000                         --
                                                                ---------------------      ---------------------
                                                                $          24,000,000      $          19,000,000
                                                                =====================      =====================

Advances under the borrowing agreements are collateralized by a blanket pledge of the Association's residential mortgage loan portfolio and its FHLB stock.

NOTE 5 - OFF-BALANCE-SHEET ACTIVITIES

Some financial instruments, such as loan commitments, credit lines, letters of credit and overdraft protection, are issued to meet customer financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance-sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of the commitment.

--------------------------------------------------------------------------------

                                  (Continued)

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 5 - OFF-BALANCE-SHEET ACTIVITIES (Continued)

The contractual amount of financial instruments with off-balance-sheet risk was as follows:

                                      September 30,                              June 30,
                                          2000                                     2000
                                          ----                                     ----
                                   Fixed            Variable              Fixed            Variable
                                   Rate               Rate                Rate               Rate
                                   ----               ----                ----               ----
  Nonresidential               $    249,000      $         --        $         --       $         --
  Residential real estate            40,000           378,000              15,000            879,000
  Interest rates                 8.50-10.00%             9.00%               9.00%         8.25-9.50%

Commitments to make loans are generally made for a period of 30 days or less. Maturities for fixed-rate loan commitments range from 10 years to 20 years.

The Corporation also had unused commercial and home equity lines of credit approximating $2,290,000 and $2,200,000 at September 30, 2000 and June 30, 2000.

At September 30, 2000 and June 30, 2000, the Association was required to have $306,000 and $419,000 on deposit with its correspondent banks as a compensating clearing requirement.

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

During fiscal 1998, the Corporation declared and paid a $4.00 per share distribution of which $3.99 was a tax-free return of capital distribution. The ESOP received approximately $539,000 on 134,262 unallocated shares from the return of capital distribution. The ESOP used the proceeds to purchase 26,000 additional shares. The additional shares are held in suspense and allocated to participants in a manner similar to the shares originally in the ESOP. ESOP compensation expense was $26,710 and $39,251 for the three months ended September 30, 2000 and 1999.

--------------------------------------------------------------------------------

                                  (Continued)

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 6 - EMPLOYEE STOCK OWNERSHIP PLAN (Continued)

ESOP shares as of September 30, 2000 and June 30, 2000 were as follows:

                                                                 September 30,                June 30,
                                                                     2000                       2000
                                                                     ----                       ----
         Allocated shares                                              53,966                    53,966
         Shares committed to be released for allocation                 3,522                        --
         Unreleased shares                                            111,342                   114,864
                                                          -------------------      --------------------

               Total ESOP shares                                      168,830                   168,830
                                                          ===================      ====================

         Fair value of unreleased shares                  $           862,900      $            976,344
                                                          ===================      ====================

NOTE 7 - STOCK OPTION AND INCENTIVE PLAN

The Stock Option and Incentive Plan was approved by the shareholders of the Corporation on May 22, 1998. The Board of Directors has granted options to purchase shares of common stock at an exercise price ranging from $16.01 to $18.75 to certain employees, officers and directors of the Corporation. The exercise price for options granted prior to June 10, 1998, were reduced by the $3.99 return of capital distribution. One-fifth of the options awarded become first exercisable on each of the first five anniversaries of the date of grant. The option period expires 10 years from the date of grant. 140,824 options were outstanding at September 30, 2000 and June 30, 2000. 56,330 options were exercisable at September 30, 2000 and June 30, 2000. In addition, 37,714 options to purchase common stock are reserved for future grants at September 30, 2000 and June 30, 2000.

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

In conjunction with the adoption of the MRP on May 22, 1998, the Board of Directors awarded 57,128 shares to certain directors, officers and employees of the Corporation. No shares had been previously awarded. One-fifth of such shares will be earned and nonforfeitable on each of the first five anniversaries of the date of the award. At September 30, 2000 and June 30, 2000, 22,854 shares have vested. In the event of the death or disability of a participant or a change in control of the Corporation, however, the participant's shares will be deemed earned and nonforfeitable upon such date. At September 30, 2000 and June 30, 2000, there were 14,287 shares reserved for future awards and held as treasury stock. Compensation expense related to MRP shares is based upon the cost of the shares, which approximates fair value at the date of grant. For the three months ended September 30, 2000 and 1999, compensation expense totaled $47,658.

--------------------------------------------------------------------------------

                                  (Continued)

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

Item 2.  Management's Discussion and Analysis

Introduction

In the following pages, management presents an analysis of the consolidated financial condition of Peoples-Sidney Financial Corporation (the "Corporation") as of September 30, 2000, compared to June 30, 2000, and results of operations for the three months ended September 30, 2000, compared with the same period in 1999. This discussion is designed to provide a more comprehensive review of operating results and financial position than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the interim financial statements and related footnotes included herein.

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

The Corporation does not undertake, and specifically disclaims, any obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Financial Condition

Total assets at September 30, 2000 were $133.1 million compared to $129.3 million at June 30, 2000, an increase of $3.8 million, or 3.0%. The increase in total assets was due to increases in loans and cash and cash equivalents funded by proceeds from increased borrowings.

Loans increased $2.6 million from $114.6 million at June 30, 2000 to $117.2 million at September 30, 2000. The increase was primarily in one- to four-family residential loans which increased $2.2 million. Real estate construction and development loans decreased $1.2 million due to conversion into permanent one-to-four family loans. Changes in other types of mortgage loans were not significant. The overall increase in total mortgage loans is reflective of a strong local economy coupled with attractive loan rates and products compared to local competition. Expansion into new market areas through the Association's two new branch banking facilities also contributed to the growth.

--------------------------------------------------------------------------------

                                  (Continued)

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

The Corporation's consumer loan portfolio increased $541,000 between June 30, 2000 and September 30, 2000. The increase was spread evenly among loans on deposit accounts, single payment personal notes and automobile loans. Commercial loans increased $309,000 as the Corporation has gradually increased the emphasis on this type of lending. Even with the increases, non-mortgage loans remain a small portion of the entire loan portfolio and represented only 5.7% and 5.0% of gross loans at September 30, 2000 and June 30, 2000.

Cash and cash equivalents increased $1.1 million, primarily as a temporary earning source until loan growth utilizes all the funds provided from additional long-term borrowings.

Total deposits decreased $1.3 million from $93.1 million at June 30, 2000 to $91.8 million at September 30, 2000. The decrease, which was expected by management, was primarily due to a large jumbo certificate of deposit for $901,000, which matured and was withdrawn. NOW accounts increased $322,000 and savings accounts declined $877,000 since June 30, 2000. Money market accounts and noninterest-bearing demand deposits had little change since June 30, 2000.

Borrowed funds were $24.0 million at September 30, 2000 compared to $19.0 million at June 30, 2000. Borrowings at September 30, 2000 consisted entirely of long-term fixed-rate advances. The additional borrowings were taken to fund ongoing loan demand and replace the jumbo certificate of deposit withdrawal. Based on the FHLB stock owned by the Association at September 30, 2000, the Association had the ability to obtain borrowings up to a maximum total of $24,406,000. However, the Association can obtain advances up to the lower of 50% of the Association's total assets or 80% of the Association's pledgable residential mortgage loan portfolio by purchasing more FHLB stock. Based upon the 50% of total assets limitation, management estimates the maximum borrowing capacity from the FHLB to be approximately $66,500,000 at September 30, 2000.

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

The Corporation's net income primarily depends on its net interest income, which is the difference between interest income earned on interest-earning assets, such as loans and securities and interest expense incurred on interest-bearing liabilities, such as deposits and borrowings. The level of net interest income is dependent on the interest rate environment and volume and composition of interest-earning assets and interest-bearing liabilities. Net income is also affected by provisions for loan losses, service charges, gains on the sale of assets and other income, noninterest expense and income taxes.

Net Income. The Corporation earned net income of $162,000 for the three months ended September 30, 2000 compared to $131,000 for the three months ended September 30, 1999. The increase in net income was primarily due to an increase in net interest income and a decrease in noninterest expense.

Net Interest Income. Net interest income totaled $942,000 for the three months ended September 30, 2000 compared to $933,000 for the three months ended September 30, 1999. The increase was the result of higher income on loans and securities partially offset by an increase in interest expense on deposits and borrowings.


--------------------------------------------------------------------------------

                                  (Continued)

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

Interest and fees on loans increased $287,000, or 14.3% from $2,008,000 for the three months ended September 30, 1999 to $2,295,000 for the three months ended September 30, 2000. The increase in interest income was due to a higher average balance of loans coupled with an increase in the yield earned on loans.

Interest earned on securities increased $19,000 for the three months ended September 30, 2000 as compared to the same period in the prior year. The increase was the result of having a higher yield than a year ago.

Interest paid on deposits increased $178,000 for the three months ended September 30, 2000 compared to the three months ended September 30, 1999. The increase resulted from an increase in the average rate paid on deposits combined with an increase in the average balance of deposits.

Interest paid on borrowed funds totaled $347,000 for the three months ended September 30, 2000 compared to $251,000 for the three ended September 30, 1999. The increase in interest expense on borrowed funds resulted from a higher average balance of borrowed funds combined with an increase in the rate paid for borrowings.

Provision for Loan Losses. The Corporation maintains an allowance for loan losses in an amount that, in management's judgment, is adequate to absorb probable losses in the loan portfolio. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors, including the performance of the Corporation's loan portfolio, the economy, changes in real estate values and interest rates and the view of the regulatory authorities toward loan classifications. The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level that is considered adequate to absorb probable losses in the loan portfolio. The amount of the provision is based on management's monthly review of the loan portfolio and consideration of such factors as historical loss experience, general prevailing economic conditions, changes in the size and composition of the loan portfolio and specific borrower considerations, including the ability of the borrower to repay the loan and the estimated value of the underlying collateral.

The provision for loan losses for the three months ended September 30, 2000 totaled $18,747 compared to $17,301 for the three months ended September 30, 1999. The allowance for loan losses totaled $606,000, or .50% of gross loans receivable and 46.4% of total nonperforming loans at September 30, 2000, compared with $591,000, or 0.50% of gross loans receivable and 56.6% of total nonperforming loans at June 30, 2000. Charge-offs experienced by the Corporation have primarily related to consumer and other non-real estate loans. As indicated previously, such loans make up a small portion of the Corporation's total loan portfolio. The Corporation's low historical charge-off history is the product of a variety of factors, including the Corporation's underwriting guidelines, which generally require a loan-to-value or projected completed value ratio of 90% for purchase or construction of one- to four-family residential properties and 75% for commercial real estate and land loans, established income information and defined ratios of debt to income.

Noninterest income. Noninterest income includes service fees and other miscellaneous income and totaled $28,000 for the three months ended September 30, 2000 and $23,000 for the three months ended September 30, 1999. The increase was primarily due to an increase in service charges on deposit accounts.

Noninterest expense. Noninterest expense totaled $689,000 for the three months ended September 30, 2000 compared to $714,000 for the three months ended September 30, 1999, a decrease of $25,000, or 3.5%. The decrease was the result of a decrease in franchise taxes paid by the Association. The Association pays

--------------------------------------------------------------------------------

                                  (Continued)

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

franchise taxes on a calendar-year basis based on its net worth at June 30 of the preceding year. The lower capital levels at the Association at June 30, 1999, after the large dividend paid to Peoples prior to June 30, 1999, resulted in lower franchise taxes beginning January 1, 2000.

Income Tax Expense. The volatility of income tax expense is primarily attributable to the change in income before income taxes and the impact the Corporation's stock price has on the stock-based employee benefit plans. Income tax expense totaled $100,000 for the three months ended September 30, 2000 compared to $93,000 for the three months ended September 30, 1999, representing an increase of $7,000. The effective tax rate was 38.1% and 41.4% for the three months ended September 30, 2000 and 1999.

Liquidity and Capital Resources

The Corporation's liquidity, primarily represented by cash and cash equivalents, is a result of operating, investing and financing activities. These activities are summarized below for the three months ended September 30, 2000 and 1999.

                                                                        Three Months
                                                                     Ended September 30,
                                                                 2000                   1999
                                                                   (Dollars in thousands)
Net income                                                $             162      $            131
Adjustments to reconcile net income to net cash from
  operating activities                                                   43                    68
                                                          -----------------      ----------------
Net cash from operating activities                                      205                   199
Net cash from investing activities                                   (2,705)               (4,989)
Net cash from financing activities                                    3,571                 5,989
                                                          -----------------      ----------------
Net change in cash and cash equivalents                               1,071                 1,199
Cash and cash equivalents at beginning of period                      2,206                 1,933
                                                          -----------------      ----------------
Cash and cash equivalents at end of period                $           3,277      $          3,132
                                                          =================      ================

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

OTS regulations presently require the Association to maintain an average daily balance of investments in United States Treasury, federal agency obligations and other investments in an amount equal to 4% of the sum of the Association's average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement, which may be changed from time to time by the OTS to reflect changing economic conditions, is intended to provide a source of relatively liquid funds on which the Association may rely, if necessary, to fund deposit withdrawals or other short-term funding needs. At September 30, 2000, the Association's regulatory liquidity was 11.6%. At such date, the Corporation had commitments to originate fixed-rate commercial and residential real estate loans totaling $289,000 and variable-rate commercial and residential real estate mortgage loans totaling $378,000. Loan commitments are generally for 30 days. The Corporation considers its liquidity and capital reserves sufficient to meet its outstanding short and long-term needs. See Note 5 of the Notes to Consolidated Financial Statements.

--------------------------------------------------------------------------------

                                  (Continued)

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

The Association is subject to various regulatory capital requirements administered by the federal regulatory agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Association must meet specific capital guidelines that involve quantitative measures of the Association's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Association's capital amounts and classifications are also subject to qualitative judgments by the regulators about the Association's components, risk weightings and other factors. Failure to meet minimum capital requirements can initiate certain mandatory actions that, if undertaken, could have a direct material effect on the Corporation's financial statements. At September 30, 2000 and June 30, 2000, management believes the Association complies with all regulatory capital requirements. Based on the Association's computed regulatory capital ratios, the Association is considered well capitalized under the Federal Deposit Insurance Act at September 30, 2000 and June 30, 2000. No conditions or events have occurred subsequent to the last notification by regulators that management believes would have changed the Association's category.

At September 30, 2000 and June 30, 2000, the Association's actual capital levels and minimum required levels were:

                                                                        Minimum                          Minimum
                                                                     Required To Be                   Required To Be
                                                                  Adequately Capitalized             Well Capitalized
                                                                  Under Prompt Corrective        Under Prompt Corrective
                                            Actual                  Action Regulations             Action Regulations
                                    Amount         Ratio           Amount          Ratio          Amount         Ratio
                                    ------         -----           ------          -----          ------         -----
(Dollars in Thousands)
September 30, 2000
Total capital (to risk-
  weighted assets)                $  15,036        17.2%          $  7,006        8.0%         $   8,757         10.0%
Tier 1 (core) capital (to
  risk-weighted assets)              14,431        16.5              3,503        4.0              5,254          6.0
Tier 1 (core) capital (to
  adjusted total assets)             14,431        10.8              5,332        4.0              6,665          5.0
Tangible capital (to
  adjusted total assets)             14,431        10.8              1,999        1.5              N/A

June 30, 2000
Total capital (to risk-
  weighted assets)               $   14,773        17.2%         $   6,858        8.0%        $    8,572         10.0%
Tier 1 (core) capital (to
  risk-weighted assets)              14,183        16.5              3,429        4.0              5,143          6.0
Tier 1 (core) capital (to
  adjusted total assets)             14,183        10.9              5,183        4.0              6,479          5.0
Tangible capital (to
  adjusted total assets)             14,183        10.9              1,944        1.5              N/A


--------------------------------------------------------------------------------

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                           PART II - OTHER INFORMATION

--------------------------------------------------------------------------------

Item 1.  Legal Proceedings
         None.

Item 2.  Changes in Securities and Use of Proceeds
         None.

Item 3.  Defaults Upon Senior Securities
         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
         There were no matters brought to a vote of security holders during the quarter ended September 30, 2000.

Item 5.  Other Information
         None.

Item 6.  Exhibits and Reports on Form 8-K
         (a)  Exhibit No. 27: Financial Data Schedule

         (b) Form 8-K was filed on July 20, 2000 under Item 5, Other Events, the Corporation reported the issuance of a press release to announce the quarterly and year-end earnings and declare a dividend. Form 8-K filed on August 4, 2000 under Item 5, Other Events, the Corporation announced the date of the 2000 Annual Meeting of Shareholders. Form 8-K was filed on September 18, 2000 under Item 5, Other Events, the Corporation announced its intention to purchase up to 5% of its outstanding shares in the open market over the next twelve months.

--------------------------------------------------------------------------------

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                                   SIGNATURES

--------------------------------------------------------------------------------


Pursuant to the requirement of the Securities Exchange Act of 1934, the small business issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:  November 10, 2000                    /s/ Douglas Stewart
     ---------------------                  -----------------------------------
                                            Douglas Stewart
                                            President





Date:  November 10, 2000                    /s/ Debra Geuy
     ---------------------                  -----------------------------------
                                            Debra Geuy
                                            Chief Financial Officer


--------------------------------------------------------------------------------

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER               DESCRIPTION                             PAGE NUMBER
------               -----------                             -----------


 27            Financial Data Schedule                            23













--------------------------------------------------------------------------------