Form 10QSB
period 2000-12-31
PEOPLES SIDNEY FINANCIAL CORP
filed 2001-02-14
CIK 1031340

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

   (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2000

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

As of February 9, 2001, the latest practicable date, 1,541,315 shares of the issuer's common shares, $.01 par value, were issued and outstanding.

Transitional Small Business Disclosure Format (Check One):

Yes   [ ]       No   [X]


--------------------------------------------------------------------------------

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
--------------------------------------------------------------------------------

                                      INDEX
                                                                           Page
                                                                           ----
PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements (Unaudited)

           Consolidated Balance Sheets....................................   3

           Consolidated Statements of Income .............................   4

           Consolidated Statements of Comprehensive Income................   5

           Condensed Consolidated Statements of Changes in
           Shareholders' Equity...........................................   6

           Consolidated Statements of Cash Flows .........................   7

           Notes to Consolidated Financial Statements ....................   8

  Item 2.  Management's Discussion and Analysis...........................  14


Part II - Other Information

  Item 1.  Legal Proceedings..............................................  20

  Item 2.  Changes in Securities and Use of Proceeds......................  20

  Item 3.  Defaults Upon Senior Securities................................  20

  Item 4.  Submission of Matters to a Vote of Security Holders............  20

  Item 5.  Other Information..............................................  20

  Item 6.  Exhibits and Reports on Form 8-K...............................  20


SIGNATURES ...............................................................  21

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

--------------------------------------------------------------------------------


Item 1.  Financial Statements

                                                                                 December 31,           June 30,
                                                                                     2000                 2000
                                                                                     ----                 ----
ASSETS

Cash and due from financial institutions                                        $       903,522    $        820,629
Interest-bearing deposits in other financial institutions                             1,603,094             885,364
Overnight deposits                                                                           --             500,000
                                                                                ---------------    ----------------
     Total cash and cash equivalents                                                  2,506,616           2,205,993
Securities available for sale                                                         8,518,982           8,446,681
Federal Home Loan Bank stock                                                          1,348,300           1,023,000
Loans, net                                                                          119,035,568         114,649,700
Accrued interest receivable                                                             952,917             893,569
Premises and equipment, net                                                           1,895,307           1,890,886
Other assets                                                                             85,242             177,387
                                                                                ---------------    ----------------

     Total assets                                                               $   134,342,932    $    129,287,216
                                                                                ===============    ================


LIABILITIES

Deposits                                                                        $    90,321,567    $     93,056,941
Borrowed funds                                                                       26,500,000          19,000,000
Accrued interest payable and other liabilities                                          287,001             270,477
                                                                                ---------------    ----------------
     Total liabilities                                                              117,108,568         112,327,418

SHAREHOLDERS' EQUITY

Preferred stock, $.01 par value, 500,000 shares
  authorized, none issued and outstanding
Common stock, $.01 par value, 3,500,000 shares
  authorized, 1,785,375 shares issued                                                    17,854              17,854
Additional paid-in capital                                                           10,725,514          10,754,463
Retained earnings                                                                    10,969,290          10,856,394
Treasury stock, 227,260 and 207,060 shares, at cost                                  (2,793,689)         (2,636,295)
Unearned employee stock ownership plan shares                                        (1,265,151)         (1,347,800)
Unearned management recognition plan shares                                            (460,727)           (556,043)
Accumulated other comprehensive income (loss)                                            41,273            (128,775)
                                                                                ---------------    ----------------
     Total shareholders' equity                                                      17,234,364          16,959,798
                                                                                ---------------    ----------------

     Total liabilities and shareholders' equity                                 $   134,342,932    $    129,287,216
                                                                                ===============    ================

--------------------------------------------------------------------------------

                See accompanying notes to consolidated financial

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

--------------------------------------------------------------------------------


                                                           Three Months Ended               Six Months Ended
                                                              December 31,                    December 31,
                                                              ------------                    ------------
                                                          2000            1999             2000            1999
                                                          ----            ----             ----            ----
Interest income

     Loans, including fees                          $   2,371,752    $   2,076,814   $   4,666,803   $    4,084,790
     Securities                                           147,836          146,869         297,262          277,014
     Demand, time and overnight deposits                   18,143           19,897          31,594           60,757
     Dividends on Federal Home Loan Bank

       Stock                                               23,360           16,307          43,760           32,894
                                                    -------------    -------------   -------------   --------------
         Total interest income                          2,561,091        2,259,887       5,039,419        4,455,455

Interest expense

     Deposits                                           1,205,951        1,066,617       2,395,548        2,078,478
     Borrowed funds                                       399,120          260,924         746,075          511,713
                                                    -------------    -------------   -------------   --------------
         Total interest expense                         1,605,071        1,327,541       3,141,623        2,590,191
                                                    -------------    -------------   -------------   --------------

Net interest income                                       956,020          932,346       1,897,796        1,865,264

Provision for loan losses                                  17,768           10,698          36,515           27,999
                                                    -------------    -------------   -------------   --------------

Net interest income after provision for loan losses       938,252          921,648       1,861,281        1,837,265

Noninterest income

     Service fees and other charges                        25,646           19,680          53,561           42,413

Noninterest expense

     Compensation and benefits                            377,544          393,704         754,317          758,129
     Director fees                                         26,200           30,000          56,200           60,000
     Occupancy and equipment                               81,523           76,003         162,437          153,710
     Computer processing expense                           54,944           49,782         111,471           97,261
     FDIC deposit insurance premiums                        4,752           12,777           9,544           24,980
     State franchise taxes                                 44,725           74,343          89,450          149,666
     Professional fees                                     26,572           27,942          52,174           57,419
     Other                                                 73,717           79,207         143,535          156,876
                                                    -------------    -------------   -------------   --------------
         Total noninterest expense                        689,977          743,758       1,379,128        1,458,041
                                                    -------------    -------------   -------------   --------------

Income before income taxes                                273,921          197,570         535,714          421,637

Income tax expense                                        104,100           81,893         203,900          174,709
                                                    -------------    -------------   -------------   --------------

Net income                                          $     169,821    $     115,677   $     331,814   $      246,928
                                                    =============    =============   =============   ==============

Earnings per common share - basic                   $        0.12    $       0.08    $        0.23   $        0.17
                                                    =============    ============    =============   ==============

Earnings per common share - diluted                 $        0.12    $       0.08    $        0.23   $        0.17
                                                    =============    ============    =============   =============

--------------------------------------------------------------------------------

                See accompanying notes to consolidated financial

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                           Three Months Ended               Six Months Ended
                                                              December 31,                    December 31,
                                                              ------------                    ------------
                                                          2000            1999             2000            1999
                                                          ----            ----             ----            ----
Net income                                          $     169,821    $     115,677   $     331,814   $      246,928

Other comprehensive income (loss)
     Unrealized holding gains and (losses) on
       available-for-sale securities                      161,508         (101,752)        257,649         (144,283)
     Tax effect                                           (54,913)          34,596         (87,601)          49,056
                                                    -------------    -------------   -------------   --------------
         Other comprehensive income (loss)                106,595          (67,156)        170,048          (95,227)
                                                    -------------    -------------   -------------   --------------

Comprehensive income                                $     276,416    $      48,521   $     501,862   $      151,701
                                                    =============    =============   =============   ==============


--------------------------------------------------------------------------------

                See accompanying notes to consolidated financial

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
                              SHAREHOLDERS' EQUITY
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                          Three Months Ended                Six Months Ended
                                                              December 31,                    December 31,
                                                              ------------                    ------------
                                                          2000            1999             2000            1999
                                                          ----            ----             ----            ----
Balance, beginning of period                        $  17,099,045    $  17,444,851   $  16,959,798   $   17,362,217

Net income for period                                     169,821          115,677         331,814          246,928

Cash dividends, $.08 and $.07 per share for the three months ended December 31, 2000 and 1999, $.15 and $.14 per share for the six months

  ended December 31, 2000 and 1999                       (116,476)        (107,455)       (218,918)        (214,910)

Purchase of 12,700 and 20,200 shares of
  treasury stock for the three and six months
  ended December 31, 2000, at cost                        (99,269)              --        (157,394)              --

Commitment to release  2,856  management
  recognition  plan shares for the three
  months ended December 31, 2000 and 1999 and 5,712
  management  recognition plan shares for the
  six months ended December 31, 2000 and 1999              47,658           47,658          95,316           95,316

Commitment to release 3,522 and 3,672
  employee  stock  ownership plan shares for the
  three months ended December 31, 2000 and 1999
  and 7,044 and 7,624 employee stock
  ownership plan shares for the six months
  ended December 31, 2000 and 1999, at fair value          26,990           34,740          53,700          73,991

Change in fair value on securities available for
  sale, net of tax                                        106,595          (67,156)        170,048          (95,227)
                                                    -------------    -------------   -------------   --------------
Balance, end of period                              $  17,234,364    $  17,468,315   $  17,234,364   $   17,468,315
                                                    =============    =============   =============   ==============

--------------------------------------------------------------------------------
                See accompanying notes to consolidated financial

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                                          Six Months Ended
                                                                                             December 31,
                                                                                            ------------
                                                                                       2000               1999
                                                                                       ----               ----
Cash flows from operating activities

     Net income                                                                   $      331,814    $       246,928
     Adjustments to reconcile net income to net cash from
       operating activities
         Depreciation                                                                     79,023             76,976
         Provision for loan losses                                                        36,515             27,999
         FHLB stock dividends                                                            (43,600)           (32,800)
         Compensation expense for ESOP shares                                             53,700             73,991
         Compensation expense for MRP shares                                              95,316             95,316
         Change in
              Accrued interest receivable and other assets                                30,008            (36,986)
              Accrued expense and other liabilities                                      (71,077)           (78,221)
              Deferred loan fees                                                           6,551             16,713
                                                                                  --------------    ---------------
                  Net cash from operating activities                                     518,250            389,916

Cash flows from investing activities

     Purchases of securities available for sale                                               --         (2,000,000)
     Maturities and calls securities available for sale                                       --          1,000,000
     Principal repayments on mortgage-backed securities                                  188,137            111,573
     Purchases of time deposits in other financial institutions                               --         (1,000,000)
     Maturities of time deposits in other financial institutions                              --          1,300,000
     Net increase in loans                                                            (4,428,934)        (6,515,963)
     Premises and equipment expenditures                                                 (83,444)           (51,246)
     Purchases of FHLB stock                                                            (281,700)           (10,800)
                                                                                  --------------    ---------------
         Net cash from investing activities                                           (4,605,941)        (7,166,436)

Cash flows from financing activities

     Net change in deposits                                                           (2,735,374)         5,001,087
     Net change in short-term borrowings                                               2,500,000         (1,100,000)
     Proceeds from long-term borrowings                                                5,000,000          5,000,000
     Cash dividends paid                                                                (218,918)          (214,910)
     Purchase of treasury stock                                                         (157,394)                --
                                                                                  --------------    ---------------
         Net cash from financing activities                                            4,388,314          8,686,177
                                                                                  --------------    ---------------

Net change in cash and cash equivalents                                                  300,623          1,909,657

Cash and cash equivalents at beginning of period                                       2,205,993          1,932,978
                                                                                  --------------    ---------------

Cash and cash equivalents at end of period                                        $    2,506,616    $     3,842,635
                                                                                  ==============    ===============

Supplemental disclosures of cash flow information
     Cash paid during the period for
         Interest                                                                 $    3,121,126    $     2,590,731
         Income taxes                                                                    210,000            273,000


--------------------------------------------------------------------------------
                See accompanying notes to consolidated financial

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

These interim consolidated financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of the Corporation at December 31, 2000 and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions of Form 10-QSB and, therefore, do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances, and should be read in conjunction with the consolidated financial statements and notes thereto of the Corporation for the fiscal year ended June 30, 2000, included in the Corporation's 2000 Annual Report on Form 10-KSB for the fiscal year ended June 30, 2000. Reference is made to the accounting policies of the Corporation described in the notes to consolidated financial statements contained in such report. The Corporation has consistently followed these policies in preparing this Form 10-QSB.

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

Basic earnings per share ("EPS") are based on net income divided by the weighted average number of shares outstanding during the period. Employee stock ownership plan ("ESOP") shares are considered outstanding for this calculation unless unearned. Management recognition plan ("MRP") shares are considered outstanding as they become vested. Diluted EPS shows the dilutive effect of MRP shares and the additional common shares issuable under stock options.


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

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

A reconciliation of the numerators and denominators used in the computation of the basic earnings per common share and diluted earnings per common share is presented below:

                                                               Three Months Ended            Six Months Ended
                                                                  December 31,                 December 31,

                                                               2000            1999         2000           1999
                                                               ----            ----         ----           ----
     Basic Earnings Per Common Share

       Numerator

         Net income                                         $  169,821    $   115,677    $   331,814    $   246,928
                                                            ==========    ===========    ===========    ===========
       Denominator

         Weighted average common shares
           outstanding                                       1,567,300      1,664,622      1,572,563      1,664,622
         Less:  Average unallocated ESOP shares               (109,581)      (124,044)      (111,342)      (125,880)
         Less:  Average unearned MRP shares                    (29,038)       (40,463)       (30,466)       (41,891)
                                                            ----------    -----------    -----------    -----------
         Weighted average common shares
           outstanding for basic earnings per
           common share                                      1,428,681      1,500,115      1,430,755      1,496,851
                                                            ==========    ===========    ===========    ===========

       Basic earnings per common share                      $    0.12     $      0.08    $      0.23    $     0.17
                                                            =========     ===========    ===========    ==========

     Diluted Earnings Per Common Share

       Numerator

         Net income                                         $  169,821    $   115,677    $   331,814    $   246,928
                                                            ==========    ===========    ===========    ===========
       Denominator

         Weighted average common shares
           outstanding for basic earnings per
           common share                                      1,428,681      1,500,115      1,430,755      1,496,851
         Add:  Dilutive effects of average unearned
           MRP shares                                               --             --             --             --
         Add:  Dilutive effects of assumed exercises
           of stock options                                         --             --             --             --
                                                            ----------    -----------    -----------    -----------
         Weighted average common shares and
           dilutive potential common shares
           outstanding                                       1,428,681      1,500,115      1,430,755      1,496,851
                                                            ==========    ===========    ===========    ===========

       Diluted earnings per common share                    $    0.12     $      0.08    $      0.23      $    0.17
                                                            =========     ===========    ===========      =========


Unearned MRP shares and stock options granted did not have a dilutive effect on EPS for the three and six months ended December 31, 2000 and 1999 as the fair value of the MRP shares on the date of grant and the exercise price of outstanding options was greater than the average market price for the periods. As of December 31, 2000 and 1999, there were 140,824 and 141,824 options outstanding that were not dilutive.


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

 NOTE 2 - SECURITIES AVAILABLE FOR SALE

Securities available for sale were as follows:

                                                                Gross           Gross          Estimated
                                               Amortized     Unrealized      Unrealized          Fair
                                                 Cost           Gains          Losses            Value
                                                 ----           -----          ------            -----
December 31, 2000
------------------
    U.S. Government agencies               $     3,997,147    $   14,487    $   (11,954)    $    3,999,680
    Mortgage-backed securities                   4,459,300        60,002             --          4,519,302
                                           ---------------    ----------    -----------     --------------

       Total                               $     8,456,447    $   74,489    $   (11,954)    $    8,518,982
                                           ===============    ==========    ===========     ==============

June 30, 2000
-------------
    U.S. Government agencies               $     3,996,736    $       --    $  (100,336)    $    3,896,400
    Mortgage-backed securities                   4,645,059            --        (94,778)         4,550,281
                                           ---------------    ----------    -----------     --------------

       Total                               $     8,641,795    $       --    $  (195,114)    $    8,446,681
                                           ===============    ==========    ===========     ==============


Contractual maturities of securities available for sale at December 31, 2000 were as follows. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity, primarily mortgage-backed securities, are shown separately.


                                                                 Estimated
                                                 Amortized         Fair
                                                   Cost            Value

      Due after one year through five years    $   2,999,134    $  2,987,180
      Due after five years through ten years         998,013       1,012,500
      Mortgage-backed securities                   4,459,300       4,519,302
                                               -------------    ------------

                                               $   8,456,447    $  8,518,982
                                               =============    ============

No securities were sold during the three-month and six-month periods ended December 31, 2000 and 1999. No securities were pledged as collateral at December 31, 2000 or June 30, 2000.


--------------------------------------------------------------------------------
                                   (Continued)

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------



NOTE 3 - LOANS

Loans were as follows:

                                                    December 31,       June 30,
                                                       2000             2000
                                                       ----             ----
           Mortgage loans:
                1-4 family residential            $  96,240,668   $  92,116,695
                Multi-family residential              1,270,126       1,300,151
                Commercial real estate               10,227,901      10,047,775
                Real estate construction and
                  development                         6,802,351       8,088,290
                Land                                  1,001,740         991,864
                                                    -----------      ----------
                    Total mortgage loans            115,542,786     112,544,775
           Consumer loans                             4,433,066       3,571,071
           Commercial loans                           2,758,634       2,406,064
                                                  -------------   -------------
                    Total loans                     122,734,486     118,521,910
           Less:
                Allowance for loan losses              (623,500)       (591,350)
                Loans in process                     (2,823,555)     (3,035,548)
                Deferred loan fees                     (251,863)       (245,312)
                                                  -------------   -------------

                                                  $ 119,035,568   $ 114,649,700
                                                  =============   =============

Activity in the allowance for loan losses is summarized as follows:

                                               Three Months Ended,       Six Months Ended
                                                    December 31             December 31,
                                                    -----------             ------------
                                                2000          1999         2000       1999
                                                ----          ----         ----       ----
        Balance at beginning of period       $ 605,600    $  546,199   $ 591,350   $ 528,898
        Provision for losses                    17,768        10,698      36,515      27,999
        Charge-offs                                 --            --      (4,563)         --
        Recoveries                                 132           510         198         510
                                             ---------    ----------   ---------   ---------

        Balance at end of period             $ 623,500    $  557,407   $ 623,500   $ 557,407
                                             =========    ==========   =========   =========

Nonperforming loans were as follows:

                                                        December 31,   June 30,
                                                           2000         2000
                                                           ----         ----

         Loans past due over 90 days still on accrual  $ 561,000     $ 289,000
         Nonaccrual loans                                824,000       756,000

Nonperforming   loans  include  smaller  balance   homogeneous  loans,  such  as
residential mortgage and consumer loans that are collectively evaluated for impairment.

As of December 31, 2000 and June 30, 2000 and for the three months and six months ended December 31, 2000 and 1999, no loans were required to be evaluated for impairment on an individual loan basis within the scope of SFAS No. 114.


--------------------------------------------------------------------------------
                                   (Continued)

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------


NOTE 4 - BORROWED FUNDS

At December 31, 2000 and June 30, 2000, the Association had a cash management line of credit enabling it to borrow up to $8,000,000 from the Federal Home Loan Bank of Cincinnati ("FHLB"). All cash management advances have an original maturity of 90 days. The line of credit must be renewed on an annual basis. $2,500,000 in borrowings were outstanding on this line of credit at December 31, 2000. No cash management line of credit borrowings were outstanding at June 30, 2000.

Based on the FHLB stock owned by the Association at December 31, 2000, the Association has the ability to obtain borrowings up to a maximum total of $26,966,000, including the cash management line-of-credit. However, the
Association can obtain advances up to the lower of 50% of the Association's total assets or 80% of the Association's pledgable residential mortgage loan portfolio by purchasing more FHLB stock. Advances from the Federal Home Loan Bank at December 31, 2000 and June 30, 2000 were as follows:

                                                                 December 31,         June 30,
                                                                     2000               2000
                                                                     ----               ----
    Variable-rate FHLB cash management advances,
    6.75% at December 31, 2000                                $     2,500,000    $             --
    7.15% FHLB fixed-rate advance, due May 2, 2001                  2,500,000           2,500,000
    7.41% FHLB fixed-rate advance, due May 15, 2001                 2,000,000           2,000,000
    7.40% FHLB fixed-rate advance, due May 2, 2002                  2,500,000           2,500,000
    6.13% FHLB fixed-rate advance, due June 25, 2008                7,000,000           7,000,000
    6.00% FHLB fixed-rate advance, due June 11, 2009                5,000,000           5,000,000
    6.27% FHLB fixed-rate advance, due September 8, 2010            5,000,000                  --
                                                              ---------------    ----------------
                                                              $    26,500,000    $     19,000,000
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


--------------------------------------------------------------------------------
                                   (Continued)

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------


NOTE 5 - OFF-BALANCE-SHEET ACTIVITIES (Continued)

The contractual amount of financial instruments with off-balance-sheet risk was as follows:

                                          December 31,                           June 30,
                                              2000                                 2000
                                              ----                                 ----
                                   Fixed             Variable             Fixed           Variable
                                   Rate                Rate               Rate              Rate
                                   ----                ----               ----              ----
     Nonresidential             $         --      $     170,000      $         --       $         --
     Residential real estate         124,000            170,000            15,000            879,000
     Interest rates              8.75 - 9.25%       8.00 - 9.00%             9.00%       8.25 - 9.50%

Commitments to make loans are generally made for a period of 30 days or less. Maturities for fixed-rate loan commitments range from 10 years to 20 years.

The Corporation also had unused commercial and home equity lines of credit approximating $2,527,000 and $2,200,000 at December 31, 2000 and June 30, 2000.

At December 31, 2000 and June 30, 2000, the Association was required to have $346,000 and $419,000 on deposit with its correspondent banks as a compensating clearing requirement.

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

NOTE 6 - STOCK OPTION AND INCENTIVE PLAN

The Stock Option and Incentive Plan was approved by the shareholders of the Corporation on May 22, 1998. The Board of Directors has granted options to purchase shares of common stock at an exercise price ranging from $16.01 to $18.75 to certain employees, officers and directors of the Corporation. The exercise price for options granted prior to June 10, 1998, were reduced by $3.99 to adjust for the return of capital distribution. One-fifth of the options awarded become exercisable on each of the first five anniversaries of the date of grant. The option period expires 10 years from the date of grant. 140,824 options were outstanding at December 31, 2000 and June 30, 2000. 56,330 options were exercisable at December 31, 2000 and June 30, 2000. In addition, 37,714 options to purchase common stock were reserved for future grants at December 31, 2000 and June 30, 2000.


--------------------------------------------------------------------------------
                                   (Continued)

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------


Item 2.  Management's Discussion and Analysis
         -------------------------------------

Introduction

In the following pages, management presents an analysis of the consolidated financial condition of Peoples-Sidney Financial Corporation (the "Corporation") as of December 31, 2000, compared to June 30, 2000, and results of operations for the three and six months ended December 31, 2000, compared with the same periods in 1999. This discussion is designed to provide a more comprehensive review of operating results and financial position than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the interim financial statements and related footnotes included herein.

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

Financial Condition

Total assets at December 31, 2000 were $134.3 million compared to $129.3 million at June 30, 2000, an increase of $5.0 million, or 3.9%. The increase in total assets was due to an increase in loans funded by proceeds from increased borrowings.

Loans increased $4.4 million from $114.6 million at June 30, 2000 to $119.0 million at December 31, 2000. The increase was primarily in one- to four-family residential loans, which increased $4.1 million. Real estate construction and development loans decreased $1.3 million due to conversion into permanent one-to-four family loans. Changes in other types of mortgage loans were not significant. The overall increase in total mortgage loans is reflective of a strong local economy coupled with attractive loan rates and products compared to local competition. Expansion into new market areas through the Association's two new branch-banking facilities also contributed to the growth.



--------------------------------------------------------------------------------
                                   (Continued)

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------


The Corporation's consumer loan portfolio increased $862,000 between June 30, 2000 and December 31, 2000. The increase was spread evenly among loans on deposit accounts, single payment personal notes and automobile loans. Commercial loans increased $353,000 as the Corporation has gradually increased the emphasis on this type of lending. Non-mortgage loans represented only 5.9% and 5.0% of gross loans at December 31, 2000 and June 30, 2000.

Total deposits decreased $2.7 million from $93.0 million at June 30, 2000 to $90.3 million at December 31, 2000. The decrease was primarily due to a large jumbo certificate of deposit for $901,000, which matured and was withdrawn as well as a decline in 15-month certificates of deposit. The Corporation had run a special interest rate 15-month certificate of deposit from July 1999 through October 1999 that resulted in approximately $17.2 million of 15-month certificates of deposit with scheduled maturities ranging from October 2000 through January 2001. Although a large percentage of the maturing 15-month certificates of deposit renewed in a current certificate of deposit offering, some were withdrawn. Management expects the majority of the 15-month certificates of deposit maturing in January 2001 to renew with the Corporation. NOW accounts increased $581,000 and savings accounts declined $914,000 since June 30, 2000. Money market accounts and noninterest-bearing demand deposits had little change since June 30, 2000.

Borrowed funds were $26.5 million at December 31, 2000 compared to $19.0 million at June 30, 2000. Borrowings at December 31, 2000 consisted of 24.0 million long-term fixed-rate advances and 2.5 million short-term variable rate cash managed line of credit. The additional borrowings were taken to fund ongoing loan demand and replace withdrawn certificates of deposit. Based on the FHLB stock owned by the Association at December 31, 2000, the Association had the ability to obtain borrowings up to a maximum total of $26,966,000. However, the Association can obtain advances up to the lower of 50% of the Association's total assets or 80% of the Association's pledgable residential mortgage loan portfolio by purchasing more FHLB stock. Based upon the 50% of total assets limitation, management estimates the maximum borrowing capacity from the FHLB to be approximately $64,694,000 at December 31, 2000.

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

The Corporation's net income primarily depends on its net interest income, which is the difference b.3etween interest income earned on interest-earning assets, such as loans and securities and interest expense incurred on interest-bearing liabilities, such as deposits and borrowings. The level of net interest income is dependent on the interest rate environment and volume and composition of interest-earning assets and interest-bearing liabilities. Net income is also affected by provisions for loan losses, service charges, gains on the sale of assets and other income, noninterest expense and income taxes.

Three Months Ended December 31, 2000 Compared to the Three Months Ended December 31, 1999

Net Income. The Corporation earned net income of $170,000 for the three months ended December 31, 2000 compared to $116,000 for the three months ended December 31, 1999. The increase in net income was primarily due to an increase in net interest income and a decrease in noninterest expense.

--------------------------------------------------------------------------------
                                   (Continued)

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------


Net Interest Income. Net interest income totaled $956,000 for the three months ended December 31, 2000 compared to $932,000 for the three months ended December 31, 1999. The increase was the result of higher income on loans and FHLB Stock dividends partially offset by an increase in interest expense on deposits and borrowings.

Interest and fees on loans increased $295,000, or 14.2% from $2,077,000 for the three months ended December 31, 1999 to $2,372,000 for the three months ended December 31, 2000. The increase in interest income was due to a higher average balance of loans coupled with an increase in the yield earned on loans.

Dividends on Federal Home Loan Bank Stock increased $7,000 for the three months ended December 31, 2000 as compared to the same period in the prior year. The increase was the result of having a higher balance of stock owed by the Association than a year ago.

Interest paid on deposits increased $139,000 for the three months ended December 31, 2000 compared to the three months ended December 31, 1999. The increase resulted from an increase in the average rate paid on deposits combined with an increase in the average balance of deposits.

Interest paid on borrowed funds totaled $399,000 for the three months ended December 31, 2000 compared to $261,000 for the three ended December 31, 1999. The increase in interest expense on borrowed funds resulted from a higher average balance of borrowed funds combined with an increase in the rate paid for borrowings.

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

The provision for loan losses for the three months ended December 31, 2000 totaled $17,768 compared to $10,698 for the three months ended December 31, 1999. The allowance for loan losses totaled $623,500 or .51% of gross loans receivable and 45.0% of total nonperforming loans at December 31, 2000, compared with $591,000, or 0.50% of gross loans receivable and 56.6% of total nonperforming loans at June 30, 2000. Charge-offs experienced by the Corporation have primarily related to consumer and other non-real estate loans. The Corporation's low historical charge-off history is the product of a variety of factors, including the Corporation's underwriting guidelines, which generally require a loan-to-value or projected completed value ratio of 90% for purchase or construction of one- to four-family residential properties and 75% for commercial real estate and land loans, established income information and defined ratios of debt to income.

Noninterest income. Noninterest income includes service fees and other miscellaneous income and totaled $26,000 for the three months ended December 31, 2000 and $20,000 for the three months ended December 31, 1999. The increase was primarily due to an increase in service charges on deposit accounts.


--------------------------------------------------------------------------------
                                   (Continued)

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------


Noninterest expense. Noninterest expense totaled $690,000 for the three months ended December 31, 2000 compared to $744,000 for the three months ended December 31, 1999, a decrease of $54,000, or 7.2%. The decrease was the result of a decrease in compensation and benefits and franchise taxes paid by the Association. Compensation and benefits decreased due to the impact that the Corporation's lower average stock price had on the Corporation's stock-based benefit plans. The Association pays franchise taxes on a calendar-year basis based on its net worth at June 30 of the preceding year. The lower capital levels at the Association at June 30, 1999, after the large dividend paid to Peoples prior to June 30, 1999, resulted in lower franchise taxes beginning January 1, 2000.

Income Tax Expense. The volatility of income tax expense is primarily attributable to the change in income before income taxes and the impact the Corporation's stock price has on the stock-based employee benefit plans. Income tax expense totaled $104,000 for the three months ended December 31, 2000 compared to $82,000 for the three months ended December 31, 1999, representing an increase of $22,000. The effective tax rate was 38.0% and 41.5% for the three months ended December 31, 2000 and 1999.

Six Months Ended December 31, 2000 Compared to the Six Months Ended December 31, 1999

Net Income. The Corporation earned net income of $332,000 for the six months ended December 31, 2000 compared to $247,000 for the six months ended December 31, 1999. The increase in net income was primarily due to an increase in net interest income and a decrease in noninterest expense.

Net Interest Income. Net interest income totaled $1,898,000 for the six months ended December 31, 2000 compared to $1,865,000 for the six months ended December 31, 1999. The increase was the result of higher income on loans and securities partially offset by an increase in interest expense on deposits and borrowings.

Interest and fees on loans increased $582,000, or 14.2% from $4,085,000 for the six months ended December 31, 1999 to $4,667,000 for the six months ended December 31, 2000. The increase in interest income was due to a higher average balance of loans coupled with an increase in the yield earned on loans.

Interest earned on securities increased $20,000 for the six months ended December 31, 2000 as compared to the same period in the prior year. The increase was the result of having a higher yield than a year ago.

Interest paid on deposits increased $317,000 for the six months ended December 31, 2000 compared to the six months ended December 31, 1999. The increase resulted from an increase in the average rate paid on deposits combined with an increase in the average balance of deposits.

Interest paid on borrowed funds totaled $746,000 for the six months ended December 31, 2000 compared to $512,000 for the six ended December 31, 1999. The increase in interest expense on borrowed funds resulted from a higher average balance of borrowed funds combined with an increase in the rate paid for borrowings.

Provision for Loan Losses. The provision for loan losses for the six months ended December 31, 2000 totaled $36,515 compared to $27,999 for the six months ended December 31, 1999.

Noninterest income. Noninterest income includes service fees and other miscellaneous income and totaled $54,000 for the six months ended December 31, 2000 and $42,000 for the six months ended December 31, 1999. The increase was primarily due to an increase in service charges on deposit accounts.


--------------------------------------------------------------------------------
                                   (Continued)

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------


Noninterest expense. Noninterest expense totaled $1,379,000 for the six months ended December 31, 2000 compared to $1,458,000 for the six months ended December 31, 1999, a decrease of $79,000, or 5.4%. The decrease was the result of a decrease in franchise taxes paid by the Association.

Income Tax Expense. The volatility of income tax expense is primarily attributable to the change in income before income taxes and the impact the Corporation's stock price has on the stock-based employee benefit plans. Income tax expense totaled $204,000 for the six months ended December 31, 2000 compared to $175,000 for the six months ended December 31, 1999, representing an increase of $29,000. The effective tax rate was 38.1% and 41.4% for the six months ended December 31, 2000 and 1999.

Liquidity and Capital Resources

The Corporation's liquidity, primarily represented by cash and cash equivalents, is a result of operating, investing and financing activities. These activities are summarized below for the six months ended December 31, 2000 and 1999.

                                                                Six Months
                                                            Ended December 31,

                                                           2000            1999
                                                           ----            ----
                                                         (Dollars in thousands)

Net income                                              $     332     $     247
Adjustments to reconcile net income to net cash from
  operating activities                                        186           143
                                                        ---------     ---------
Net cash from operating activities                            518           390
Net cash from investing activities                         (4,606)       (7,166)
Net cash from financing activities                          4,389         8,686
                                                        ---------     ---------
Net change in cash and cash equivalents                       301         1,910
Cash and cash equivalents at beginning of period            2,206         1,933
                                                        ---------     ---------
Cash and cash equivalents at end of period              $   2,507     $   3,843
                                                        =========     =========

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

OTS regulations presently require the Association to maintain an average daily balance of investments in United States Treasury, federal agency obligations and other investments in an amount equal to 4% of the sum of the Association's average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement, which may be changed from time to time by the OTS to reflect changing economic conditions, is intended to provide a source of relatively liquid funds on which the Association may rely, if necessary, to fund deposit withdrawals or other short-term funding needs. At December 31, 2000, the Association's regulatory liquidity was 10.9%. At such date, the Corporation had commitments to originate fixed-rate commercial and residential real estate loans totaling $124,000 and variable-rate commercial and residential real estate mortgage loans totaling $340,000. Loan commitments are generally for 30 days. The Corporation considers its liquidity and capital reserves sufficient to meet its outstanding short and long-term needs. See Note 5 of the Notes to Consolidated Financial Statements.

--------------------------------------------------------------------------------
                                   (Continued)

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------


The Association is subject to various regulatory capital requirements administered by the federal regulatory agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Association must meet specific capital guidelines that involve quantitative measures of the Association's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Association's capital amounts and classifications are also subject to qualitative judgments by the regulators about the Association's components, risk weightings and other factors. Failure to meet minimum capital requirements can initiate certain mandatory actions that, if undertaken, could have a direct material effect on the Corporation's financial statements. At December 31, 2000 and June 30, 2000, management believes the Association complies with all regulatory capital requirements. Based on the Association's computed regulatory capital ratios, the Association is considered well capitalized under the Federal Deposit Insurance Act at December 31, 2000 and June 30, 2000. No conditions or events have occurred subsequent to the last notification by regulators that management believes would have changed the Association's category.

At December 31, 2000 and June 30, 2000, the Association's actual capital levels and minimum required levels were:


                                                                   Minimum                      Minimum
                                                               Required To Be               Required To Be
                                                           Adequately Capitalized          Well Capitalized
                                                           Under Prompt Corrective      Under Prompt Corrective

                                         Actual              Action Regulations           Action Regulations
                                  Amount         Ratio      Amount         Ratio         Amount          Ratio
                                  ------         -----      ------         -----         ------          -----
                                                           (Dollars in Thousands)
December 31, 2000
Total capital (to risk-
  weighted assets)             $  15,311         17.3%    $  7,085          8.0%     $    8,857          10.0%
Tier 1 (core) capital (to
  risk-weighted assets)           14,689         16.6        3,543          4.0           5,314           6.0
Tier 1 (core) capital (to
  adjusted total assets)          14,689         10.9        5,373          4.0           6,716           5.0
Tangible capital (to

  adjusted total assets)          14,689         10.9        2,015          1.5             N/A

June 30, 2000
Total capital (to risk-
  weighted assets)             $  14,773         17.2%    $  6,858          8.0%     $    8,572          10.0%
Tier 1 (core) capital (to
  risk-weighted assets)           14,183         16.5        3,429          4.0           5,143           6.0
Tier 1 (core) capital (to
  adjusted total assets)          14,183         10.9        5,183          4.0           6,479           5.0
Tangible capital (to

  adjusted total assets)          14,183         10.9        1,944          1.5             N/A




--------------------------------------------------------------------------------

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                           PART II - OTHER INFORMATION

--------------------------------------------------------------------------------


Item 1.    Legal Proceedings
           -----------------
           None.

Item 2.    Changes in Securities and Use of Proceeds
           -----------------------------------------
           None.

Item 3.    Defaults Upon Senior Securities
           -------------------------------
           Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------
           On October 13, 2000 the Annual Meeting of Shareholders of the Corporation was held. The following members of the Board of Directors of the Corporation were re-elected by the votes set forth below for the terms expiring in 2003:

           Harry N. Faulkner        FOR:  1,245,264         WITHHELD:  45,662
           John W. Sargeant         FOR:  1,240,332         WITHHELD:  50,594

           One other matter submitted to the Shareholders, for which the following votes were cast:

           Ratification of the selection of Crowe, Chizek and Company LLP as the auditors of the Corporation for the fiscal year ending June 30, 2001

           FOR:  1,273,970         AGAINST:  13,100             ABSTAIN:  3,856

Item 5.    Other Information
           -----------------
           None.

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

           (a) Form 8-K was filed on October 19, 2000 under Item 5, Other Events', the Corporation reported the issuance of a press release to announce the quarterly earnings and declare a dividend.


--------------------------------------------------------------------------------
                                       20

                                   SIGNATURES

--------------------------------------------------------------------------------


Pursuant to the requirement of the Securities Exchange Act of 1934, the small business issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:      February 10, 2001                 /s/ Douglas Stewart
     ---------------------------             ------------------------------
                                             Douglas Stewart
                                             President

Date:      February 10, 2001                 /s/ Debra Geuy
     ---------------------------             ------------------------------
                                             Debra Geuy
                                             Chief Financial Officer