Form 10QSB
period 2001-03-31
PEOPLES SIDNEY FINANCIAL CORP
filed 2001-05-15
CIK 1031340

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

 (Mark One)

 [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

                                 (937) 492-6129
                           (Issuer's telephone number)


As of May 9, 2001, the latest practicable date, 1,516,908 shares of the issuer's common shares, $.01 par value, were issued and outstanding.


Transitional Small Business Disclosure Format (Check One):

Yes    [  ]    No    [ x ]

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
--------------------------------------------------------------------------------

                                      INDEX


                                                                          Page
                                                                          ----


PART I - FINANCIAL INFORMATION

  Item 1.     Financial Statements (Unaudited)

              Consolidated Balance Sheets.................................  3

              Consolidated Statements of Income ..........................  4

              Consolidated Statements of Comprehensive Income.............  5

              Condensed Consolidated Statements of Changes in
              Shareholders' Equity........................................  6

              Consolidated Statements of Cash Flows ......................  7

              Notes to Consolidated Financial Statements .................  8

  Item 2.     Management's Discussion and Analysis........................ 15


Part II - Other Information

  Item 1.     Legal Proceedings........................................... 21

  Item 2.     Changes in Securities and Use of Proceeds................... 21

  Item 3.     Defaults Upon Senior Securities............................. 21

  Item 4.     Submission of Matters to a Vote of Security Holders......... 21

  Item 5.     Other Information........................................... 21

  Item 6.     Exhibits and Reports on Form 8-K............................ 21


SIGNATURES ............................................................... 22

                              PEOPLES-SIDNEY FINANCIAL CORPORATION
                                  CONSOLIDATED BALANCE SHEETS
                                          (Unaudited)

----------------------------------------------------------------------------------------------

Item 1.  Financial Statements
                                                                March 31,           June 30,
                                                                   2001               2000
                                                              -------------      -------------
ASSETS
Cash and due from financial institutions                      $     843,771      $     820,629
Interest-bearing deposits in other financial institutions         1,923,528            885,364
Overnight deposits                                                3,300,000            500,000
                                                              -------------      -------------
     Total cash and cash equivalents                              6,067,299          2,205,993
Securities available for sale                                     3,524,755          8,446,681
Federal Home Loan Bank stock                                      1,372,400          1,023,000
Loans, net                                                      118,494,830        114,649,700
Accrued interest receivable                                         943,655            893,569
Premises and equipment, net                                       1,873,175          1,890,886
Real estate owned                                                   137,814               --
Other assets                                                        207,124            177,387
                                                              -------------      -------------

     Total assets                                             $ 132,621,052      $ 129,287,216
                                                              =============      =============


LIABILITIES
Deposits                                                      $  91,209,119      $  93,056,941
Borrowed funds                                                   24,000,000         19,000,000
Accrued interest payable and other liabilities                      287,076            270,477
                                                              -------------      -------------
     Total liabilities                                          115,496,195        112,327,418

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value, 500,000 shares
  authorized, none issued and outstanding
Common stock $.01 par value, 3,500,000 shares
  authorized, 1,785,375 shares issued                                17,854             17,854
Additional paid-in capital                                       10,714,016         10,754,463
Retained earnings                                                11,085,535         10,856,394
Treasury stock, 260,400 shares at March 31, 2001 and
  207,060 shares at June 30, 2000, at cost                       (3,073,676)        (2,636,295)
Unearned employee stock ownership plan shares                    (1,223,826)        (1,347,800)
Unearned management recognition plan shares                        (413,069)          (556,043)
Accumulated other comprehensive income (loss)                        18,023           (128,775)
                                                              -------------      -------------
     Total shareholders' equity                                  17,124,857         16,959,798
                                                              -------------      -------------

     Total liabilities and shareholders' equity               $ 132,621,052      $ 129,287,216
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

                                             PEOPLES-SIDNEY FINANCIAL CORPORATION
                                              CONSOLIDATED STATEMENTS OF INCOME
                                                         (Unaudited)

-----------------------------------------------------------------------------------------------------------------------------

                                                                    Three Months Ended                Nine Months Ended
                                                                         March 31,                        March 31,
                                                                         ---------                        ---------
                                                                    2001           2000             2001             2000
                                                                -----------     -----------      -----------     -----------
Interest income
     Loans, including fees                                      $ 2,411,347     $ 2,133,063      $ 7,078,150     $ 6,217,853
     Securities                                                     108,847         149,033          406,109         426,047
     Demand, time and overnight deposits                             22,670          11,538           54,264          72,295
     Dividends on Federal Home Loan
       Bank Stock                                                    24,103          16,557           67,863          49,451
                                                                -----------     -----------      -----------     -----------
         Total interest income                                    2,566,967       2,310,191        7,606,386       6,765,646

Interest expense
     Deposits                                                     1,178,081       1,085,584        3,573,629       3,164,062
     Borrowed funds                                                 398,636         262,097        1,144,711         773,810
                                                                -----------     -----------      -----------     -----------
         Total interest expense                                   1,576,717       1,347,681        4,718,340       3,937,872
                                                                -----------     -----------      -----------     -----------

Net interest income                                                 990,250         962,510        2,888,046       2,827,774

Provision for loan losses                                            19,443          16,042           55,958          44,041
                                                                -----------     -----------      -----------     -----------

Net interest income after provision for loan losses                 970,807         946,468        2,832,088       2,783,733

Noninterest income
     Service fees and other charges                                  24,982          20,711           78,543          63,124
     Net realized gain (loss) on sale of
       available for sale securities                                 98,912         (15,781)          98,912         (15,781)
                                                                -----------     -----------      -----------     -----------
         Total noninterest income                                   123,894           4,930          177,455          47,343

Noninterest expense
     Compensation and benefits                                      394,134         376,664        1,148,451       1,134,793
     Director fees                                                   24,300          30,000           80,500          90,000
     Occupancy and equipment                                         86,399          80,600          248,836         234,310
     Computer processing expense                                     58,613          54,927          170,084         152,188
     State franchise taxes                                           47,570          44,726          137,020         194,392
     Professional fees                                               27,539          19,281           79,713          76,700
     Other                                                           83,535          80,195          236,614         262,051
                                                                -----------     -----------      -----------     -----------
         Total noninterest expense                                  722,090         686,393        2,101,218       2,144,434
                                                                -----------     -----------      -----------     -----------

Income before income taxes                                          372,611         265,005          908,325         686,642

Income tax expense                                                  142,050         108,844          345,950         283,553
                                                                -----------     -----------      -----------     -----------

Net income                                                      $   230,561     $   156,161      $   562,375     $   403,089
                                                                ===========     ===========      ===========     ===========

Earnings per common share - basic                               $      0.16     $      0.10      $      0.40     $      0.27
                                                                ===========     ===========      ===========     ===========

Earnings per common share - diluted                             $      0.16     $      0.10      $      0.40     $      0.27
                                                                ===========     ===========      ===========     ===========


          See accompanying notes to consolidated financial statements.
                                                                              4.

                                             PEOPLES-SIDNEY FINANCIAL CORPORATION
                                              CONSOLIDATED STATEMENTS OF INCOME
                                                         (Unaudited)
-----------------------------------------------------------------------------------------------------------------------------


                                                                    Three Months Ended                Nine Months Ended
                                                                         March 31,                        March 31,
                                                                         ---------                        ---------
                                                                    2001           2000             2001             2000
                                                                -----------     -----------      -----------     -----------
Net income                                                      $ 230,561        $ 156,161       $ 562,375       $ 403,089

Other comprehensive income (loss)
     Unrealized holding gains and (losses) on
       available-for-sale securities                               63,685          (26,347)        321,334        (170,630)
     Reclassification adjustments for (gains)
       and losses later realized as income                        (98,912)          15,781         (98,912)         15,781
                                                                ---------        ---------       ---------       ---------
     Net unrealized gains and (losses)                            (35,227)         (10,566)        222,422        (154,849)
     Tax effect                                                    11,977            3,592         (75,624)         52,648
                                                                ---------        ---------       ---------       ---------
         Other comprehensive income (loss)                        (23,250)          (6,974)        146,798        (102,201)
                                                                ---------        ---------       ---------       ---------

Comprehensive income                                            $ 207,311        $ 149,187       $ 709,173       $ 300,888
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

                                           PEOPLES-SIDNEY FINANCIAL CORPORATION
                                     CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
                                                   SHAREHOLDERS' EQUITY
                                                       (Unaudited)

------------------------------------------------------------------------------------------------------------------------
                                                          Three Months Ended                Nine Months Ended
                                                               March 31,                        March 31,
                                                               ---------                        ---------
                                                          2001            2000             2001            2000
                                                      ------------      ------------      ------------      ------------
Balance, beginning of period                          $ 17,234,364      $ 17,468,315      $ 16,959,798      $ 17,362,217

Net income for period                                      230,561           156,161           562,375           403,089

Cash dividends, $.08 and $.07 per share for the
  three months ended March 31, 2001 and
  2000, and $.23 and $.21 per share for the nine
  months ended March 31, 2001 and 2000                    (114,316)         (105,705)         (333,234)         (320,615)

Purchase of 33,140 and 65,700 shares of treasury
  stock for the three months ended March 31, 2001
  and 2000, and 53,340 and 65,700 shares of
  treasury stock for the nine months ended,
  March 31, 2001 and 2000, at cost                        (279,987)         (651,062)         (437,381)         (651,062)

Commitment to release 2,856 management
  recognition plan shares for the three months
  ended March 31, 2001 and 2000 and 8,568
  management recognition plan shares for the
  nine months ended March 31, 2001 and 2000                 47,658            47,658           142,974           142,974

Commitment to release 3,522 and 3,672
  employee stock ownership plan shares for
  the three months ended March 31, 2001 and 2000,
  and 10,566 and 11,015 employee stock
  ownership plan shares for the nine months
  ended March 31, 2001 and 2000, at fair value              29,827            35,950            83,527           109,941

Change in fair value on securities available for
  sale, net of tax                                         (23,250)           (6,974)          146,798          (102,201)
                                                      ------------      ------------      ------------      ------------

Balance, end of period                                $ 17,124,857      $ 16,944,343      $ 17,124,857      $ 16,944,343
                                                      ============      ============      ============      ============

          See accompanying notes to consolidated financial statements.



                                           PEOPLES-SIDNEY FINANCIAL CORPORATION
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (Unaudited)

------------------------------------------------------------------------------------------------------------------------
                                                                                               Nine Months Ended
                                                                                                    March 31,
                                                                                           2001                  2000
                                                                                      ------------          ------------
Cash flows from operating activities
     Net income                                                                       $    562,375          $    403,089
     Adjustments to reconcile net income to net cash from
       operating activities
         Depreciation                                                                      121,314               116,910
         Provision for loan losses                                                          55,958                44,041
         FHLB stock dividends                                                              (67,700)              (49,300)
         Net realized (gain) loss on sale of securities                                    (98,912)               15,781
         Compensation expense for ESOP shares                                               83,527               109,941
         Compensation expense for MRP shares                                               142,974               142,974
         Change in
              Accrued interest receivable and other assets                                 (84,828)             (259,266)
              Accrued expense and other liabilities                                        (59,025)             (120,068)
              Deferred loan fees                                                             3,402                21,718
                                                                                      ------------          ------------
                  Net cash from operating activities                                       659,085               425,820

Cash flows from investing activities
     Purchases of securities available for sale                                         (1,500,000)           (2,997,813)
     Maturities and calls of securities available for sale                               2,000,000             1,000,000
     Proceeds from sale of securities available for sale                                 4,408,534               984,219
     Principal repayments on mortgage-backed securities                                    339,731               181,770
     Purchases of time deposits in other financial institutions                               --              (1,000,000)
     Maturities of time deposits in other financial institutions                              --               1,300,000
     Net increase in loans                                                              (4,042,304)          (10,078,286)
     Premises and equipment expenditures                                                  (103,603)              (51,763)
     Purchases of FHLB stock                                                              (281,700)              (10,800)
                                                                                      ------------          ------------
         Net cash from investing activities                                                820,658           (10,672,673)

Cash flows from financing activities
     Net change in deposits                                                             (1,847,822)            7,705,725
     Net change in short-term borrowings                                                      --              (1,800,000)
     Proceeds from long-term borrowings                                                  5,000,000             5,000,000
     Cash dividends paid                                                                  (333,234)             (320,615)
     Purchase of treasury stock                                                           (437,381)             (651,062)
                                                                                      ------------          ------------
         Net cash from financing activities                                              2,381,563             9,934,048
                                                                                      ------------          ------------

Net change in cash and cash equivalents                                                  3,861,306              (312,805)

Cash and cash equivalents at beginning of period                                         2,205,993             1,932,978
                                                                                      ------------          ------------

Cash and cash equivalents at end of period                                            $  6,067,299          $  1,620,173
                                                                                      ============          ============

Supplemental disclosures of cash flow information
     Cash paid during the period for
         Interest                                                                     $  4,688,363          $  3,945,813
         Income taxes                                                                      310,000               428,000

Noncash transactions
         Transfer from loans to other real estate owned                               $    137,814          $       --

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

These interim consolidated financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of the Corporation at March 31, 2001 and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions of Form 10-QSB and, therefore, do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances, and should be read in conjunction with the consolidated financial statements and notes thereto of the Corporation for the fiscal year ended June 30, 2000, included in the Corporation's 2000 Annual Report on Form 10-KSB for the fiscal year ended June 30, 2000. Reference is made to the accounting policies of the Corporation described in the notes to consolidated financial statements contained in such report. The Corporation has consistently followed these policies in preparing this Form 10-QSB.

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

                                   (Continued)
                                                                              8.

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

A reconciliation of the numerators and denominators used in the computation of the basic earnings per common share and diluted earnings per common share is presented below:

                                                               Three Months Ended            Nine Months Ended
                                                               ------------------            -----------------
                                                                    March 31,                    March 31,
                                                                    ---------                    ---------
                                                               2001            2000         2001           2000
                                                            ----------    -----------    -----------    -----------
     Basic Earnings Per Common Share
       Numerator
         Net income                                         $  230,561    $   156,161    $   562,375    $   403,089
                                                            ==========    ===========    ===========    ===========
       Denominator
         Weighted average common shares
           outstanding                                       1,539,839      1,628,203      1,561,814      1,652,244
         Less:  Average unallocated ESOP shares               (106,059)      (120,372)      (109,581)      (124,044)
         Less:  Average unearned MRP shares                    (26,182)       (37,607)       (29,038)       (40,463)
                                                            ----------    -----------    -----------    -----------
         Weighted average common shares
           outstanding for basic earnings per
           common share                                      1,407,598      1,470,224      1,423,195      1,487,737
                                                            ==========    ===========    ===========    ===========

       Basic earnings per common share                      $    0.16     $      0.10    $      0.40    $      0.27
                                                            =========     ===========    ===========    ===========

     Diluted Earnings Per Common Share
       Numerator
         Net income                                         $  230,561    $   156,161    $   562,375    $   403,089
                                                            ==========    ===========    ===========    ===========
       Denominator
         Weighted average common shares
           outstanding for basic earnings per
           common share                                      1,407,598      1,470,224      1,423,195      1,487,737
         Add:  Dilutive effects of average unearned
           MRP shares                                               --             --             --             --
         Add:  Dilutive effects of assumed exercises
           of stock options                                         --             --             --             --
                                                            ----------    -----------    -----------    -----------
         Weighted average common shares and
           dilutive potential common shares
           outstanding                                       1,407,598      1,470,224      1,423,195      1,487,737
                                                            ==========    ===========    ===========    ===========

       Diluted earnings per common share                    $    0.16     $      0.10    $      0.40    $      0.27
                                                            =========     ===========    ===========    ===========

Unearned MRP shares and stock options granted did not have a dilutive effect on EPS for the three and nine months ended March 31, 2001 and 2000 as the fair value of the MRP shares on the date of grant and the exercise price of outstanding options was greater than the average market price for the periods. As of March 31, 2001 and 2000, there were 140,824 options outstanding that were not dilutive.

                                   (Continued)

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Statement of Financial Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 does not allow hedging of a security which is classified as held to maturity. Upon adoption of SFAS No. 133, companies may reclassify any security from held to maturity to available for sale if they wish to be able to hedge the security in the future. SFAS No. 133, as delayed by SFAS No. 137 and amended by SFAS No. 138, is effective for fiscal years beginning after June 15, 2000, with early adoption encouraged for any fiscal quarter beginning July 1, 1998 or later, with no retroactive application. The adoption of SFAS No. 133 on July 1, 2000 did not have a significant impact on the Corporation's financial statements.

In September 2000, the Financial Accounting Standards Board issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 replaces SFAS No. 125 and resolves various implementation issues while carrying forward most of the provisions of SFAS No. 125 without change. SFAS No. 140 revises standards for transfers of financial assets by clarifying criteria and expanding guidance for determining whether the transferor has relinquished control and the transfer is therefore accounted for as a sale. SFAS No. 140 also adopts new accounting requirements for pledged collateral and requires new disclosures about securitizations and pledged collateral. SFAS No. 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of this standard has not had a material effect on the Corporations's financial statements.


NOTE 2 - SECURITIES AVAILABLE FOR SALE

Securities available for sale were as follows.

                                                                Gross           Gross          Estimated
                                               Amortized     Unrealized      Unrealized          Fair
                                                 Cost           Gains          Losses            Value
                                           ---------------    ----------    -----------     --------------
March 31, 2001
    U.S. Government agencies               $     3,497,447    $   28,323    $    (1,015)    $    3,524,755
                                           ===============    ==========    ===========     ==============

June 30, 2000
    U.S. Government agencies               $     3,996,736    $       --    $  (100,336)    $    3,896,400
    Mortgage-backed securities                   4,645,059            --        (94,778)         4,550,281
                                           ---------------    ----------    -----------     --------------

       Total                               $     8,641,795    $       --    $  (195,114)    $    8,446,681
                                           ===============    ==========    ===========     ==============


                                   (Continued)

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE 2 - SECURITIES AVAILABLE FOR SALE (Continued)

Contractual maturities of securities available for sale at March 31, 2001 were as follows. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity, primarily mortgage-backed securities, are shown separately.

                                                                                            Estimated
                                                                          Amortized            Fair
                                                                            Cost               Value
                                                                       --------------    ---------------
        Due after one year through five years                          $      999,379    $     1,000,620
        Due after five years through ten years                              2,498,068          2,524,135
                                                                       --------------    ---------------

                                                                       $    3,497,447    $     3,524,755
                                                                       ==============    ===============

Proceeds from sales of securities available for sale, gross realized gains and gross realized losses were as follows.


                                                          Three Months Ended,               Nine Months Ended
                                                               March 31,                        March 31,
                                                               ---------                        ---------
                                                          2001            2000             2001            2000
                                                    -------------    -------------   -------------   --------------
        Proceeds from sales                         $   4,408,534    $     984,219   $   4,408,534   $      984,219
        Gross realized gains                               98,912               --          98,912               --
        Gross realized losses                                  --           15,781              --           15,781

No securities were pledged as collateral at March 31, 2001 or June 30, 2000.


                                   (Continued)

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------


NOTE 3 - LOANS

Loans were as follows.

                                               March 31,            June 30,
                                                  2001                2000
                                             -------------        -------------
Mortgage loans:
     1-4 family residential                  $  94,917,212        $  92,116,695
     Multi-family residential                    1,254,773            1,300,151
     Commercial real estate                     10,386,672           10,047,775
     Real estate construction and
       development                               6,781,337            8,088,290
     Land                                          935,137              991,864
                                             -------------        -------------
         Total mortgage loans                  114,275,131          112,544,775
Consumer loans                                   4,345,711            3,571,071
Commercial loans                                 3,233,484            2,406,064
                                             -------------        -------------
         Total loans                           121,854,326          118,521,910
Less:
     Allowance for loan losses                    (643,000)            (591,350)
     Loans in process                           (2,467,782)          (3,035,548)
     Deferred loan fees                           (248,714)            (245,312)
                                             -------------        -------------

                                             $ 118,494,830        $ 114,649,700
                                             =============        =============

Activity in the allowance for loan losses is summarized as follows.

                                                          Three Months Ended,               Nine Months Ended
                                                               March 31,                        March 31,
                                                               ---------                        ---------
                                                          2001            2000             2001            2000
                                                    -------------    -------------   -------------   --------------
        Balance at beginning of period              $     623,500    $     557,407   $     591,350   $      528,898
        Provision for losses                               19,443           16,042          55,958           44,041
        Charge-offs                                            --               --          (4,563)              --
        Recoveries                                             57               70             255              580
                                                    -------------    -------------   -------------   --------------

        Balance at end of period                    $     643,000    $     573,519   $     643,000   $      573,519
                                                    =============    =============   =============   ==============

Nonperforming loans were as follows.

                                                                            March 31,          June 30,
                                                                              2001               2000
                                                                        ---------------   ----------------
         Loans past due over 90 days still on accrual                   $       351,000   $        289,000
         Nonaccrual loans                                                       530,000            756,000

Nonperforming loans include smaller balance homogeneous loans, such as residential mortgage and consumer loans that are collectively evaluated for impairment.

As of and for the three months and nine months ended March 31, 2001 and 2000, no loans were required to be evaluated for impairment on an individual loan basis within the scope of SFAS No. 114.


                                   (Continued)

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE 4 - BORROWED FUNDS

At March 31, 2001 and June 30, 2000, the Association had a cash management line of credit enabling it to borrow up to $8,000,000 from the Federal Home Loan Bank of Cincinnati ("FHLB"). All cash management advances have an original maturity of 90 days. The line of credit must be renewed on an annual basis. No borrowings were outstanding on this line of credit at March 31, 2001 or June 30, 2000.

Based on the FHLB stock owned by the Association at March 31, 2001, the Association has the ability to obtain borrowings up to a maximum total of $27,448,000, including the cash management line-of-credit. However, the Association can obtain advances up to the lower of 50% of the Association's total assets or 80% of the Association's pledgable residential mortgage loan portfolio by purchasing more FHLB stock. Advances from the Federal Home Loan Bank at March 31, 2001 and June 30, 2000 were as follows.

                                                                            March 31,          June 30,
                                                                              2001               2000
                                                                       ---------------    ----------------
         7.15% FHLB fixed-rate advance, due May 2, 2001                      2,500,000           2,500,000
         7.41% FHLB fixed-rate advance, due May 15, 2001                     2,000,000           2,000,000
         7.40% FHLB fixed-rate advance, due May 2, 2002                      2,500,000           2,500,000
         6.13% FHLB fixed-rate advance, due June 25, 2008                    7,000,000           7,000,000
         6.00% FHLB fixed-rate advance, due June 11, 2009                    5,000,000           5,000,000
         6.27% FHLB fixed-rate advance, due September 8, 2010                5,000,000                  --
                                                                       ---------------    ----------------

                                                                       $    24,000,000    $     19,000,000
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


                                   (Continued)

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE 5 - OFF-BALANCE-SHEET ACTIVITIES (Continued)

The contractual amount of financial instruments with off-balance-sheet risk was as follows.

                                              March 31,                                    June 30,
                                                 2001                                         2000
                                                 ----                                         ----
                                      Fixed                Variable                Fixed               Variable
                                      Rate                   Rate                  Rate                  Rate
                                   ------------         -------------         ------------          ------------
     Residential real estate       $    283,000         $     477,000         $     15,000          $    879,000
     Interest rates                 7.00 - 7.50%          6.50 - 9.00%                9.00%          8.25 - 9.50%

Commitments to make loans are generally made for a period of 30 days or less. Maturities for fixed-rate loan commitments range from 5 years to 20 years.

The Corporation also had unused commercial and home equity lines of credit approximating $2,334,000 and $2,200,000 at March 31, 2001 and June 30, 2000.

At March 31, 2001 and June 30, 2000, the Association was required to have $450,000 and $419,000 on deposit with its correspondent banks as a compensating clearing requirement.

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


NOTE 6 - STOCK OPTION AND INCENTIVE PLAN

The Stock Option and Incentive Plan was approved by the shareholders of the Corporation on May 22, 1998. The Board of Directors has granted options to purchase shares of common stock at an exercise price ranging from $16.01 to $18.75 to certain employees, officers and directors of the Corporation. The exercise price for options granted prior to June 10, 1998, were reduced by $3.99 to adjust for the return of capital distribution. One-fifth of the options awarded become exercisable on each of the first five anniversaries of the date of grant. The option period expires 10 years from the date of grant. 140,824 options were outstanding at March 31, 2001 and June 30, 2000. 56,330 options were exercisable at March 31, 2001 and June 30, 2000. In addition, 37,714 options to purchase common stock were reserved for future grants at March 31, 2001 and June 30, 2000.

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

Item 2.  Management's Discussion and Analysis
         -------------------------------------

Introduction

In the following pages, management presents an analysis of the consolidated financial condition of Peoples-Sidney Financial Corporation (the "Corporation") as of March 31, 2001, compared to June 30, 2000, and results of operations for the three and nine months ended March 31, 2001, compared with the same periods in 2000. This discussion is designed to provide a more comprehensive review of operating results and financial position than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the interim financial statements and related footnotes included herein.

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


Financial Condition

Total assets at March 31, 2001 were $132.6 million compared to $129.3 million at June 30, 2000, an increase of $3.3 million, or 2.6%. The increase in total assets was due to an increase in loans funded by proceeds from increased borrowings.

Loans increased $3.8 million from $114.6 million at June 30, 2000 to $118.5 million at March 31, 2001. The increase in mortgage loans was primarily in one- to four-family residential loans, which increased $2.8 million. Real estate construction and development loans decreased $1.3 million due to conversion into permanent one-to-four family loans. Changes in other types of mortgage loans were not significant. The overall increase in total loans is reflective of a strong local economy coupled with attractive loan rates and products compared to local competition. Expansion into new market areas through the Association's two new branch-banking facilities also contributed to the growth.

                                  (Continued)

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

The Corporation's consumer loan portfolio increased $775,000 between June 30, 2000 and March 31, 2001. The increase was spread evenly among loans on deposit accounts, single payment personal notes and automobile loans. Commercial loans increased $827,000 as the Corporation has gradually increased the emphasis on this type of lending. Non-mortgage loans represented 6.2% and 5.0% of gross loans at March 31, 2001 and June 30, 2000.

Total deposits decreased $1.8 million from $93.0 million at June 30, 2000 to $91.2 million at March 31, 2001. The decrease was primarily due to a large jumbo certificate of deposit for $901,000, which matured and was withdrawn as well as a decline in 15-month certificates of deposit. The Corporation had offered a special interest rate on a 15-month certificate of deposit from July 1999 through October 1999 that resulted in approximately $17.2 million of 15-month certificates of deposit with scheduled maturities ranging from October 2000 through January 2001. Although a large percentage of the maturing 15-month certificates of deposit renewed in a current certificate of deposit offering, some were withdrawn. The Corporation did experience growth in three-year and four-year certificates of deposit. Management believes this increase was due to customers wanting to lock in at higher interest rates in a declining interest rate environment combined with the sluggish performance of the stock market. NOW accounts increased $400,000 and savings accounts declined $783,000 since June 30, 2000. Money market accounts and noninterest-bearing demand deposits had little change since June 30, 2000.

Borrowed funds were $24.0 million at March 31, 2001 compared to $19.0 million at June 30, 2000. Borrowings at March 31, 2001 consisted entirely of long-term fixed-rate advances. The additional borrowings were taken to fund ongoing loan demand and replace withdrawn certificates of deposit. Based on the FHLB stock owned by the Association at March 31, 2001, the Association had the ability to obtain borrowings up to a maximum total of $27.4 million. However, the Association can obtain advances up to the lower of 50% of the Association's total assets or 80% of the Association's pledgable residential mortgage loan portfolio by purchasing more FHLB stock. Based upon the 50% of total assets limitation, management estimates the maximum borrowing capacity from the FHLB to be approximately $67.2 million at March 31, 2001.


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

Three Months Ended March 31, 2001 Compared to the Three Months Ended March 31, 2000

Net Income. The Corporation earned net income of $231,000 for the three months ended March 31, 2001 compared to $156,000 for the three months ended March 31, 2000. The increase in net income was primarily due to a gain on the sale of a security and an increase in net interest income.

                                  (Continued)

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

Net Interest Income. Net interest income totaled $990,000 for the three months ended March 31, 2001 compared to $963,000 for the three months ended March 31, 2000. The increase was the result of higher income on loans, demand, time and overnight deposits and FHLB Stock dividends partially offset by an increase in interest expense on deposits and borrowings.

Interest and fees on loans increased $278,000, or 13.0% from $2,133,000 for the three months ended March 31, 2000 to $2,411,000 for the three months ended March 31, 2001. The increase in interest income was due to a higher average balance of loans coupled with an increase in the yield earned on loans. Interest earned on demand, time and overnight deposits increased $11,000 for the three months ended March 31, 2001 as compared to the same period in the prior year, the increase resulted from a higher average balance. Dividends on Federal Home Loan Bank Stock increased $8,000 for the three months ended March 31, 2001 as compared to the same period in the prior year. The increase was the result of having a higher balance of stock owed by the Association than a year ago.

Interest paid on deposits increased $92,000 for the three months ended March 31, 2001 compared to the three months ended March 31, 2000. The increase resulted from an increase in the average rate paid on deposits combined with an increase in the average balance of deposits.

Interest paid on borrowed funds totaled $399,000 for the three months ended March 31, 2001 compared to $262,000 for the three ended March 31, 2000. The increase in interest expense on borrowed funds resulted from a higher average balance of borrowed funds combined with an increase in the rate paid for borrowings.

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

The provision for loan losses for the three months ended March 31, 2001 totaled $19,000 compared to $16,000 for the three months ended March 31, 2000. The allowance for loan losses totaled $643,000, or 0.53% of gross loans receivable and 73.0% of total nonperforming loans at March 31, 2001, compared with $591,000, or 0.50% of gross loans receivable and 56.6% of total nonperforming loans at June 30, 2000. Charge-offs experienced by the Corporation have primarily related to consumer and other non-real estate loans. The Corporation's low historical charge-off history is the product of a variety of factors, including the Corporation's underwriting guidelines, which generally require a loan-to-value or projected completed value ratio of 90% for purchase or construction of one- to four-family residential properties and 75% for commercial real estate and land loans, established income information and defined ratios of debt to income.



                                  (Continued)

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

Noninterest income. Noninterest income includes service fees and other miscellaneous income and totaled $124,000 for the three months ended March 31, 2001 and $5,000 for the three months ended March 31, 2000. The increase was primarily due to a gain on the sale of a security and an increase in service charges on deposit accounts.

Noninterest expense. Noninterest expense totaled $722,000 for the three months ended March 31, 2001 compared to $686,000 for the three months ended March 31, 2000, an increase of $36,000, or 5.2%. This increase was spread fairly evenly among the various individual noninterest expense categories.

Income Tax Expense. The volatility of income tax expense is primarily attributable to the change in income before income taxes and the impact the Corporation's stock price has on the stock-based employee benefit plans. Income tax expense totaled $142,000 for the three months ended March 31, 2001 compared to $109,000 for the three months ended March 31, 2000, representing an increase of $33,000. The effective tax rate was 38.1% and 41.1% for the three months ended March 31, 2001 and 2000.

Nine Months Ended March 31, 2001 Compared to the Nine Months Ended March 31,
2000

Net Income. The Corporation earned net income of $562,000 for the nine months ended March 31, 2001 compared to $403,000 for the nine months ended March 31, 2000. The increase in net income was primarily due to an increase in net interest income and a gain on sale of a mortgage-backed security available for sale.

Net Interest Income. Net interest income totaled $2,888,000 for the nine months ended March 31, 2001 compared to $2,828,000 for the nine months ended March 31, 2000. The increase was the result of higher income on loans partially offset by an increase in interest expense on deposits and borrowings.

Interest and fees on loans increased $860,000, or 13.8% from $6,218,000 for the nine months ended March 31, 2000 to $7,078,000 for the nine months ended March 31, 2001. The increase in interest income was due to a higher average balance of loans coupled with an increase in the yield earned on loans.

Interest earned on securities decreased $20,000 for the nine months ended March 31, 2001 as compared to the same period in the prior year. The decrease was the result of having a lower average balance than a year ago.

Interest paid on deposits increased $410,000 for the nine months ended March 31, 2001 compared to the nine months ended March 31, 2000. The increase resulted from an increase in the average rate paid on deposits combined with an increase in the average balance of deposits.

Interest paid on borrowed funds totaled $1,145,000 for the nine months ended March 31, 2001 compared to $774,000 for the nine months ended March 31, 2000. The increase in interest expense on borrowed funds resulted from a higher average balance of borrowed funds combined with an increase in the rate paid for borrowings.

Provision for Loan Losses. The provision for loan losses for the nine months ended March 31, 2001 totaled $56,000 compared to $44,000 for the nine months ended March 31, 2000.

Noninterest income. Noninterest income includes service fees, gains or losses on sales of securities and other miscellaneous income and totaled $177,000 for the nine months ended March 31, 2001 and $47,000 for the nine months ended March 31, 2000. The increase was primarily due to a gain on sale of a an available for sale mortgage-backed security.


                                  (Continued)

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

Noninterest expense. Noninterest expense totaled $2,101,000 for the nine months ended March 31, 2001 compared to $2,144,000 for the nine months ended March 31, 2000, a decrease of $43,000, or 2.0%. The decrease was the result of a decrease in franchise taxes paid by the Association.

Income Tax Expense. The volatility of income tax expense is primarily attributable to the change in income before income taxes and the impact the Corporation's stock price has on the stock-based employee benefit plans. Income tax expense totaled $346,000 for the nine months ended March 31, 2001 compared to $284,000 for the nine months ended March 31, 2000, representing an increase of $62,000. The effective tax rate was 38.1% and 41.3% for the nine months ended March 31, 2001 and 2000.

Liquidity and Capital Resources

The Corporation's liquidity, primarily represented by cash and cash equivalents, is a result of operating, investing and financing activities. These activities are summarized below for the nine months ended March 31, 2001 and 2000.

                                                                              Nine Months
                                                                            Ended March 31,
                                                                          2001            2000
                                                                     ------------     ------------
                                                                        (Dollars in thousands)

Net income                                                           $        562     $        403
Adjustments to reconcile net income to net cash from
  operating activities                                                         97               23
                                                                     ------------     ------------
Net cash from operating activities                                             659              426
Net cash from investing activities                                            821          (10,673)
Net cash from financing activities                                          2,381            9,934
                                                                     ------------     ------------
Net change in cash and cash equivalents                                     3,861             (313)
Cash and cash equivalents at beginning of period                            2,206            1,933
                                                                     ------------     ------------
Cash and cash equivalents at end of period                           $      6,067     $      1,620
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

OTS regulations presently require the Association to maintain an average daily balance of investments in United States Treasury, federal agency obligations and other investments in an amount equal to 4% of the sum of the Association's average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement, which may be changed from time to time by the OTS to reflect changing economic conditions, is intended to provide a source of relatively liquid funds on which the Association may rely, if necessary, to fund deposit withdrawals or other short-term funding needs. At March 31, 2001, the Association's regulatory liquidity was 9.7%. At such date, the Corporation had commitments to originate fixed-rate residential real estate loans totaling $283,000 and variable-rate residential real estate mortgage loans totaling $477,000. Loan commitments are generally for 30 days. The Corporation considers its liquidity and capital reserves sufficient to meet its outstanding short and long-term needs. See
Note 5 of the Notes to Consolidated Financial Statements.


                                  (Continued)

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

The Association is subject to various regulatory capital requirements administered by the federal regulatory agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Association must meet specific capital guidelines that involve quantitative measures of the Association's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Association's capital amounts and classifications are also subject to qualitative judgments by the regulators about the Association's components, risk weightings and other factors. Failure to meet minimum capital requirements can initiate certain mandatory actions that, if undertaken, could have a direct material effect on the Corporation's financial statements. At March 31, 2001 and June 30, 2000, management believes the Association complies with all regulatory capital requirements. Based on the Association's computed regulatory capital ratios, the Association is considered well capitalized under the Federal Deposit Insurance Act at March 31, 2001 and June 30, 2000. No conditions or events have occurred subsequent to the last notification by regulators that management believes would have changed the Association's category.

At March 31, 2001 and June 30, 2000, the Association's actual capital levels and minimum required levels were:

                                                                   Minimum                      Minimum
                                                               Required To Be               Required To Be
                                                           Adequately Capitalized          Well Capitalized
                                                           Under Prompt Corrective      Under Prompt Corrective
                                         Actual              Action Regulations           Action Regulations
                                  Amount         Ratio      Amount         Ratio         Amount          Ratio
                                  ------         -----      ------         -----         ------          -----
                                                             (Dollars in Thousands)
March 31, 2001
Total capital (to risk-
  weighted assets)             $  15,652         17.7%    $  7,065          8.0%     $    8,831          10.0%
Tier 1 (core) capital (to
  risk-weighted assets)           15,009         17.0        3,532          4.0           5,299           6.0
Tier 1 (core) capital (to
  adjusted total assets)          15,009         11.3        5,303          4.0           6,629           5.0
Tangible capital (to
  adjusted total assets)          15,009         11.3        1,989          1.5             N/A           N/A

June 30, 2000
Total capital (to risk-
  weighted assets)             $  14,773         17.2%    $  6,858          8.0%     $    8,572          10.0%
Tier 1 (core) capital (to
  risk-weighted assets)           14,183         16.5        3,429          4.0           5,143           6.0
Tier 1 (core) capital (to
  adjusted total assets)          14,183         10.9        5,183          4.0           6,479           5.0
Tangible capital (to
  adjusted total assets)          14,183         10.9        1,944          1.5             N/A


                                                                             20.

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

--------------------------------------------------------------------------------


Item 1.    Legal Proceedings
           -----------------
           None.

Item 2.    Changes in Securities and Use of Proceeds
           -----------------------------------------
           None.

Item 3.    Defaults Upon Senior Securities
           -------------------------------
           Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------
           No matters were brought before the shareholders for a vote during the quarter.

Item 5.    Other Information
           -----------------
           None.

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------
           (a) Form 8-K was filed on January 17, 2001. Under Item 5, Other Events', the Corporation reported the issuance of a press release to announce the quarterly earnings and declare a dividend.

                                   SIGNATURES

--------------------------------------------------------------------------------


Pursuant to the requirement of the Securities Exchange Act of 1934, the small business issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:   May 14, 2001                            /s/ Douglas Stewart
        ------------                            -------------------
                                                Douglas Stewart
                                                President





Date:  May 14, 2001                             /s/ Debra Geuy
       ------------                             --------------
                                                Debra Geuy
                                                Chief Financial Officer