Form 10KSB
period 2001-06-30
PEOPLES SIDNEY FINANCIAL CORP
filed 2001-09-27
CIK 1031340

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark one)
  [ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended June 30, 2001

  [   ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934

              For the transition period from _________ to _________


                           Commission File No. 0-22223


                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                 -----------------------------------------------
                 (Name of small business issuer in its charter)

           Delaware                                           31-1499862
--------------------------------------------------------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                            Identification Number)


101 East Court Street, Sidney, Ohio                                45365
-------------------------------------------                      ----------
(Address of principal executive offices)                         (Zip Code)


Issuer's telephone number, including area code:  (937) 492-6129
                                                 ----------------



         Securities registered under Section 12(b) of the Exchange Act:

                                      None
                                      ----


Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, par value $0.01 per share
                                (Title of class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     Issuer's revenues for the year ended June 30, 2001 were: $10,333,558.

     At August 31, 2001, there were issued and outstanding 1,501,546 of the Registrant's Common Shares.

     The aggregate market value of the Registrant's voting stock held by nonaffiliates of the Issuer as of August 31, 2001 was $12.8 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

Parts II and IV of Form 10-KSB - Portions of the Annual Report to Stockholders for the fiscal year ended June 30, 2001.

Part III of Form 10-KSB - Portions of Proxy Statement for 2001 Annual Meeting of Stockholders.

Transitional Small Business Disclosure Form (check one):
Yes    [   ]                   No   [ X ]


                                      INDEX

                                   FORM 10-KSB

                                                                                  Page(s)

PART I

      Item 1.    Description of Business                                           3-36

      Item 2.    Description of Property                                             37

      Item 3.    Legal Proceedings                                                   37

      Item 4.    Submission of Matters to a Vote of Security Holders                 37


PART II

      Item 5.    Market for Common Equity and Related Shareholder Matters            38

      Item 6.    Management's Discussion and Analysis of Financial Condition
                 and Results of Operation                                            38

      Item 7.    Financial Statements                                                38

      Item 8.    Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure                                 38


PART III

      Item 9.    Directors, Executive Officers, Promoters and Control Persons -
                 Compliance with Section 16(a) of the Exchange Act                   39

      Item 10.   Executive Compensation                                              39

      Item 11.   Security Ownership of Certain Beneficial Owners and Management      39

      Item 12.   Certain Relationships and Related Transactions                      39

      Item 13.   Exhibits and Reports on Form 8-K                                    40


Signatures                                                                           42

Exhibits                                                                            43-45


                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS

General

                  Peoples-Sidney Financial Corporation ("Peoples") is a Delaware corporation, which was organized in 1997 by Peoples Federal Savings and Loan Association of Sidney ("Association") for the purpose of becoming a savings and loan holding company, together referred to as the Corporation. Peoples owns all of the capital stock of the Association issued in connection with the completion of the Association's conversion from the mutual to stock form of organization on April 25, 1997. Unless the context otherwise requires, all references herein to the Corporation include Peoples and the Association on a consolidated basis, except that information as of a date prior to April 25, 1997 relates only to the Association. The Association, Peoples' only subsidiary, was organized in 1886 as an Ohio-chartered mutual association and converted to a federally chartered association in 1958.

                  The Association is primarily engaged in the business of attracting savings deposits from the general public and investing such funds in permanent mortgage loans secured by one- to four-family residential real estate located primarily in Shelby County, Ohio, and the contiguous counties of Logan, Auglaize, Miami, Darke and Champaign. The Association conducts business from its main office in Sidney, Ohio and its full-service branches in Sidney, Anna and Jackson Center, Ohio. The Association also originates loans for the construction of one- to four-family real estate, loans secured by multi-family real estate (over four units) and nonresidential real estate, consumer and commercial loans and invests in U.S. government obligations, mortgage-backed and related securities, interest bearing deposits in other financial institutions and other investments permitted by applicable law.

                  The Association's operations are regulated by the Office of Thrift Supervision ("OTS"). The Association is a member of the Federal Home Loan Bank System ("FHLB System") and a stockholder of the Federal Home Loan Bank ("FHLB") of Cincinnati. The Association is also a member of the Savings Association Insurance Fund ("SAIF") and its deposit accounts are insured up to applicable limits by the Federal Deposit Insurance Corporation ("FDIC"). Accordingly, the Association is also subject to regulation and oversight by the FDIC.

                  The executive offices of the Company are located at 101 E. Court Street, Sidney, Ohio 45365 and its telephone number is (937) 492-6129.

Forward-Looking Statements

                  When used in this Form 10-KSB and in future filings by the Corporation with the Securities and Exchange Commission ("SEC"), in the Corporation's press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, among other things, changes in economic conditions in the Corporation's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Corporation's market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Corporation wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Corporation wishes to advise readers that the factors listed above could affect the Corporation's financial performance and could cause the Corporation's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

                  The Corporation does not undertake and specifically declines any obligation to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Lending Activities

                  General: The principal lending activity of the Corporation is originating for its portfolio first mortgage loans secured by owner-occupied one- to four-family residential properties located in its primary market area. In addition, in order to increase the yield and/or the interest rate sensitivity of its portfolio and in order to provide more comprehensive financial services to families and businesses in the Corporation's primary market area, the Corporation also originates construction or development, commercial real estate, consumer, land, multi-family and commercial business loans. The Corporation may adjust or discontinue any product offering to respond to competitive or economic factors.

Loan Portfolio Composition:. The following information sets forth the composition of the Corporation's loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred loan fees and allowance for loan losses) as of the dates indicated.

                                                                             June 30,
                               -----------------------------------------------------------------------------------------------------
                                       2001               2000                 1999                 1998                 1997
                               ------------------  -------------------  -------------------  -------------------  ------------------
                                Amount   Percent    Amount    Percent     Amount    Percent    Amount   Percent    Amount   Percent
                                ------   -------    ------    -------     ------    -------    ------   -------    ------   -------
                                                                         (Dollars in Thousands)
   Real estate loans
   -----------------
     One- to four-family       $  96,718    78.14%  $  92,117   77.72%   $ 84,166    79.51%  $ 79,691   82.37%   $ 75,808    82.24%
     Construction and
       development                 6,131     4.95       8,088    6.82       5,930     5.60      6,776    7.00       6,551     7.10
     Commercial                   10,025     8.10      10,048    8.48       9,408     8.89      6,608    6.83       5,843     6.34
     Multi-family                  1,239     1.00       1,300    1.10       1,359     1.28        655    0.68         219     0.24
     Land                          1,370     1.11         992    0.84         867     0.82        868    0.90       1,447     1.57
                               ---------  -------   ---------  ------   ---------  -------    -------  ------    --------  -------
            Total real estate
                  loans          115,483    93.30     112,545   94.96     101,730    96.10     94,598   97.78      89,868    97.49
                               ---------  -------   ---------  ------   ---------  -------    -------  ------    --------  -------

Other loans
-----------
     Consumer
         Automobile                3,090     2.50       2,474    2.09       1,744     1.65      1,124    1.16       1,215     1.32
         Deposit account             276     0.22         215    0.18         223     0.21        257    0.27         351     0.38
         Other                     1,292     1.04         882    0.74         771     0.73        672    0.69         719     0.78
                               ---------  -------   ---------  ------   ---------  -------   --------  ------    --------  -------
            Total consumer
              loans                4,658     3.76       3,571    3.01       2,738     2.59      2,053    2.12       2,285     2.48
                               ---------  -------   ---------  ------   ---------  -------   --------  ------    --------  -------

     Commercial business
         loans                     3,630     2.94       2,406    2.03       1,393     1.31        101    0.10          29     0.03
                               ---------  -------   ---------  ------   ---------  -------   --------  ------    --------  -------

            Total loans          123,771   100.00%    118,522  100.00%    105,861   100.00%    96,752  100.00%     92,182   100.00%
                                ---------  ======   ---------  ======   ---------   ======   --------  ======    --------   ======

Less:
-----
     Loans in process             (2,367)              (3,036)             (2,311)             (2,079)             (2,703)
     Deferred loan fees             (261)                (245)               (218)               (195)               (158)
     Allowance for loan
       losses                       (661)                (591)               (529)               (426)               (397)
                                --------             --------           ---------             -------           ---------
            Total loans
              Receivable, net  $ 120,482            $ 114,650           $ 102,803           $  94,052            $ 88,924
                               =========             ========           =========            ========           =========

The following table shows the composition of the Corporation's loan portfolios by fixed- and adjustable-rate at the dates indicated.

                                                                                June 30,
                                     -----------------------------------------------------------------------------------------------
                                            2001               2000               1999               1998               1997
                                     ------------------ ------------------  ----------------  -----------------  ------------------
                                      Amount   Percent   Amount  Percent    Amount  Percent    Amount   Percent   Amount   Percent
                                      ------   -------   ------  -------    ------  -------    ------   -------   ------   -------
                                                                        (Dollars in Thousands)
Fixed-rate loans:
----------------
   Real estate
     One- to four-family             $ 36,480   29.47%  $ 33,148   27.97%   $ 31,611  29.86%  $ 24,628   25.46%  $ 21,836    23.69%
     Construction and
       development                      1,619    1.31      3,336    2.81       2,512   2.37      1,643    1.70        949     1.03
     Commercial                         1,626    1.31      1,577    1.33         600   0.57        386    0.40        259     0.28
     Multi-family                          --      --         --      --          --     --         --      --         --       --
     Land                                 479    0.39        177    0.15          20   0.02         80    0.08        184     0.20
                                     --------  ------   --------  ------    -------- ------    -------  ------   --------   ------

            Total real estate loans    40,204   32.48     38,238   32.26      34,743  32.82     26,737   27.64     23,228    25.20
     Consumer loans                     4,658    3.76      3,571    3.01       2,738   2.59      2,053    2.12      2,285     2.48
     Commercial business loans          2,003    1.62      1,296    1.09         641   0.60        101    0.10         29     0.03
                                     --------  ------   --------  ------    -------- ------    -------  ------   --------   ------

            Total fixed-rate loans     46,865   37.86     43,105   36.36      38,122  36.01     28,891   29.86     25,542    27.71

Adjustable-rate loans:
----------------------
   Real estate
     One- to four-family               60,238   48.67     58,969   49.75      52,555  49.65     55,063   56.91     53,972    58.55
     Construction and
       development                      4,512    3.64      4,752    4.01       3,418   3.23      5,133    5.30      5,602     6.07
     Commercial                         8,399    6.79      8,471    7.15       8,808   8.32      6,222    6.43      5,584     6.06
     Multi-family                       1,239    1.00      1,300    1.10       1,359   1.28        655    0.68        219     0.24
     Land                                 891    0.72        815    0.69         847   0.80        788    0.82      1,263     1.37
                                     --------  ------   --------  ------    -------- ------     ------  ------   -------    ------

            Total real estate loans    74,031   60.82     74,307   62.70      66,987  63.28     67,861   70.14     66,640    72.29
   Consumer loans                          --      --         --      --          --     --         --      --         --       --
   Commercial business loans            1,627    1.32      1,110    0.94         752   0.71         --      --         --       --
                                     --------  ------   --------  ------    -------- ------    -------  ------   --------   ------

            Total adjustable-
              rate loans               75,658   62.14     75,417   63.64      67,739  63.99     67,861   70.14     66,640    72.29
                                     --------  ------   --------  ------    -------- ------    -------  ------   --------   ------

   Total loans                        123,771  100.00%   118,522  100.00%    105,861 100.00%    96,752  100.00%     92,18   100.00%
                                     --------  ======   --------  ======    -------- ======    -------  ======   --------   ======

Less:
----
       Loans in process               $(2,367)          $ (3,036)            $ (2,311)         $ (2,079)         $ (2,703)
       Deferred loan fees                (261)              (245)                (218)             (195)             (158)
       Allowance for loan losses         (661)              (591)                (529)             (426)             (397)
                                     --------           --------             --------        ----------          --------
            Total loans
              Receivable, net        $120,482           $114,650             $102,803          $ 94,052           $88,924
                                     ========           ========             ========          ========           =======

         The following schedule presents the contracted maturities of the Corporation's loan portfolio at June 30, 2001. The schedule does not reflect the effects of possible prepayments or enforcement of the due-on-sale clauses. The amortizing loans, such as one- to four-family and installment loans, the entire current principal balance as show as being due at maturity.

                                          Real Estate
                           -----------------------------------------
                              One- to Four-
                               Family and            Multi-family,
                            Construction and          Commercial                                                   Commercial
                               Development             and Land            Consumer             Business             Total
                           --------------------   ------------------   ----------------     ----------------   -------------------

                                      Weighted             Weighted            Weighted              Weighted             Weighted
                                       Average              Average             Average               Average              Average
                             Amount     Rate      Amount     Rate      Amount    Rate       Amount     Rate      Amount     Rate
                             ------     ----      ------     ----      ------    ----       ------     ----      ------     ----
                                                                   (Dollars in Thousands)
1 year or less*            $     96     8.35%    $   295     7.71%     $  731    8.81%     $   668     8.70%   $   1,790    8.56%
Over 1 year - 3 years           211     8.32         490     8.47       1,190    9.45        1,411     9.11        3,302    9.09
Over 3 years - 5 years          453     8.06         311     7.52       2,485    8.79          999     8.78        4,248    8.62
Over 5 years - 10 years       5,587     7.99       1,751     8.21         165    7.66          552     9.78        8,055    8.16
Over 10 years - 20 years     41,008     7.62       7,054     7.84          87    8.78           --       --       48,149    7.65
Over 20 years                55,494     7.74       2,733     7.89          --      --           --       --       58,227    7.75
                           --------    -----     -------    -----      ------  ------      -------   ------    ---------  ------
       Total               $102,849     7.71%    $12,634     7.91%     $4,658    8.92%     $ 3,630     9.05%   $ 123,771    7.82%
                           ========    =====     =======    =====      ======  ======      =======   ======    =========  ======


*Include demand loans, loans having no stated maturity and overdraft loans.

The total amount of loans due after June 30, 2002 that have predetermined interest rates is $45,744, while the total amount of loans due after such dates which have floating or adjustable interest rates is $76,237.

                  Under federal law, the aggregate amount of loans that the Association is permitted to make to any one borrower is generally limited to 15% of unimpaired capital and surplus (25% if the security for such loan has a "readily ascertainable" value or 30% for certain residential development loans). At June 30, 2001, based on the above limitation, the Association's regulatory loan-to-one borrower limit was approximately $2.0 million. On the same date, the Association had no borrowers with outstanding balances in excess of this amount. As of June 30, 2001, the largest dollar amount of indebtedness to one borrower or group of related borrowers was $1,665,057, secured by multiple one- to four-family real estate properties. The next largest loan to one borrower or group of related borrowers had an outstanding balance of $1,602,114 at June 30, 2001 and is secured by multiple one-to four-family real estate properties, commercial real estate and land. As of June 30, 2001, such loans were performing in accordance with their terms.

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

One- to Four-Family Residential Real Estate Lending

                  The cornerstone of the Association's lending program has long been the origination of long-term permanent loans secured by mortgages on owner-occupied one- to four-family residences. At June 30, 2001, $96.7 million, or 78.14% of the Association's loan portfolio, consisted of permanent loans on one- to four-family residences. At that date, the average outstanding residential loan balance was $62,198 and the largest outstanding residential loan had a principal balance of $360,287. Virtually all of the residential loans originated by the Association are secured by properties located in the Association's market area.

                  The Association originates fixed-rate residential loans in amounts and at rates that are monitored for compliance with the Association's asset/liability management policy. Currently, the Association originates fixed-rate loans with maturities of up to 20 years for retention in its own portfolio. Limiting the contractual term to 20 years, as opposed to the more traditional 30 year period, allows for accelerated principal repayment and equity build up for the borrower. Currently, all such loans are made on owner-occupied properties. All fixed-rate loans originated by the Association are retained and serviced by it. At June 30, 2001, the Association had $36.5 million of fixed-rate permanent one-to four-family residential loans, constituting 29.47% of the Association's loan portfolio at such date.

                  The Association has offered ARM loans at rates, terms and points determined in accordance with market and competitive factors. The Association's current one- to four-family residential ARMs are fully amortizing loans with contractual maturities of up to 30 years. Applicants are qualified using a fully indexed rate, and no ARMs allow for negative amortization. The interest rates on the ARMs originated by the Association are generally subject to adjustment at one, three, and five-year intervals based on a margin over the analogous Treasury Securities Constant Maturity Index. Decreases or increases in the interest rate of the Association's ARMs are generally limited to 6% above or below the initial interest rate over the life of the loan, and up to 2% per adjustment period. The Association's ARMs are not convertible into fixed-rate loans, and do not contain prepayment penalties. ARM loans may be assumed on a case-by-case basis with the Association's consent. At June 30, 2001, the total balance of one- to four-family ARMs was $60.2 million, or 48.67% of the Corporation's loan portfolio. All ARMs originated by the Association are retained and serviced by it.

                  In 1992, the Association initiated a program specifically tailored to first-time homebuyers. These loans are made on a five-year adjustable basis with a term up to 30 years. The margin, which is lower than other products currently offered, is 200 basis points. Additionally, somewhat higher debt-to-income ratios are permitted, although mandatory escrows for taxes and insurance, an acceptable credit rating and an employment history of at least one year are required. The maximum loan amount under this program, which requires that the property be owner-occupied, is currently $75,000 unless Board of Director approval is obtained, which can be the lesser of the purchase price or 90% of appraised value. At June 30, 2001, the Association had approximately $4.0 million of first-time homebuyer loans in its portfolio.

                  As discussed above, the Association evaluates both the borrower's ability to make principal, interest and escrow payments and the value of the property that will secure the loan. The Association originates residential mortgage loans with loan-to-value ratios up to 90%. On mortgage loans exceeding a 90% loan-to-value ratio at the time of origination, the Association will generally require private mortgage insurance in an amount intended to reduce the Association's exposure to less than 90% of the appraised value of the underlying property.

                  The Association's residential mortgage loans customarily include due-on-sale clauses giving the Association the right to declare the loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the property subject to the mortgage and the loan is not repaid.

                  The Association uses the same underwriting standards for home equity lines of credit as it uses for one- to four-family residential mortgage loans. The Association's home equity lines of credit are originated in amounts, which, together with the amount of the first mortgage, generally do not exceed 80% of the appraised value of the property securing the loan. At June 30, 2001, the Association had $499,000 of home equity lines of credit and an additional $677,000 of funds committed, but undrawn, under such lines.

Construction and Development Lending

                  The Association makes construction loans to individuals for the construction of their primary or secondary residences and loans to builders or developers for the construction of single-family homes, multi-family units and commercial real estate projects. Loans to individuals for the construction of their residences typically run for 12 months. The borrower pays interest only during the construction period. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans. At June 30, 2001, the Association had 41 construction loans with outstanding aggregate balances of $5.4 million secured by residential property. Of this amount, $5.1 million in loans were outstanding directly to borrowers intending to live in the properties upon completion of construction. At that same date, the Association had 2 construction loans with outstanding aggregate balances of $284,000 secured by one- to four-family residential properties constructed by builders who have pre-sold their houses to individual purchasers.

                  The Association makes loans to builders and developers to finance the construction of residential property. Such loans generally have adjustable interest rates based upon prime or treasury indexes with terms ranging from six months to one year. The proceeds of the loan are advanced during construction based upon the percentage of completion as determined by an inspection. The loan amount normally does not exceed 85% of projected completed value for homes that have been pre-sold to the ultimate occupant. For loans to builders for the construction of homes not yet presold, which may carry a higher risk, the loan-to-value ratio is generally limited to 80%. Whether the Association is willing to provide permanent takeout financing to the purchaser of the home is determined independently of the construction loan by separate underwriting. In the event that upon completion the house is not sold, the builder is required to make principal and interest payments until the house is sold. The Association also makes a limited number of commercial real estate construction loans with the loan amount generally not to exceed 75% of the completed value. At June 30, 2001, the Association had $749,000, or 0.60%, of gross loans receivable in this category.

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

Commercial Real Estate Lending

                  The Association's commercial real estate loan portfolio consists of loans secured by a variety of non-residential properties including retail facilities, small office buildings, farm real estate and churches. At June 30, 2001, the Association's largest commercial real estate loan totaled $577,000. At that date, the Association had 88 commercial real estate loans, totaling $10,025,000, or 8.10% of gross loans receivable.

                  The Association has originated both adjustable- and fixed-rate commercial real estate loans, although most current originations have adjustable rates. Rates on the Association's adjustable-rate commercial real estate loans generally adjust in a manner consistent with the Association's one- to four-family residential ARMs, although five-year adjustment periods are not currently offered. Commercial real estate loans are generally underwritten in amounts of up to 75% of the appraised value of the underlying property.

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

                  The table below sets forth by type of security property the estimated number, loan amount and outstanding balance of the Association's commercial real estate loans at June 30, 2001.

                                                   Original     Outstanding
                                       Number of     Loan       Principal
                                        Loans       Amount       Balance
                                        -----       ------       -------
                                             (Dollars in Thousands)
          Office                           19      $ 3,264      $ 2,745
          Retail                            8        1,381          874
          Farm real estate                 56        7,148        5,594
          Churches                          5        1,131          812
                                      -------      -------      -------
                 Total                     88      $12,924      $10,025
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

         The Association has historically made permanent multi-family loans in its primary market area. However, the amount of such loans has been insignificant. At June 30, 2001, multi-family loans totaled $1.2 million, or 1.00% of gross loans receivable.

         The Association's multi-family loan portfolio includes loans secured by five or more unit residential buildings located primarily in the Association's market area.

Land Lending

         Land loans include loans to develop vacant or raw land and are made to various builders and developers with whom the Association has had long-standing relationships. All of such loans are secured by land zoned for residential or commercial developments and located within the Association's market area. Proceeds are used for excavation, utility placements and street improvements. Disbursements related to acquisition and development land loans are typically based on inspections to determine the progress of the project. As lots are sold, a portion of the sale price is applied to the principal of the outstanding loan in order to ensure the loan is paid in full prior to all lots in the development being sold. Interest payments are required at regular intervals (quarterly or semi-annually) and loan terms typically are written for three years. At June 30, 2001, the Association had $496,000 of loans receivable in this category.

         The Association also makes loans to individuals who purchase and hold land for various reasons, such as the future construction of a residence. Such loans are generally originated with terms of five years and have maximum loan-to- value ratios of 85% for loans on improved residential building lots and 75% on undeveloped acreage. At June 30, 2001, the Association had $874,000 in land loans to individuals.

         Land lending generally affords the Association an opportunity to receive interest at rates higher than those obtainable from residential lending. Nevertheless, land lending is generally considered to involve a higher level of credit risk due to the fact that funds are advanced upon the security of the land, which is of uncertain value prior to its development.

Consumer Lending

         Management believes that offering consumer loan products helps to expand the Association's customer base and to create stronger ties with its existing customer base. In addition, because consumer loans generally have shorter terms to maturity and carry higher rates of interest than do residential mortgage loans, they can be valuable asset/liability management tools. The Association currently originates substantially all of its consumer loans in its market area. At June 30, 2001, the Association's consumer loans totaled $4.7 million, or 3.76% of the Association's gross loan portfolio.

         Peoples Federal offers a variety of secured consumer loans, including automobile loans, loans secured by savings deposits and home improvement loans. Although the Association primarily originates consumer loans secured by real estate, deposits or other collateral, the Association also makes unsecured personal loans.

         The largest component of the Association's consumer lending program is automobile loans. At June 30, 2001, automobile loans totaled $3.1 million, or 2.50% of gross loans receivable. The Association makes loans directly to the consumer to aid in the purchase of new and used vehicles, which serve as collateral for the loan. The Association also employs other underwriting criteria discussed below in deciding whether to extend credit.

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

         Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral for defaulted consumer loans may not provide adequate sources of repayment for the outstanding loan balances as a result of the greater likelihood of damage, loss, or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

Commercial Business Lending

         In order to increase the yield and interest rate sensitivity of its loan portfolio and in order to satisfy the demand for financial services available to individuals and businesses in its primary market area, the Association has maintained a small portfolio of commercial business loans. Although the portfolio remains a small percentage of gross loans outstanding, the Association has experienced substantial growth over the last few years primarily from the new branch facilities. Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are generally of higher risk and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself (which, in turn, may be dependent upon the general economic environment). During the past five years, the Association has made commercial business loans to businesses such as small retail operations, small manufacturing concerns and professional firms. The Association's commercial business loans almost always include personal guarantees and are usually, but not always, secured by business assets, such as accounts receivable, equipment, inventory and real estate. However, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

         Most of the Association's commercial business loans have terms ranging from three months to one year and may carry fixed or adjustable interest rates. The underwriting process for commercial business loans generally includes consideration of the borrower's financial statements, tax returns, projections of future business operations and inspection of the subject collateral, if any. At June 30, 2001, commercial business loans totaled $3.6 million, or 2.94% of the Association's gross loans receivable.

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

         The following table shows the loan origination and repayment activities of the Corporation for the periods indicated.


                                                                       Year Ended June 30,
                                                         -------------------------------------------
                                                               2001           2000            1999
                                                               ----           ----            ----
                                                                        (in thousands)
                  Originations by type:
                  --------------------
       Adjustable rate:
              Real estate:
                     One- to four-family, construction,
                       development and land                  $ 15,285       $ 18,079       $ 14,661
                     Commercial                                 1,704            830          3,178
                     Multi-family                                  --             --            752
              Nonreal estate:
                     Consumer                                      --             --             --
                     Commercial business                        1,928          1,873          1,411
                                                             --------       --------       --------
                           Total adjustable rate               18,917         20,782         20,002

       Fixed rate:
              Real estate:
                     One- to four-family, construction,
                       development and land                     9,311          9,126         15,781
                     Commercial                                   345            643            598
                     Multi-family                                  --             --             --
              Nonreal estate
                     Consumer                                   4,053          3,262          2,885
                     Commercial business                        1,123          1,047            702
                                                             --------       --------       --------
                           Total fixed rate                    14,832         14,078         19,966
                                                             --------       --------       --------
                           Total loans originated              33,749         34,860         39,968

       Principal repayments                                   (27,467)       (22,834)       (30,841)
Increase in other items, net*                                    (223)           (90)          (188)
                                                             --------       --------       --------
                           Net increase                      $  6,059       $ 11,936       $  8,939
                                                             ========       ========       ========


                  * Includes provision for loan losses, net charge-offs, net deferred loan origination fees and transfers to foreclosed assets.

Delinquencies and Nonperforming Assets

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

                  Consumer loans are charged-off if they remain delinquent for 120 days unless the borrower and lender agree on a payment plan. If terms of the plan are not met, the customer's loan is then subject to charge-off. The Association's procedures for repossession and sale of consumer collateral are subject to various requirements under Ohio consumer protection laws.

                  Real estate acquired by the Association as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired by foreclosure or deed in lieu of foreclosure, it is initially recorded at fair value at the date of acquisition. Any write-down resulting therefrom is charged to the allowance for loan losses. Subsequent decreases in the value of the property are charged to operations through the creation of a valuation allowance. After acquisition, all costs incurred in maintaining the property are expensed. Costs relating to the development and improvement of the property, however, are capitalized to the extent of estimated fair value.

The following table sets forth the Corporation's loan delinquencies by type, by amount and by percentage of type at June 30, 2001.

                                                         Loans Delinquent For:
                                      -----------------------------------------------------------
                                                60-89 Days                  90 Days and Over             Total Delinquent Loans
                                      ----------------------------   -----------------------------   -------------------------------
                                       Number    Amount   Category   Number     Amount    Category   Number    Amount   Category
                                       ------    ------   --------   ------     ------    --------   ------   -------   --------
                                                                         (Dollars in Thousands)
Real estate:
       One- to four-family               18     $  917      0.95%      20       $  848     0.88%       38     $ 1,765      1.83%
       Construction and development      --         --        --       --           --       --        --          --        --
       Commercial                        --         --        --       --           --       --        --          --        --
       Multi-family                      --         --        --       --           --       --        --          --        --
       Land                              --         --        --        1            59    4.32         1          59      4.32
Consumer                                  7         12      0.27        6            41    0.87        13          53      1.14
Commercial Business                       1         33      0.90        1          146     4.02         2         179      4.92
                                      -----     ------    ------     -----    ---------   ------    -----   ---------   -------
              Total                      26     $  962      0.78%      28     $  1,094     0.88%       54     $ 2,056      1.66%
                                      =====     ======    ======     =====    =========   ======    =====   =========   ========

Classification of Assets: Federal regulations require that savings institution classify its assets on a regular basis. In addition, in connection with examinations of savings institutions, OTS and FDIC examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: Substandard, Doubtful and Loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the Association will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets, with the additional characteristics that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as Loss is considered uncollectible and of such little value that continuance as an asset on the balance sheet of the institution, without establishment of a specific valuation allowance or charge-off, is not warranted. Assets classified as Substandard or Doubtful require the institution to establish prudent general allowances for loan losses. If an asset or portion thereof is classified as Loss, the institution may charge-off such amount against the loan loss allowance. If an institution does not agree with an examiner's classification of an asset, it may appeal this determination to the District Director of the OTS.

On the basis of management's review of its assets, at June 30, 2001, the Association had classified a total of $768,000 of its loans, as follows:

                 One-      Commercial
                To Four-     Real
                Family      Estate       Land   Consumer   Total
                ------      ------       ----   --------   -----
                              (in thousands)
Substandard      $764      $    --      $ --      $ --      $764
Doubtful           --           --        --        --        --
Loss               --           --        --         4         4
                 ----      -------      ----      ----      ----

                 $764      $    --      $ --      $  4      $768
                 ====      =======      ====      ====      ====

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

                                                                   June 30,
                                   ----------------------------------------------------------------------
                                       2001          2000            1999         1998           1997
                                       ----          ----            ----         ----           ----
                                                           (dollars in thousands)
Nonaccruing loans
       One- to four-family           $  764         $  756         $  302         $  713         $  705
       Construction and
         Development                     --             --             --             --             --
       Commercial real estate            --             --             13             --             14
       Multi-family                      --             --             --             --             --
       Land                              --             --             --             --             --
       Consumer                          --             --             --             --             --
       Commercial business               --             --             --             --             --
                                     ------         ------         ------         ------         ------
              Total                     764            756            315            713            719

Accruing loans delinquent
  more than 90 days
       One- to four-family              252            278            389            235            143
       Construction and
         Development                     --             --             --             --             --
       Commercial real estate            --             10             --             --             --
       Multi-family                      --             --             --             --             --
       Land                              59             --             --             --             --
       Consumer                          41              1             51             11              5
       Commercial business              146             --             --             --             --
                                     ------         ------         ------         ------         ------
              Total                     498            289            440            246            148

Foreclosed assets
       One- to four-family               --             --             --             --             --
       Construction and
         development                     --             --             --             --             --
       Commercial real estate            --             --             --             --             --
       Multi-family                      --             --             --             --             --
       Land                              --             --             --             --             --
       Consumer                          --             --             --             --             --
       Commercial business               --             --             --             --             --
                                     ------         ------         ------         ------         ------
              Total                      --             --             --             --             --
                                     ------         ------         ------         ------         ------

Total nonperforming assets           $1,262         $1,045         $  755         $  959         $  867
                                     ======         ======         ======         ======         ======
Total as a percentage of
  total assets                         0.94%          0.81%          0.65%          0.91%          0.84%
                                     ======         ======         ======         ======         ======


                  For the year ended June 30, 2001 gross interest income which would have been recorded had the nonaccruing loans been current in accordance with their original terms amounted to $47,201. The amount that was included in interest income on such loans was $30,447 for the year ended June 30, 2001.

Other Assets of Concern: As of June 30, 2001, the Association had no assets that are not now disclosed because of known information about the possible credit problems of the borrowers or the cash flows of the security property which would cause management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non performing asset categories.

Allowance for Loan Losses: Management estimates the allowance balance required based on past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged-off.

                  Loan impairment is reported when full payment under the terms of the loan is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as first mortgage loans secured by one- to four-family residences, residential construction loans, automobile, home equity and second mortgage loans. Commercial loans and mortgage loans secured by other properties are evaluated individually for impairment. If a loan is impaired, a portion of the allowance for loan losses is allocated so that the loan is reported net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral.

                  As of June 30, 2001, the Association's allowance for loan losses as a percent of gross loans receivable and as a percent of nonperforming loans amounted to 0.53% and 52.32%, respectively. In light of the level of nonperforming assets to total assets and the nature of these assets, management believes that the allowance for loan losses is adequate. While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments to the allowance for loan losses, and net earnings could be significantly affected, if circumstances differ substantially from the assumptions used in making the final determination.

         The following table sets forth an analysis of the Corporation's allowance for loan losses.

                                                                   Year ended June 30,
                                           --------------------------------------------------------------
                                               2001        2000           1999         1998        1997
                                               ----        ----           ----         ----        ----
                                                                  (Dollars in thousands)
         Balance at beginning of period       $ 591        $ 529         $ 426        $ 397        $ 307

         Charge-offs
                One- to four-family              --           --            --            7           --
                Construction and
                  Development                    --           --            --           --           --
                Commercial real estate           --           --            --           --           --
                Multi-family                     --           --            --           --           --
                Consumer                          5           --            23            8           22
                Commercial business              --           --            --           --           --
                                              -----        -----         -----        -----        -----
                                                  5           --            23           15           22
                                              -----        -----         -----        -----        -----

         Recoveries
                One- to four-family              --           --            19           --           --
                Construction and
                  Development                    --           --            --           --           --
                Commercial real estate           --           --            --           --           --
                Multi-family                     --           --            --           --           --
                Consumer                          1            1             3            3            9
                Commercial business              --           --            --           --           --
                                              -----        -----         -----        -----        -----
                                                 --            1            22            3            9
                                              -----        -----         -----        -----        -----

         Net charge-offs                          4           (1)            1           12           13
         Additions charged to
           Operations                            74           61           104           41          103
                                              -----        -----         -----        -----        -----
         Balance at end of period             $ 661        $ 591         $ 529        $ 426        $ 397
                                              =====        =====         =====        =====        =====

         Ratio of net charge-offs
           during the period to
           average loans outstanding*
           during the period                    --%          --%           --%         0.01%        0.02%
                                              =====        =====         =====        =====        =====

         Ratio of net charge-offs
           during the period to
           nonperforming assets at the
           end of the period                   0.33%       (0.10)%        0.08%        1.33%        1.49%
                                              =====        =====         =====        =====        =====

         * Calculated net of deferred loan fees, loan discounts, loans in process and allowance for loan losses.

The distribution of the Corporation's allowance for losses on loans at the dates indicated is summarized as follows:


                                                                             June 30,
                              ------------------------------------------------------------------------------------------------------
                                             2001                               2000                             1999
                              ---------------------------------  --------------------------------  ---------------------------------
                                Allowance    Category   Loans     Allowance  Category      Loans    Allowance   Category     Loans
                                ---------    --------   -----     ---------  --------      -----    ---------   --------     -----
One- to four-family             $    416    $ 96,718     78.14%    $  388    $ 92,117      77.72%       346    $ 84,166      79.51%
Construction and development          18       6,131      4.95         20       8,088       6.82         13       5,930       5.60
Commercial real estate                29      10,025      8.10         25      10,048       8.48         32       9,408       8.89
Multi-family                           3       1,239      1.00          3       1,300       1.10          4       1,359       1.28
Land                                   4       1,370      1.11          3         992       0.84          3         867       0.82
Consumer                             111       4,658      3.76         94       3,571       3.01        103       2,738       2.59
Commercial business                   80       3,630      2.94         58       2,406       2.03         28       1,393       1.31
Unallocated                           --          --       --          --          --         --         --          --         --
                                --------    --------    ------     ------    --------     ------     ------    --------     ------
       Total                    $    661    $123,771    100.00%    $  591    $118,522     100.00%    $  529    $105,861     100.00
                                ========    ========    ======     ======    ========     ======     ======    ========     ======


                                                                 June 30,
                                 -------------------------------------------------------------------------
                                                   1998                                1997
                                 -----------------------------------   -----------------------------------
                                  Allowance      Category     Loans    Allowance     Category       Loans
                                  ---------      --------     -----    ---------     --------       -----
One- to four-family                $   335       $79,691      82.37%    $   316       $75,808       82.24%
Construction and development            16         6,776       7.00          14         6,551        7.10
Commercial real estate                  15         6,608       6.83          15         5,843        6.34
Multi-family                             2           655       0.68          --           219        0.24
Land                                     2           868       0.90           3         1,447        1.57
Consumer                                56         2,053       2.12          49         2,285        2.48
Commercial business                     --           101       0.10          --            29        0.03
Unallocated                             --            --         --          --            --          --
                                   -------       -------     ------     -------       -------      ------

       Total                       $   426       $96,752     100.00%    $   397       $92,182      100.00%
                                   =======       =======     ======     =======       =======      ======

Investment Activities

                  As part of its asset/liability management strategy, the Corporation invests in U.S. Government and agency obligations and mortgage-backed securities to supplement its lending activities. The Association's investment policy also allows for investments in overnight funds and certificates of deposit. The Association may consider the expansion of investments into other securities if deemed appropriate. At June 30, 2001, the Corporation did not own any securities of a single issuer that exceeded 10% of the Association's equity, other than U.S. Government or federal agency obligations. See Note 2 of the Notes to the Consolidated Financial Statements for additional information regarding the Association's securities portfolio.

                  As of June 30, 2001 the Corporation had securities totaling $3.0 million classified as available for sale while there were no securities classified as held to maturity. As future securities are acquired, the Corporation may elect to classify them as either available for sale or held to maturity.

The following table sets forth the composition of the Corporation's investments in securities and time deposits at the dates indicated.

                                                                                          June 30,
                                                           ---------------------------------------------------------------------
                                                                     2001                  2000                    1999
                                                           ----------------------   -------------------    ---------------------
                                                            Carrying       % of      Carrying    % of       Carrying    % of
                                                              Value        Total       Value     Total       Value      Total
                                                              -----        -----       -----     -----       -----      -----
                                                                                   (dollars in thousands)
Securities and time deposits
       Federal agency obligations available for sale          $3,002       68.24%     $3,896     41.15%      $2,957      32.26%
       Time deposits                                              --          --          --        --          400       4.36
                                                              ------      ------      ------     ------      ------     ------
              Subtotal                                         3,002       68.24       3,896      41.15       3,357      36.62

Mortgage-backed securities                                        --          --       4,550      48.05       4,901      53.47
FHLB stock                                                     1,397       31.76       1,023      10.80         908       9.91
                                                                                      ------     ------      ------     ------
              Total securities, time deposits,
                mortgage-backed securities and FHLB stock     $4,399      100.00%     $9,469     100.00%     $9,166     100.00%
                                                              ======      ======      ======     ======      ======     ======

Average remaining life of securities                           5.93 years            4.86 years                   2.77 years

Other interest-earning assets
       Interest-bearing deposits with banks                   $4,335       81.26      $  885      63.91%     $  635     100.00%
       Overnight deposits                                      1,000       18.74         500      36.09          --         --
                                                              ------      ------      ------     ------      ------     ------

                     Total                                    $5,335      100.00%     $1,385     100.00%     $  635     100.00%
                                                              ======      ======      ======     ======      ======     ======

The composition and maturities of the time deposit and securities portfolios, excluding FHLB stock, are indicated in the following table.


                                                                  June 30, 2001
                           -------------------------------------------------------------------------------------------------
                                                                                                         Total Securities
                              Less Than 1 Year             1 to 5 Years          5 to 10 Years          and Time Deposits
                           ----------------------   ----------------------   ----------------------   ----------------------
                             Amortized     Fair      Amortized     Fair       Amortized      Fair       Amortized     Fair
                               Cost       Value        Cost       Value         Cost         Value        Cost        Value
                               ----       -----        ----       -----         ----         -----        ----        -----
                                                                 (dollars in thousands)
Federal agency obligations
       available for sale   $      --   $      --   $      500   $     499    $   2,498     $  2,503    $ 2,998    $ 3,002
                            =========   =========   ==========   =========    =========     ========   ========   ========

Weighted average yield          %           %          5.60%       5.60%         6.87%        6.87%      6.65%      6.65%

Sources of Funds

General. The Corporation's primary sources of funds are deposits, amortization and prepayment of loan principal, maturities of securities, short-term investments and funds provided from operations as well as FHLB advances.

Deposits. The Association offers a variety of deposit accounts having a wide range of interest rates and terms. The Association's deposits consist of passbook accounts, statement savings, NOW accounts, Christmas club, money market and certificate accounts. The Association relies primarily on advertising, including newspaper and radio, competitive pricing policies and customer service to attract and retain these deposits. Neither premiums nor brokered deposits are utilized.

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

The following table sets forth the savings flows at the Corporation during the periods indicated.

                                                          Year Ended June 30,
                                          --------------------------------------------------
                                              2001               2000              1999
                                              ----               ----              ----
                                                       (dollars in thousands)
            Opening balance               $    93,057       $     84,310       $    79,054
            Deposits                          119,868            123,137            90,648
            Withdrawals                      (125,698)          (118,056)          (88,585)
            Interest credited                   4,114              3,666             3,193
                                          -----------       ------------       -----------

            Ending balance                $    91,341       $     93,057       $    84,310
                                          ===========       ============       ===========

            Net increase (decrease)       $    (1,716)      $      8,747       $     5,256
                                          ===========       ============       ===========

            Percent increase (decrease)        (1.84)%             10.37%             6.65%
                                          ==========        ============       ===========

The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Corporation at the dates indicated.

                                                                                     June 30,
                                                   ----------------------------------------------------------------------------
                                                            2001                        2000                       1999
                                                   ---------------------       ----------------------     ---------------------
                                       Weighted
                                        Average
                                        Rate at                  Percent                     Percent                    Percent
                                       June 30,                    of                          of                         of
                                         2001        Amount       Total          Amount       Total        Amount        Total
                                         ----        ------       -----          ------       -----        ------        -----
                                                                               (dollars in thousands)
Transactions and savings deposits
       Noninterest-bearing demand         --%     $      662        0.73%      $     871       0.93%      $      650       0.77%
       Savings account                  3.05          19,354       21.18          18,889      20.29           19,554      23.17
       NOW accounts                     2.44           5,817        6.36           4,940       5.31            4,874       5.78
       Money market accounts            3.86           1,713        1.87           1,563       1.68            1,846       2.19
                                                  ----------    --------       ---------   --------       ----------    -------
              Total noncertificates     2.90          27,546       30.14          26,263      28.21           26,914      31.91
                                                  ----------    --------       ---------   --------       ----------    -------

Certificates
       2.00 - 3.99%                     3.50             195        0.21              --         --               19       0.02
       4.00 - 5.99%                     4.87          21,288       23.29          23,528      25.27           41,767      49.51
       6.00 - 7.99%                     6.58          42,312       46.30          43,266      46.48           15,610      18.51
                                                  ----------    --------       ---------   --------       ----------    -------
              Total certificates        6.00          63,795       69.80          66,794      71.75           57,396      68.04
                                                  ----------    --------       ---------   --------       ----------    -------
              Accrued interest                            50        0.06              35       0.04               44       0.05
                                                  ----------    --------       ---------   --------       ----------    -------
              Total deposits            5.06%     $   91,391      100.00%      $  93,092     100.00%      $   84,354     100.00%
                                     =======      ==========    ========       =========   ========       ==========    =======

The following table shows rate and maturity information for the Corporation's certificates of deposit as of June 30, 2001.

                                           2.00-          4.00-             6.00-                      Percent
                                           3.99%          5.99%             7.99%           Total      of Total
                                           -----          -----             -----           -----      --------
                                                                    (dollars in thousands)
     Certificate accounts maturing in
       quarter ending
            September 30, 2001          $      195      $    3,346      $     3,835     $     7,376      11.56%
            December 31, 2001                   --           3,861            3,135           6,996      10.97
            March 31, 2002                      --           2,661            4,970           7,631      11.96
            June 30, 2002                       --           2,650            8,561          11,211      17.57
            September 30, 2002                  --           2,500            3,430           5,930       9.30
            December 31, 2002                   --           1,514            3,803           5,317       8.33
            March 31, 2003                      --             203            3,134           3,337       5.23
            June 30, 2003                       --             237            3,413           3,650       5.72
            September 30, 2003                  --           1,530            1,700           3,230       5.06
            December 31, 2003                   --           1,471            2,054           3,525       5.53
            March 31, 2004                      --             804               42             846       1.33
            June 30, 2004                       --             197              396             593       0.93
            September 30, 2004                  --              14              517             531       0.83
            December 31, 2004                   --              --              181             181       0.28
            March 31, 2005                      --              20              163             183       0.29
            June 30, 2005                       --              27              659             686       1.08
            September 30, 2005                  --              --            1,047           1,047       1.64
            December 31, 2005                   --              --            1,178           1,178       1.85
            March 31, 2006                      --              79               94             173       0.27
            June 30, 2006                       --             174               --             174       0.27
                                        ----------      ----------      -----------     -----------   --------
                   Total                $      195      $   21,288      $    42,312     $    63,795     100.00%
                                        ==========      ==========      ===========     ===========   ========

                   Percent of total           0.31%          33.37%          66.32%


         At June 30, 2001, the Association had approximately $5.323 million in certificate accounts in amounts of $100,000 or more maturing as follows:

                                                                Weighted
                                                                 Average
                  Maturity Period               Amount             Rate
                  ---------------               ------             ----
                                                 (dollars in thousands)
          Three months or less                  $    644            5.77%
          Over three through six months              851            5.61
          Over six through 12 months               1,236            5.61
          Over 12 months                           2,592            6.63
                                                --------         -------
                 Total                          $  5,323            6.13%
                                                ========         =======

         For additional information regarding the composition of the Corporation's deposits, see Note 7 of Notes to Consolidated Financial Statements.

Borrowings

                  The Corporation's other available sources of funds include advances from the FHLB of Cincinnati and other borrowings. As a member of the FHLB of Cincinnati, the Association is required to own capital stock in the FHLB of Cincinnati and is authorized to apply for advances from the FHLB of Cincinnati. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB of Cincinnati may prescribe the acceptable uses for these advances, as well as limitations on the size of the advances and repayment provisions.

                  The following table sets forth the maximum month-end balance and average balance of FHLB advances for the periods indicated.

                                                                                       Year Ended June 30,
                                                                          -------------------------------------------
                                                                            2001              2000            1999
                                                                            ----              ----            ----
                                                                                     (dollars in thousands)
                  Balance at end of period
                         FHLB advances                                    $  25,475       $    19,000       $ 14,800

                  Maximum balance at any month-end during the period
                         FHLB advances                                       26,500            19,800         14,800

                  Average balance for the period
                         FHLB advances                                       23,477            17,603          7,764
                         Weighted average rate                                 6.42%             6.11%          6.05%

Service Corporations

                  As a federally chartered savings association, the Association is permitted by OTS regulations to invest up to 2% of its assets, or $2.7 million at June 30, 2001 in the stock of, or loans to, service corporation subsidiaries. As of such date, the Association had no investments in service corporations.


                                   REGULATION

General

                  The Association is a federally chartered savings association, the deposits of which are federally insured and backed by the full faith and credit of the United States Government up to applicable limits. Accordingly, the Association is subject to broad federal regulation and oversight extending to all its operations. The Association is a member of the FHLB of Cincinnati and is subject to certain limited regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). As the savings and loan holding company of the Association, Peoples also is subject to federal regulation and oversight. The purpose of the regulation of Peoples and other savings and loan holding companies is to protect subsidiary savings associations. The Association is a member of the SAIF, which together with the Bank Insurance Fund (the "BIF") are the two deposit insurance funds administered by the FDIC, and the deposits of the Association are insured by the FDIC. As a result, the FDIC has certain regulatory and examination authority over the Association.

                  Certain of these regulatory requirements and restrictions are discussed below or elsewhere in this document.

Federal Regulation of Savings Associations

                  The OTS has extensive authority over the operations of savings associations. As part of this authority, the Association is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS examination of the Association was as of December 31, 1999. When these examinations are conducted by the OTS and the FDIC, the examiners may require the Association to provide for higher general or specific loan loss reserves. All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the OTS. The Association's OTS assessment for the fiscal year ended June 30, 2001 was $37,000.

                  The OTS also has extensive enforcement authority over all savings institutions and their holding companies, including the Association and Peoples. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS. Except under certain circumstances, public disclosure of final enforcement actions by the OTS is required.

                  In addition, the investment, lending and branching authority of the Association is prescribed by federal laws and it is prohibited from engaging in any activities not permitted by such laws. For instance, no savings institution may invest in non-investment grade corporate debt securities. In addition, the permissible level of investment by federal associations in loans secured by non-residential real property may not exceed 400% of total capital, except with approval of the OTS. Federal savings associations are also generally authorized to branch nationwide. The Association is in compliance with the noted restrictions.

                  The Association's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At June 30, 2001, the Association's lending limit under this restriction was $2.0 million. The Association is in compliance with the loans-to-one-borrower limitation.

                  The OTS, as well as the other federal banking agencies, has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, asset quality, earnings standards, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits. Any institution that fails to comply with these standards must submit a compliance plan.

Insurance of Accounts and Regulation by the FDIC

                  The Association is a member of the SAIF, which is administered by the FDIC. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the SAIF or the BIF. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

                  The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period. As of June 30, 2001, the Association was designated as a well-capitalized institution.

Regulatory Capital Requirements

                  Federally insured savings associations, such as the Association, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings associations. These capital requirements must be generally as stringent as the comparable capital requirements for national banks. The OTS is also authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis.

                  The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. At June 30, 2001, the Association did not have any intangible assets.

                  The OTS regulations establish special capitalization requirements for savings associations that own subsidiaries. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks or engaged in certain other activities solely as agent for its customers are "includable" subsidiaries that are consolidated for capital purposes in proportion to the association's level of ownership. For excludable subsidiaries the debt and equity investments in such subsidiaries are deducted from assets and capital. The Association does not have any subsidiaries.

                  At June 30, 2001, the Association had tangible capital of $13.3 million, or 9.88% of adjusted total assets, which is approximately $11.3 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

                  The capital standards also effective require core capital equal to at least 4% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card receivables. At June 30, 2001, the Association had core capital equal to $13.3 million, or 9.88% of adjusted total assets, which is $7.9 million above the minimum leverage ratio requirement of 4% as in effect on that date.

                  The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At June 30, 2001, the Association had $657,000 of general loss reserves, which was less than 1.25% of risk-weighted assets.

                  Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. The Association had no such exclusions from capital and assets at June 30, 2001.

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

                  On June 30, 2001, the Association had total capital of $13.9 million (including $13.3 million in core capital and $657,000 in qualifying supplementary capital) and risk-weighted assets of $89.6 million, or total capital of 15.6% of risk-weighted assets. This amount was $7.2 million above the 8% requirement in effect on that date.

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

Limitations on Dividends and Other Capital Distributions

                  OTS regulations impose various restrictions on savings associations with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. Assuming the absence of supervisory problems, OTS regulations generally permit a federal savings association to pay dividends in any calendar year equal to net income for that year plus retained earnings for the preceding two years less any dividends paid. Based upon dividends the Association has paid to the Company, no additional dividends may be paid by the Association to the Company without OTS approval.

Qualified Thrift Lender Test

                  All savings associations, including the Association, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended (the "Code"). Under either test, such assets primarily consist of residential housing related loans and investments. At June 30, 2001, the Association met the test and has always met the test since its effectiveness.

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

Community Reinvestment Act

                  Under the Community Reinvestment Act ("CRA"), every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with the examination of the Association, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by the Association. An unsatisfactory rating may be used as the basis for the denial of an application by the OTS.

                  Due to the heightened attention being given to the CRA in recent years, the Association may be required to devote additional funds for investment and lending in its local community. The Association was examined for CRA compliance in 2000 and received a rating of satisfactory.

Transactions with Affiliates

                  Generally, transactions between a savings association or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the association's capital. Affiliates of the Association include Peoples and any company that is under common control with the Association. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. The OTS has the discretion to treat subsidiaries of savings associations as affiliates on a case-by-case basis.

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

Regulation of Peoples

                  Peoples is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, Peoples is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over Peoples and its nonsavings association subsidiaries that also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association.

                  As a unitary savings and loan holding company that has been in existence prior to May 4, 1999, Peoples generally is not subject to activity restrictions. If Peoples acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of Peoples and any of its subsidiaries (other than the Association or any other SAIF-insured savings association) would become subject to such restrictions.

                  If the Association fails the QTL test, Peoples must obtain the approval of the OTS prior to continuing after such failure, directly or through its other subsidiaries, any business activity other than those approved for multiple savings and loan holding companies or their subsidiaries. In addition, within one year of such failure the Peoples must register as, and will become subject to, the restrictions applicable to bank holding companies. The activities authorized for a bank holding company are more limited than are the activities authorized for a unitary or multiple savings and loan holding company. See "-Qualified Thrift Lender Test."

Federal Securities Law

                  The common stock of Peoples is registered with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Peoples is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

                  Company stock held by persons who are affiliates (generally officers, directors and principal stockholders) of Peoples may not be resold without registration unless sold in accordance with certain resale restrictions. If Peoples meets specified current public information requirements, each affiliate of Peoples is able to sell in the public market, without registration, a limited number of shares in any three-month period.

Federal Reserve System

                  The Federal Reserve Board requires all depository institutions to maintain noninterest-bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At June 30, 2001, the Association was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "-Liquidity."

                  Savings associations are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

Federal Home Loan Bank System

                  The Association is a member of the FHLB of Cincinnati, which is one of 12 regional FHLBs that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures, established by the board of directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing.

                  As a member, the Association is required to purchase and maintain stock in the FHLB of Cincinnati. At June 30, 2001, the Association had $1,397,000 in FHLB stock, which was in compliance with this requirement. In past years, the Association has received substantial dividends on its FHLB stock. Over the past five fiscal years such dividends have averaged 7.19% and were 7.34% for fiscal 2001.

                  For the year ended June 30, 2001, dividends paid by the FHLB of Cincinnati to the Association totaled $92,700, which constitutes a $25,200 increase over the amount of dividends received in fiscal year 2000. The $24,800 dividend for the quarter ended June 30, 2001 reflects an annualized rate of 7.23%.

Federal and State Taxation

                  In addition to the regular income tax, corporations, including savings associations such as the Association, generally are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation's regular taxable income (with certain adjustments) and tax preference items, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax and net operating losses can offset no more than 90% of alternative minimum taxable income.

                  A portion of the Association's reserves for losses on loans may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of June 30, 2001, the portion of the Association's reserves subject to this treatment for tax purposes totaled approximately $2.2 million.

                  Peoples and the Association file consolidated federal income tax returns on a fiscal year basis using the accrual method of accounting.

                  The Corporation has been audited by the IRS, or the statute of limitations for assessment has closed, with respect to federal income tax returns through June 30, 1997. With respect to years examined by the IRS, either all deficiencies have been satisfied or sufficient reserves have been established to satisfy asserted deficiencies. In the opinion of management, any examination of still open returns (including returns of subsidiaries and predecessors of, or entities merged into the Corporation) would not result in a deficiency that could have a material adverse effect on the financial condition of the Corporation.

                  Ohio Taxation: The Association conducts its business in Ohio and consequently is subject to the Ohio corporate franchise tax. A financial institution subject to the Ohio corporate franchise tax levied by the Ohio Revised Code pays a tax equal to 1.3 times its apportioned net worth. The apportionment factor consists of a gross receipts factor, determined by reference to the total receipts of the financial institution from all sources, a property factor, determined by reference to the net book value of all loans and fixed assets owned by the financial institution and a payroll factor.

                  Delaware Taxation: As a Delaware holding company, Peoples is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual fee to the State of Delaware. Peoples is also subject to an annual franchise tax imposed by the State of Delaware. Peoples also files an Ohio franchise tax return and pays tax on its Ohio taxable income.

Impact of New Accounting Standards

                  Statement of Financial Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133, as delayed by SFAS No. 137 and amended by SFAS No. 138, was effective for fiscal years beginning after June 15, 2000. Consequently, the Corporation adopted SFAS No. 133 on July 1, 2000. The adoption of SFAS No. 133 has had no significant impact on the Corporation's financial statements.

                  In September 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 replaces SFAS No. 125 and resolves various implementation issues while carrying forward most of the provisions of SFAS No. 125 without change. SFAS No. 140 revises standards for transfers of financial assets by clarifying criteria and expanding guidance for determining whether the transferor has relinquished control and the transfer is therefore accounted for as a sale. SFAS No. 140 also adopts new accounting requirements for pledged collateral and requires new disclosures about securitizations and pledged collateral. SFAS No. 140 was effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of this standard did not have a material effect on the Corporation's financial statements.


                  In June 2001, FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires all business combinations within its scope to be accounted for using the purchase method, rather than the pooling-of-interests method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. The adoption of this statement will only have an impact on the Corporation's financial statements if it enters into a business combination.

                  Also in June 2001, FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which addresses the accounting for such assets arising from prior and future business combinations. Upon the adoption of this Statement, goodwill arising from business combinations will no longer be amortized, but rather will be assessed regularly for impairment, with any such impairment recognized as a reduction to earnings in the period identified. Other identified intangible assets, such as core deposit intangible assets, will continue to be amortized over their estimated useful lives. The Corporation is required to adopt this Statement on July 1, 2002, and early adoption is permitted on July 1, 2001. The adoption of this Statement will not have an impact on the Corporation's financial statements, as it does not have any intangible assets.

Competition

                  The Association experiences strong competition both in originating real estate loans and in attracting deposits. This competition arises from a highly competitive market area with numerous savings institutions and commercial banks, as well as credit unions, mortgage bankers and national and local securities firms. The Association competes for loans principally on the basis of the interest rates and loan fees it charges, the types of loans it originates and the quality of services it provides to borrowers.

                  The Association attracts all of its deposits through the communities in which its offices are located; therefore, competition for those deposits is principally from other savings institutions, commercial banks, securities firms, money market and mutual funds and credit unions located in the same communities. The ability of the Association to attract and retain deposits depends on its ability to provide an investment opportunity that satisfies the requirements of investors as to rate of return, liquidity, risk, convenient locations and other factors. The Association competes for these deposits by offering a variety of deposit accounts at competitive rates, convenient business hours and a customer-oriented staff.

Employees

                  At June 30, 2001, the Association had a total of 31 full-time employees, 12 of whom have been employed by the Association for at least 10 years, and 5 part-time employees. None of the Association's employees are represented by any collective bargaining group. Management considers its employee relations to be good.

Executive Officers of the Registrant Who are Not Directors

                  The following information as to the business experience during the past five years is supplied with respect to the executive officers of Peoples and the Association who do not serve on Peoples' or the Association's Board of Directors. Executive officers are elected annually to serve until their successors are elected or until they resign or are removed by the Board of Directors. There are no arrangements or understandings between the persons named and any other person pursuant to which such officers were elected.

David R. Fogt. Mr. Fogt, age 50, is Vice President of Operations and Financial Services of the Association. He is responsible for the overall administration of the Association with direct responsibilities in consumer lending and asset and liability management. He has been employed by the Association since 1983.

Gary N. Fullenkamp. Mr. Fullenkamp, age 45, is Vice President of Mortgage Loans and Corporate Secretary of the Association. He is responsible for mortgage lending operations of the Association, including underwriting and processing of mortgage loan activity. He has been employed by the Association since 1979.

Debra A. Geuy. Mrs. Geuy, age 43, is Chief Financial Officer and Treasurer of the Association. She is responsible for overseeing the financial functions of the Association. She has been employed by the Association since 1978.

ITEM 2 - DESCRIPTION OF PROPERTY

                  The following table sets forth information concerning the main and branch offices and a drive-in facility of the Association at June 30, 2001. The Association believes that its current facilities are adequate. The Association also maintains a 24-hour ATM at its main and both branch office locations.

                                                                      Net Book
                                                                      Value at
                                             Year          Owned      June 30,
                                            Opened       or Leased      2001
                                            ------       ---------      ----
    Main Office
           101 East Court Street             1917          Owned      $ 235,409
           Sidney, Ohio  45365

    Drive-In
           232 South Ohio Avenue             1971          Owned      $ 154,552
           Sidney, Ohio  45365

    Anna Branch
           403 South Pike Street             1998          Owned      $ 593,421
           Anna, Ohio  45302

    Jackson Center Branch
           115 East Pike Street              1998          Leased     $  85,873
           Jackson Center, Ohio  45334

    Sidney Wal-Mart Branch
           2400 West Michigan Avenue         2001          Leased     $  68,578
           Sidney, Ohio  45365

                  The Association's depositor and borrower customer files are maintained by an independent data processing company. The net book value of the data processing and computer equipment utilized by the Association at June 30, 2001 was approximately $268,000.


ITEM 3 - LEGAL PROCEEDINGS

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


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  No matter was submitted to a vote of security holders, through the solicitations of proxies or otherwise, during the quarter ended June 30, 2001.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND
  RELATED SHAREHOLDER MATTERS

                  Page 4 of the Company's 2001 Annual Report to Stockholders is incorporated herein by reference.


ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
  FINANCIAL CONDITION AND RESULTS OF OPERATION

                  Pages 8 through 19 of the Company's 2001 Annual Report to Stockholders are incorporated herein by reference.


ITEM 7 - FINANCIAL STATEMENTS

                  Pages 20 through 45 of the Company's 2001 Annual Report to Stockholders are incorporated herein by reference.


ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
  ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  There has been no Current Report on Form 8-K filed within 24 months prior to the date of the most recent financial statements reporting a change of accountants and/or reporting disagreements on any matter of accounting principle or financial statement disclosure.

                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
  PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors

                  Information concerning directors of the Corporation is incorporated herein by reference from the Corporation's definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2001, which has been filed with the SEC.

Executive Officers

                  Information concerning the executive officers of the Corporation who are not directors is incorporated by reference from Part I of this Form 10-KSB under the caption "Executive Officers of the Registrant Who Are Not Directors."

Section 16(a) Beneficial Ownership Reporting Compliance

                  Information concerning compliance with Section 16(a) reporting requirements by the Corporation's directors and executive officers is incorporated herein by reference from the Corporation's definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2001, which has been filed with the SEC.


ITEM 10 - EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated herein by reference from the Corporation's definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2001, which has been filed with the SEC.


ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
  AND MANAGEMENT

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Corporation's definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2001, which has been filed with the SEC.


ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and related transactions is incorporated herein by reference from the Corporation's definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2001, which has been filed with the SEC.

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

(a)           EXHIBITS


                                                                                                                          Page
                                                                                           Reference to                 Number in
Regulation S-B                                                                           Prior Filing or                  This
    Exhibit                                                                              Exhibit Number                Form 10-KSB
    Number                   Description of Document                                     Attached Hereto                 Report
    ------                   -----------------------                                     ---------------                 ------

      2       Plan of acquisition, reorganization, arrangement, liquidation or
              succession                                                                       None


      3(i)    Certificate of Incorporation                                                      *

      3(ii)   By-Laws                                                                           *

      4       Instruments defining the rights of holders, including indentures                  *

      9       Voting trust agreement                                                           None

     10.1     Employee Stock Ownership Plan                                                     *

     10.2     Form of Employment Agreement with Douglas Stewart                                 *

     10.3     Forms of  Employment Agreements with David R. Fogt,
              Gary N. Fullenkamp,  Debra A. Geuy and Steven Goins                               *

     10.4     401(k) Plan                                                                       *

     10.5     Incentive Bonus Plan                                                              *

     10.6     Peoples-Sidney Financial Corporation Amended and Restated 1998
              Stock Option and Incentive Plan                                                   **

     10.7     Peoples-Sidney Financial Corporation Amended and Restated 1998
              Management Recognition Plan                                                       **

     11       Statement re: computation of per-share earnings                    See Note 16 to the Consolidated
                                                                                Financial Statements on page F-43
                                                                                    of the 2001 Annual Report

     13       Annual report to security holders                                                 13

     16       Letter on change in certifying accounts                                          None

     18       Letter on change in accounting principles                                        None

     20       Proxy Statement for 2001 Annual Meeting of Shareholders                 Incorporated by reference
                                                                                  to the Definitive Proxy Statement
                                                                                Filed with SEC on September 14, 2001

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

** Filed as an exhibit to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1999 (File No. 0-22223) and incorporate herein by reference.

(b)           REPORTS ON FORM 8-K

                  During the quarter ended June 30, 2001, the Company filed one Current Report on Form 8-K. On April 17, 2001, under Item 5, the Company reported the issuance of a press release announcing the Company's earnings for the quarter ended March 31, 2001 and the declaration of a cash dividend.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the under signed, thereunto duly authorized.


  September 27, 2001                       PEOPLES-SIDNEY FINANCIAL CORPORATION
----------------------
        Date
                                           By: /s/DOUGLAS STEWART
                                               ---------------------------
                                               Douglas Stewart
                                               President, CEO and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on September 27, 2001.

          Signatures


/s/ DOUGLAS STEWART
---------------------------------------------
Douglas Stewart
Douglas Stewart, President, CEO and Director


/s/ RICHARD T. MARTIN
---------------------------------------------
Richard T. Martin
Chairman of the Board


/s/ HARRY N. FAULKNER
---------------------------------------------
Harry N. Faulkner
Director


 Signatures


/s/ JAMES W. KERBER
---------------------------------------------
James W. Kerber
Director


/s/ JOHN W. SARGEANT
---------------------------------------------
John W. Sargeant
Director


/s/ DEBRA A. GEUY
---------------------------------------------
Debra A. Geuy
Chief Financial Officer and Treasurer