Form 10QSB
period 2001-09-30
PEOPLES SIDNEY FINANCIAL CORP
filed 2001-11-13
CIK 1031340

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

 (Mark One)

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 2001

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


As of November 2, 2001, the latest practicable date, 1,496,038 shares of the issuer's common shares, $.01 par value, were issued and outstanding.


Transitional Small Business Disclosure Format (Check One):  Yes [_]  No [X]

--------------------------------------------------------------------------------

                      PEOPLES-SIDNEY FINANCIAL CORPORATION

                                      INDEX

                                                                                                           Page
                                                                                                           ----
PART I - FINANCIAL INFORMATION

  Item 1.     Financial Statements (Unaudited)

              Consolidated Balance Sheets.............................................................      3

              Consolidated Statements of Income ......................................................      4

              Consolidated Statements of Comprehensive Income.........................................      5

              Condensed Consolidated Statements of Changes in Shareholders' Equity....................      6

              Consolidated Statements of Cash Flows ..................................................      7

              Notes to Consolidated Financial Statements .............................................      8

  Item 2.     Management's Discussion and Analysis....................................................     14


Part II - Other Information

  Item 1.     Legal Proceedings.......................................................................     19

  Item 2.     Changes in Securities and Use of Proceeds...............................................     19

  Item 3.     Defaults Upon Senior Securities.........................................................     19

  Item 4.     Submission of Matters to a Vote of Security Holders.....................................     19

  Item 5.     Other Information.......................................................................     19

  Item 6.     Exhibits and Reports on Form 8-K........................................................     19


SIGNATURES ...........................................................................................     20

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

--------------------------------------------------------------------------------


Item 1.  Financial Statements
         --------------------

                                                                 September 30,          June 30,
                                                                     2001                 2001
                                                                     ----                 ----
ASSETS
Cash and due from financial institutions                        $       896,716    $      1,015,400
Interest-bearing deposits in other financial institutions             2,671,879           4,335,495
Overnight deposits                                                    4,000,000           1,000,000
                                                                ---------------    ----------------
     Total cash and cash equivalents                                  7,568,595           6,350,895

Time deposits in other financial institutions                           300,000                  --
Securities available for sale                                         2,555,230           3,001,715
Federal Home Loan Bank stock                                          1,421,800           1,397,200
Loans, net                                                          122,363,963         120,481,894
Accrued interest receivable                                             928,102             921,864
Premises and equipment, net                                           2,107,225           1,977,435
Other assets                                                            129,602             173,398
                                                                ---------------    ----------------

     Total assets                                               $   137,374,517    $    134,304,401
                                                                ===============    ================


LIABILITIES
Deposits                                                        $    94,494,134    $     91,341,201
Borrowed funds                                                       25,359,886          25,474,596
Accrued interest payable and other liabilities                          349,369             338,991
                                                                ---------------    ----------------
     Total liabilities                                              120,203,389         117,154,788

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value, 500,000 shares
  authorized, none issued and outstanding
Common stock, $.01 par value, 3,500,000 shares
  authorized, 1,785,375 shares issued                                    17,854              17,854
Additional paid-in capital                                           10,698,368          10,705,048
Retained earnings                                                    11,175,810          11,150,845
Treasury stock, 283,829 and 271,829 shares, at cost                  (3,297,990)         (3,178,640)
Unearned employee stock ownership plan shares                        (1,142,833)         (1,182,471)
Unearned management recognition plan shares                            (317,736)           (365,394)
Accumulated other comprehensive income                                   37,655               2,371
                                                                ---------------    ----------------
     Total shareholders' equity                                      17,171,128          17,149,613
                                                                ---------------    ----------------

     Total liabilities and shareholders' equity                 $   137,374,517    $    134,304,401
                                                                ===============    ================


--------------------------------------------------------------------------------
                                                                             3.

          See accompanying notes to consolidated financial statements.

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                       Three Months Ended
                                                                          September 30,
                                                                     2001               2000
                                                                     ----               ----
Interest income
     Loans, including fees                                      $    2,407,543    $     2,295,051
     Securities                                                         49,806            149,426
     Demand, time and overnight deposits                                41,724             13,451
     Dividends on Federal Home Loan Bank stock                          24,652             20,400
                                                                --------------    ---------------
         Total interest income                                       2,523,725          2,478,328

Interest expense
     Deposits                                                        1,164,302          1,189,597
     Borrowed funds                                                    388,578            346,955
                                                                --------------    ---------------
         Total interest expense                                      1,552,880          1,536,552
                                                                --------------    ---------------

Net interest income                                                    970,845            941,776

Provision for loan losses                                               15,462             18,747
                                                                --------------    ---------------

Net interest income after provision for loan losses                    955,383            923,029

Noninterest income
     Service fees and other charges                                     32,889             27,915

Noninterest expense
     Compensation and benefits                                         407,162            376,773
     Director fees                                                      24,300             30,000
     Occupancy and equipment                                           107,682             80,914
     Computer processing expense                                        63,710             56,527
     State franchise taxes                                              47,569             44,725
     Professional fees                                                  24,079             25,602
     Other                                                              91,583             74,610
                                                                --------------    ---------------
         Total noninterest expense                                     766,085            689,151
                                                                --------------    ---------------

Income before income taxes                                             222,187            261,793

Income tax expense                                                      84,600             99,800
                                                                --------------    ---------------

Net income                                                      $      137,587    $       161,993
                                                                ==============    ===============

Earnings per common share - basic                               $         0.10    $          0.11
                                                                ==============    ===============

Earnings per common share - diluted                             $         0.10    $          0.11
                                                                ==============    ===============

--------------------------------------------------------------------------------
                                                                             4.

          See accompanying notes to consolidated financial statements.

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                 Three Months Ended
                                                                    September 30,
                                                               2001               2000
                                                               ----               ----
Net income                                                $      137,587    $       161,993

Other comprehensive income (loss)
     Unrealized holding gains and (losses) on
       available-for-sale securities                              53,460             96,141
     Tax effect                                                  (18,176)           (32,688)
                                                          --------------    ---------------
         Other comprehensive income (loss)                        35,284             63,453
                                                          --------------    ---------------

Comprehensive income                                      $      172,871    $       225,446
                                                          ==============    ===============


--------------------------------------------------------------------------------
                                                                             5.

          See accompanying notes to consolidated financial statements.

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
                              SHAREHOLDERS' EQUITY
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                                            Three Months
                                                                                         Ended September 30,
                                                                                         -------------------
                                                                                      2001                 2000
                                                                                      ----                 ----
Balance, beginning of period                                                    $    17,149,613    $     16,959,798

Net income for period                                                                   137,587             161,993

Cash dividends, $.08 per share in 2001 and $.07 per share in 2000                      (112,622)           (102,442)

Purchase of 12,000 and 7,500 shares of treasury stock in 2001 and
  2000, at cost                                                                        (119,350)            (58,125)

Commitment to release 2,856 management recognition plan
  shares in 2001 and 2000                                                                47,658              47,658

Commitment to release 3,378 and 3,522 employee stock ownership
  plan shares in 2001 and 2000, at fair value                                            32,958              26,710

Change in fair value on securities available for sale, net of tax                        35,284              63,453
                                                                                ---------------    ----------------

Balance, end of period                                                          $    17,171,128    $     17,099,045
                                                                                ===============    ================

--------------------------------------------------------------------------------
                                                                             6.

          See accompanying notes to consolidated financial statements.

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                                         Three Months Ended
                                                                                             September 30,
                                                                                       2001               2000
                                                                                       ----               ----
Cash flows from operating activities
     Net income                                                                   $      137,587    $       161,993
     Adjustments to reconcile net income to net cash from
       operating activities
         Depreciation                                                                     52,792             39,130
         Provision for loan losses                                                        15,462             18,747
         FHLB stock dividends                                                            (24,600)           (20,300)
         Compensation expense for ESOP shares                                             32,958             26,710
         Compensation expense for MRP shares                                              47,658             47,658
         Change in
              Accrued interest receivable and other assets                                37,503            (24,789)
              Accrued expense and other liabilities                                       (7,798)           (47,829)
              Deferred loan fees                                                          22,969              3,252
                                                                                  --------------    ---------------
                  Net cash from operating activities                                     314,531            204,572

Cash flows from investing activities
     Proceeds from maturities/calls of securities available for sale                     500,000                 --
     Principal repayments on mortgage-backed securities                                       --             92,831
     Purchases of time deposits in other financial institutions                         (300,000)                --
     Net increase in loans                                                            (1,920,500)        (2,597,502)
     Premises and equipment expenditures                                                (182,582)           (23,029)
     Purchases of FHLB stock                                                                  --           (177,000)
                                                                                  --------------    ---------------
         Net cash from investing activities                                           (1,903,082)        (2,704,700)

Cash flows from financing activities
     Net change in deposits                                                            3,152,933         (1,268,245)
     Repayments of long-term FHLB advances                                              (114,710)                --
     Proceeds from long-term FHLB advances                                                    --          5,000,000
     Cash dividends paid                                                                (112,622)          (102,442)
     Purchase of treasury stock                                                         (119,350)           (58,125)
                                                                                  --------------    ---------------
         Net cash from financing activities                                            2,806,251          3,571,188
                                                                                  --------------    ---------------

Net change in cash and cash equivalents                                                1,217,700          1,071,060

Cash and cash equivalents at beginning of period                                       6,350,895          2,205,993
                                                                                  --------------    ---------------

Cash and cash equivalents at end of period                                        $    7,568,595    $     3,277,053
                                                                                  ==============    ===============

Supplemental disclosures of cash flow information
     Cash paid during the period for
         Interest                                                                 $    1,541,703    $     1,524,156
         Income taxes                                                                         --             25,000

--------------------------------------------------------------------------------
                                                                            7.

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

These interim consolidated financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of the Corporation at September 30, 2001 and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions of Form 10-QSB and, therefore, do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances, and should be read in conjunction with the consolidated financial statements and notes thereto of the Corporation for the fiscal year ended June 30, 2001, included in the Corporation's 2001 Annual Report on Form 10-KSB for the fiscal year ended June 30, 2001. Reference is made to the accounting policies of the Corporation described in the notes to consolidated financial statements contained in such report. The Corporation has consistently followed these policies in preparing this Form 10-QSB.

The Corporation provides financial services through its main office in Sidney, Ohio, and branch offices in Sidney, Anna and Jackson Center, Ohio. Its primary deposit products are checking, savings and term certificate accounts, and its primary lending products are residential mortgage, commercial and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets and real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Real estate loans are secured by both residential and commercial real estate. Substantially all revenues and services are derived from financial institution products and services in Shelby County and contiguous counties. Management considers the Corporation to operate primarily in one segment, banking.

To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and disclosures provided, and future results could differ. The allowance for loan losses, fair values of financial instruments and status of contingencies are particularly subject to change.

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

--------------------------------------------------------------------------------
                                                                             8.

                                   (Continued)

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Standards ("SFAS") No. 141, "Business Combinations." SFAS No. 141 requires all business combinations within its scope to be accounted for using the purchase method, rather than the pooling-of-interests method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. The adoption of this statement will only have an impact on the Corporation's financial statements if it enters into a business combination.

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


NOTE 2 - SECURITIES AVAILABLE FOR SALE

Securities available for sale were as follows:

                                                       Gross           Gross          Estimated
                                      Amortized     Unrealized      Unrealized          Fair
                                        Cost           Gains          Losses            Value
                                        ----           -----          ------            -----
September 30, 2001
------------------
    U.S. Government agencies      $     2,498,177    $   57,053    $        --     $    2,555,230
                                  ===============    ==========    ===========     ==============


June 30, 2001
-------------
    U.S. Government agencies      $     2,998,122    $   18,288    $   (14,695)    $    3,001,715
                                  ===============    ==========    ===========     ==============

Contractual maturities of securities available for sale at September 30, 2001 were as follows. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                  Estimated
                                               Amortized            Fair
                                                 Cost               Value
                                                 ----               -----

Due after one year through five years       $      500,000    $       508,670
Due after five years through ten years           1,998,177          2,046,560
                                            --------------    ---------------

                                            $    2,498,177    $     2,555,230
                                            ==============    ===============

No securities were sold during the three-month periods ended September 30, 2001 and 2000. No securities were pledged as collateral at September 30, 2001 or June 30, 2001.

--------------------------------------------------------------------------------
                                                                             9.

                                   (Continued)

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 3 - LOANS

Loans were as follows:

                                                September 30,          June 30,
                                                    2001                2001
                                                    ----                ----
Mortgage loans:
     1-4 family residential                    $  98,903,863      $  96,717,463
     Multi-family residential                      1,237,409          1,239,141
     Commercial real estate                       10,155,546         10,025,284
     Real estate construction and
       development                                 6,013,297          6,131,040
     Land                                          1,107,015          1,370,376
                                               -------------      -------------
         Total mortgage loans                    117,417,130        115,483,304
Consumer loans                                     4,673,841          4,657,828
Commercial loans                                   3,783,655          3,629,987
                                               -------------      -------------
         Total loans                             125,874,626        123,771,119
Less:
     Allowance for loan losses                      (676,500)          (660,800)
     Loans in process                             (2,550,231)        (2,367,462)
     Deferred loan fees                             (283,932)          (260,963)
                                               -------------      -------------

                                               $ 122,363,963      $ 120,481,894
                                               =============      =============

Activity in the allowance for loan losses is summarized as follows:

                                                 Three Months Ended
                                                    September 30,
                                                    -------------
                                               2001               2000
                                               ----               ----

Balance at beginning of period               $ 660,800        $ 591,350
Provision for losses                            15,462           18,747
Charge-offs                                       --             (4,563)
Recoveries                                         238               66
                                             ---------        ---------

Balance at end of period                     $ 676,500        $ 605,600
                                             =========        =========

Nonperforming loans were as follows:

                                                   September 30,   June 30,
                                                       2001         2001
                                                       ----         ----

Loans past due over 90 days still on accrual         $489,000     $498,000
Nonaccrual loans                                      787,000      764,000

Nonperforming loans include smaller balance homogeneous loans, such as residential mortgage and consumer loans that are collectively evaluated for impairment.

As of September 30, 2001 and June 30, 2001 and for the three months ended September 30, 2001 and 2000, loans required to be evaluated for impairment on an individual loan basis were not material.

--------------------------------------------------------------------------------
                                                                             10.

                                   (Continued)

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 4 - BORROWED FUNDS

At September 30, 2001 and June 30, 2001, the Association had a cash management line of credit enabling it to borrow up to $8,000,000 from the Federal Home Loan Bank of Cincinnati ("FHLB"). All cash management advances have an original maturity of 90 days. The line of credit must be renewed on an annual basis. No borrowings were outstanding on this line of credit at September 30, 2001 and June 30, 2001.

As a member of the FHLB system, the Association has the ability to obtain borrowings up to a maximum total of $28,436,000, including the cash management line of credit. However, the Association can obtain advances up to the lower of 50% of the Association's total assets or 80% of the Association's pledgable residential mortgage loan portfolio by purchasing more FHLB stock. Advances from the Federal Home Loan Bank were as follows:

                                                                 September 30,        June 30,
                                                                     2001               2001
                                                                     ----               ----

7.40% FHLB fixed-rate advance, due May 2, 2002                      2,500,000           2,500,000
6.13% FHLB fixed-rate advance, due June 25, 2008                    7,000,000           7,000,000
6.00% FHLB convertible advance, fixed-rate until June 2004,
  due June 11, 2009                                                 5,000,000           5,000,000
6.27% FHLB convertible advance, fixed-rate until
  September 2003, due September 8, 2010                             5,000,000           5,000,000
5.30% select pay mortgage-matched advance, final
  maturity May 1, 2011                                              1,936,066           1,974,596
5.35% select pay mortgage-matched advance, final
  maturity July 1, 2011                                             3,923,820           4,000,000
                                                              ---------------    ----------------

                                                              $    25,359,886    $     25,474,596
                                                              ===============    ================

Advances under the borrowing agreements are collateralized by a blanket pledge of the Association's residential mortgage loan portfolio and its FHLB stock.

The interest rates on the convertible advances are fixed for a specified number of years, then convertible to a variable rate at the option of the FHLB. If the convertible option is exercised, the advance may be prepaid without penalty. The select pay mortgage-matched advances require monthly principal and interest payments and annual additional principal payments.

Maturities of FHLB advances for the next fives years and thereafter were:

 Year ended September 30,
          2002                  $    3,512,954
          2003                         889,964
          2004                         780,376
          2005                         682,793
          2006                         595,961
       Thereafter                   18,897,838
                                --------------
                                $   25,359,886
                                ==============


--------------------------------------------------------------------------------
                                                                             11.

                                   (Continued)

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 5 - OFF-BALANCE-SHEET ACTIVITIES

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.

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

The contractual amount of financial instruments with off-balance-sheet risk was as follows:

                                 September 30,                 June 30,
                                     2001                        2001
                                     ----                        ----
                              Fixed       Variable        Fixed       Variable
                              Rate          Rate          Rate          Rate
                              ----          ----          ----          ----
Nonresidential            $       --    $  310,000     $  412,000    $  113,000
Residential real estate      446,000       317,000             --       600,000
Interest rates             6.75-7.50%    7.00-8.25%     7.00-7.25%    7.00-7.50%

Commitments to make loans are generally made for a period of 30 days or less. The maximum maturity for fixed-rate loan commitments was 20 years.

The Corporation also had unused commercial and home equity lines of credit approximating $2,487,000 and $2,539,000 at September 30, 2001 and June 30, 2001.

At September 30, 2001 and June 30, 2001, the Association was required to have $712,000 and $698,000 on deposit with its correspondent banks as a compensating clearing requirement.

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


--------------------------------------------------------------------------------
                                                                             12.

                                   (Continued)

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 6 - EARNINGS PER SHARE

A reconciliation of the numerators and denominators used in the computation of the basic earnings per common share and diluted earnings per common share is presented below:

                                                                              Three Months Ended
                                                                                 September 30,
                                                                              2001           2000
                                                                              ----           ----
Basic Earnings Per Common Share
    Numerator
      Net income                                                          $   137,587     $   161,993
                                                                          ===========     ===========
    Denominator
      Weighted average common shares outstanding                            1,506,850       1,577,826
      Less:  Average unallocated ESOP shares                                  (99,085)       (113,103)
      Less:  Average unearned MRP shares                                      (20,469)        (31,894)
                                                                          -----------     -----------
      Weighted average common shares outstanding for
        basic earnings per common share                                     1,387,296       1,432,829
                                                                          ===========     ===========

    Basic earnings per common share                                       $      0.10     $     0.11
                                                                          ===========     ==========

Diluted Earnings Per Common Share
    Numerator
      Net income                                                          $   137,587     $   161,993
                                                                          ===========     ===========
    Denominator
      Weighted average common shares outstanding for
        basic earnings per common share                                     1,387,296       1,432,829
      Add:  Dilutive effects of average unearned MRP shares                        --              --
      Add:  Dilutive effects of assumed exercises of stock options                 --              --
                                                                          -----------     -----------
      Weighted average common shares and dilutive
        potential common shares outstanding                                 1,387,296       1,432,829
                                                                          ===========     ===========

    Diluted earnings per common share                                     $      0.10     $      0.11
                                                                          ===========     ===========

Unearned MRP shares and stock options granted did not have a dilutive effect on EPS for the three months ended September 30, 2001 and 2000 as the fair value of the MRP shares on the date of grant and the exercise price of outstanding options was greater than the average market price for the period. As of September 30, 2001 and 2000, there were 140,824 options outstanding that were not dilutive.


--------------------------------------------------------------------------------
                                                                             13.

                                   (Continued)

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

Item 2.  Management's Discussion and Analysis
         -------------------------------------

Introduction

In the following pages, management presents an analysis of the consolidated financial condition of the Corporation as of September 30, 2001, compared to June 30, 2001, and results of operations for the three months ended September 30, 2001, compared with the same period in 2000. This discussion is designed to provide a more comprehensive review of operating results and financial position than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the interim financial statements and related footnotes included herein.

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


Financial Condition

Total assets at September 30, 2001 were $137.4 million compared to $134.3 million at June 30, 2001, an increase of $3.1 million, or 2.3%. The increase in total assets was due to an increase in loans and cash and cash equivalents funded by an increase in deposits.

Cash and cash equivalents increased $1.2 million, primarily as a temporary earning source until loan growth utilizes all the funds provided from deposit growth.

Loans increased $1.9 million from $120.5 million at June 30, 2001 to $122.4 million at September 30, 2001. The increase in loans was primarily in one- to four-family residential loans, which increased $2.2 million. Changes in other types of mortgage loans were not significant. The overall increase in total loans is reflective of providing attractive loan rates and products compared to local competition. The addition of the Sidney Wal-Mart branch also contributed to the growth.


--------------------------------------------------------------------------------
                                                                             14.

                                   (Continued)

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

The Corporation's consumer and commercial loan portfolio remained relatively unchanged between June 30, 2001 and September 30, 2001. Non-mortgage loans remain a small portion of the entire loan portfolio and represented 6.7% of gross loans at September 30, 2001 and June 30, 2001.

Premises and equipment increased $130,000 from $1,977,000 at June 30, 2001 to $2,107,000 at September 30, 2001. The increase resulted from the Association's new branch in the new Wal-Mart Superstore in Sidney.

Total deposits increased $3.2 million from $91.3 million at June 30, 2001 to $94.5 million at September 30, 2001. The increase was primarily due to a special interest rate offered on one-year certificates of deposit. As a result, certificates of deposit increased $2.1 million since June 30, 2001. The Corporation also had increases in other deposit categories as noninterest-bearing demand accounts increased $174,000, money market accounts increased $611,000, and savings accounts increased $467,000 while NOW accounts decreased $196,000 since June 30, 2001.

Borrowed funds were $25.4 million at September 30, 2001 compared to $25.5 million at June 30, 2001. Borrowings at September 30, 2001 consisted of long-term fixed-rate advances, convertible fixed-rate advances and select pay mortgage-matched advances. Based on the FHLB stock owned by the Association at September 30, 2001, the Association had the ability to obtain borrowings up to a maximum total of $28.4 million. However, the Association can obtain advances up to the lower of 50% of the Association's total assets or 80% of the Association's pledgable residential mortgage loan portfolio by purchasing more FHLB stock. Based upon the 50% of total assets limitation, management estimates the maximum borrowing capacity from the FHLB to be approximately $66.3 million at September 30, 2001.


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

Net Income. The Corporation earned net income of $138,000 for the three months ended September 30, 2001 compared to $162,000 for the three months ended September 30, 2000. The decrease in net income was primarily due to an increase in noninterest expense partially offset by an increase in net interest income.

Net Interest Income. Net interest income totaled $971,000 for the three months ended September 30, 2001 compared to $942,000 for the three months ended September 30, 2000. The increase was the result of higher income on loans coupled with a decrease in interest expense on deposits, partially offset by an increase in interest on borrowings.

--------------------------------------------------------------------------------
                                                                             15.

                                   (Continued)

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

Interest and fees on loans increased $112,000, or 4.9% from $2,295,000 for the three months ended September 30, 2000 to $2,408,000 for the three months ended September 30, 2001. The increase in interest income was due to a higher average balance of loans.

Interest paid on deposits decreased $25,000 for the three months ended September 30, 2001 compared to the three months ended September 30, 2000. The decrease resulted from a lower average interest rate offset slightly by a higher average balance of deposits.

Interest paid on borrowed funds totaled $389,000 for the three months ended September 30, 2001 compared to $347,000 for the three ended September 30, 2000. The increase in interest expense on borrowed funds resulted from a higher average balance of borrowed funds partially offset by a decrease in the average rate paid for borrowings.

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

The provision for loan losses for the three months ended September 30, 2001 totaled $15,000 compared to $19,000 for the three months ended September 30, 2000. The allowance for loan losses totaled $676,000, or 0.54% of gross loans receivable and 53.0% of total nonperforming loans at September 30, 2001, compared with $661,000, or 0.53% of gross loans receivable and 52.3% of total nonperforming loans at June 30, 2001. Charge-offs experienced by the Corporation have primarily related to consumer and other non-real estate loans. The Corporation's low historical charge-off history is the product of a variety of factors, including the Corporation's underwriting guidelines, which generally require a loan-to-value or projected completed value ratio of 90% for purchase or construction of one- to four-family residential properties and 75% for commercial real estate and land loans, established income information and defined ratios of debt to income.

Noninterest income. Noninterest income includes service fees and other miscellaneous income and totaled $33,000 for the three months ended September 30, 2001 and $28,000 for the three months ended September 30, 2000. The increase was primarily due to an increase in service charges on deposit accounts.

Noninterest expense. Noninterest expense totaled $766,000 for the three months ended September 30, 2001 compared to $689,000 for the three months ended September 30, 2000, an increase of $77,000, or 11.2%. The increase was the result of the additional personnel, occupancy and advertising costs associated with the new branch office in the Wal-Mart Superstore in Sidney which opened in June 2001.

Income Tax Expense. Income tax expense totaled $85,000 for the three months ended September 30, 2001 compared to $100,000 for the three months ended September 30, 2000, representing a decrease of $15,000. The decrease in income tax expense is reflective of the decrease in net income for the three months ended September 30, 2001 as compared to the three months ended September 30. 2000. The effective tax rate was 38.1% for the three months ended September 30, 2001 and 2000.

--------------------------------------------------------------------------------
                                                                             16.

                                   (Continued)

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

Liquidity and Capital Resources

The Corporation's liquidity, primarily represented by cash and cash equivalents, is a result of operating, investing and financing activities. These activities are summarized below for the three months ended September 30, 2001 and 2000.

                                                                   Three Months
                                                                Ended September 30,
                                                                2001            2000
                                                                ----            ----
                                                              (Dollars in thousands)
Net income                                                 $        138     $        162
Adjustments to reconcile net income to net cash from
  operating activities                                              177               43
                                                           ------------     ------------
Net cash from operating activities                                  315              205
Net cash from investing activities                               (1,903)          (2,705)
Net cash from financing activities                                2,806            3,571
                                                           ------------     ------------
Net change in cash and cash equivalents                           1,218            1,071
Cash and cash equivalents at beginning of period                  6,351            2,206
                                                           ------------     ------------
Cash and cash equivalents at end of period                 $      7,569     $      3,277
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

At September 30, 2001, the Corporation had commitments to originate fixed-rate commercial and residential real estate loans totaling $446,000 and variable-rate nonresidential and residential real estate mortgage loans totaling $627,000. Loan commitments are generally for 30 days. The Corporation considers its liquidity and capital reserves sufficient to meet its outstanding short and long-term needs. See Note 5 of the Notes to Consolidated Financial Statements.

--------------------------------------------------------------------------------
                                                                             17.

                                   (Continued)

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

The Association is subject to various regulatory capital requirements administered by the federal regulatory agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Association must meet specific capital guidelines that involve quantitative measures of the Association's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Association's capital amounts and classifications are also subject to qualitative judgments by the regulators about the Association's components, risk weightings and other factors. Failure to meet minimum capital requirements can initiate certain mandatory actions that, if undertaken, could have a direct material effect on the Corporation's financial statements. At September 30, 2001 and June 30, 2001, management believes the Association complies with all regulatory capital requirements. Based on the Association's computed regulatory capital ratios, the Association is considered well capitalized under the Federal Deposit Insurance Act at September 30, 2001 and June 30, 2001. No conditions or events have occurred subsequent to the last notification by regulators that management believes would have changed the Association's category.

At September 30, 2001 and June 30, 2001, the Association's actual capital levels and minimum required levels were:

                                                                   Minimum                      Minimum
                                                               Required To Be               Required To Be
                                                           Adequately Capitalized          Well Capitalized
                                                           Under Prompt Corrective      Under Prompt Corrective
                                         Actual              Action Regulations           Action Regulations
                                  Amount         Ratio      Amount         Ratio         Amount          Ratio
                                  ------         -----      ------         -----         ------          -----
                                                             (Dollars in Thousands)
September 30, 2001
Total capital (to risk-
  weighted assets)             $  14,170         15.6%    $  7,290          8.0%     $    9,112          10.0%
Tier 1 (core) capital (to
  risk-weighted assets)           13,507         14.8        3,645          4.0           5,467           6.0
Tier 1 (core) capital (to
  adjusted total assets)          13,507          9.8        5,492          4.0           6,866           5.0
Tangible capital (to
  adjusted total assets)          13,507          9.8        2,060          1.5             N/A

June 30, 2001
Total capital (to risk-
  weighted assets)             $  13,934         15.6%    $  7,168          8.0%     $    8,961          10.0%
Tier 1 (core) capital (to
  risk-weighted assets)           13,277         14.8        3,584          4.0           5,376           6.0
Tier 1 (core) capital (to
  adjusted total assets)          13,277          9.9        5,374          4.0           6,718           5.0
Tangible capital (to
  adjusted total assets)          13,277          9.9        2,015          1.5             N/A


--------------------------------------------------------------------------------
                                                                             18.

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

--------------------------------------------------------------------------------


Item 1.    Legal Proceedings
           -----------------
           None.

Item 2.    Changes in Securities and Use of Proceeds
           -----------------------------------------
           None.

Item 3.    Defaults Upon Senior Securities
           -------------------------------
           Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------
           There were no matters brought to a vote of security holders during the quarter ended September 30, 2001.

Item 5.    Other Information
           -----------------
           None.

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------
           (a) Form 8-K was filed on July 23, 2001 under Item 5, Other Events, the Corporation reported the issuance of a press release to announce the quarterly and year-end earnings for the period ending June 30, 2001, declare a dividend, and announce the date of the 2001 Annual Meeting of Shareholders.


--------------------------------------------------------------------------------
                                                                             19.

                                   SIGNATURES

--------------------------------------------------------------------------------

Pursuant to the requirement of the Securities Exchange Act of 1934, the small business issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:      November 2, 2001              /s/ Douglas Stewart
     ----------------------------        ---------------------------
                                         Douglas Stewart
                                         President





Date:      November 2, 2001              /s/ Debra Geuy
     ----------------------------        ---------------------------
                                         Debra Geuy
                                         Chief Financial Officer



--------------------------------------------------------------------------------
                                                                             20.