Form 10QSB
period 2001-12-31
PEOPLES SIDNEY FINANCIAL CORP
filed 2002-02-13
CIK 1031340

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

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


As of February 4, 2002, the latest practicable date, 1,475,038 shares of the issuer's common shares, $.01 par value, were issued and outstanding.


Transitional Small Business Disclosure Format (Check One):

Yes [ ]            No [X]

                      PEOPLES-SIDNEY FINANCIAL CORPORATION

                                      INDEX



                                                                                                           Page
                                                                                                           ----

PART I - FINANCIAL INFORMATION

  Item 1.     Financial Statements (Unaudited)

              Consolidated Balance Sheets.............................................................      3

              Consolidated Statements of Income ......................................................      4

              Consolidated Statements of Comprehensive Income.........................................      5

              Condensed Consolidated Statements of Changes in Shareholders' Equity....................      6

              Consolidated Statements of Cash Flows ..................................................      7

              Notes to Consolidated Financial Statements .............................................      8

  Item 2.     Management's Discussion and Analysis....................................................     14


Part II - Other Information

  Item 1.     Legal Proceedings.......................................................................     21

  Item 2.     Changes in Securities...................................................................     21

  Item 3.     Defaults Upon Senior Securities.........................................................     21

  Item 4.     Submission of Matters to a Vote of Security Holders.....................................     21

  Item 5.     Other Information.......................................................................     21

  Item 6.     Exhibits and Reports on Form 8-K........................................................     21


SIGNATURES ...........................................................................................     22


--------------------------------------------------------------------------------

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

--------------------------------------------------------------------------------


Item 1.  Financial Statements
         --------------------
                                                                                  December 31,             June 30,
                                                                                     2001                    2001
                                                                                     ----                    ----
ASSETS
Cash and due from financial institutions                                        $     1,043,066    $      1,015,400
Interest-bearing deposits in other financial institutions                             3,085,036           4,335,495
Overnight deposits                                                                    3,000,000           1,000,000
                                                                                ---------------    ----------------
     Total cash and cash equivalents                                                  7,128,102           6,350,895

Time deposits in other financial institutions                                           300,000                  --
Securities available for sale                                                         4,997,530           3,001,715
Federal Home Loan Bank stock                                                          1,441,500           1,397,200
Loans, net                                                                          120,219,717         120,481,894
Accrued interest receivable                                                             918,415             921,864
Premises and equipment, net                                                           2,098,156           1,977,435
Other assets                                                                             88,797             173,398
                                                                                ---------------    ----------------

     Total assets                                                               $   137,192,217    $    134,304,401
                                                                                ===============    ================


LIABILITIES
Deposits                                                                        $    94,597,494    $     91,341,201
Borrowed funds                                                                       25,243,641          25,474,596
Accrued interest payable and other liabilities                                          315,587             338,991
                                                                                ---------------    ----------------
     Total liabilities                                                              120,156,722         117,154,788

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value, 500,000 shares
  authorized, none issued and outstanding
Common stock, $.01 par value, 3,500,000 shares
  authorized, 1,785,375 shares issued                                                    17,854              17,854
Paid-in capital                                                                      10,693,865          10,705,048
Retained earnings                                                                    11,211,208          11,150,845
Treasury stock, 304,337 and 271,829 shares, at cost                                  (3,513,697)         (3,178,640)
Unearned employee stock ownership plan shares                                        (1,103,194)         (1,182,471)
Unearned management recognition plan shares                                            (270,078)           (365,394)
Accumulated other comprehensive income                                                     (463)              2,371
                                                                                ---------------    ----------------
     Total shareholders' equity                                                      17,035,495          17,149,613
                                                                                ---------------    ----------------

     Total liabilities and shareholders' equity                                 $   137,192,217    $    134,304,401
                                                                                ===============    ================


--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                    Three Months Ended            Six Months Ended
                                                                       December 31,                  December 31,
                                                                       ------------                  ------------
                                                                   2001           2000           2001           2000
                                                                   ----           ----           ----           ----

Interest income
     Loans, including fees                                      $2,348,028     $2,371,752     $4,755,571     $4,666,803
     Securities                                                     62,514        147,836        112,320        297,262
     Demand, time and overnight deposits                            23,114         18,143         64,838         31,594
     Dividends on FHLB Stock                                        19,710         23,360         44,362         43,760
                                                                ----------     ----------     ----------     ----------
         Total interest income                                   2,453,366      2,561,091      4,977,091      5,039,419

Interest expense
     Deposits                                                    1,069,271      1,205,951      2,233,573      2,395,548
     Borrowed funds                                                387,041        399,120        775,619        746,075
                                                                ----------     ----------     ----------     ----------
         Total interest expense                                  1,456,312      1,605,071      3,009,192      3,141,623
                                                                ----------     ----------     ----------     ----------

Net interest income                                                997,054        956,020      1,967,899      1,897,796

Provision for loan losses                                           10,221         17,768         25,683         36,515
                                                                ----------     ----------     ----------     ----------

Net interest income after provision for loan losses                986,833        938,252      1,942,216      1,861,281

Noninterest income
     Service fees and other charges                                 35,480         25,646         68,369         53,561

Noninterest expense
     Compensation and benefits                                     412,765        377,544        819,927        754,317
     Director fees                                                  24,300         26,200         48,600         56,200
     Occupancy and equipment                                       105,739         81,523        213,421        162,437
     Computer processing expense                                    62,263         54,944        125,973        111,471
     State franchise taxes                                          47,590         44,725         95,159         89,450
     Professional fees                                              30,346         26,572         54,425         52,174
     Other                                                          79,038         78,856        170,621        153,079
                                                                ----------     ----------     ----------     ----------
         Total noninterest expense                                 762,041        689,977      1,528,126      1,379,128
                                                                ----------     ----------     ----------     ----------

Income before income taxes                                         260,272        273,921        482,459        535,714

Income tax expense                                                  99,300        104,100        183,900        203,900
                                                                ----------     ----------     ----------     ----------

Net income                                                      $  160,972     $  169,821     $  298,559     $  331,814
                                                                ==========     ==========     ==========     ==========

Earnings per common share - basic                               $     0.12     $     0.12     $     0.22     $     0.23
                                                                ==========     ==========     ==========     ==========

Earnings per common share - diluted                             $     0.12     $     0.12     $     0.22     $     0.23
                                                                ==========     ==========     ==========     ==========


--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                          Three Months Ended                Six Months Ended
                                                             December 31,                     December 31,
                                                             ------------                     ------------
                                                          2001            2000             2001            2000
                                                          ----            ----             ----            ----


Net income                                          $     160,972    $     169,821   $     298,559   $      331,814

Other comprehensive income (loss)
     Unrealized holding gains and (losses) on
       available-for-sale securities                      (57,755)         161,508          (4,295)         257,649
     Tax effect                                            19,637          (54,913)          1,461          (87,601)
                                                    -------------    -------------   -------------   --------------
         Other comprehensive income (loss)                (38,118)         106,595          (2,834)         170,048
                                                    -------------    -------------   -------------   --------------

Comprehensive income                                $     122,854    $     276,416   $     295,725   $      501,862
                                                    =============    =============   =============   ==============


--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
                              SHAREHOLDERS' EQUITY
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                            Three Months Ended                   Six Months Ended
                                                                December 31,                       December 31,
                                                                ------------                       ------------
                                                           2001             2000              2001              2000
                                                           ----             ----              ----              ----


Balance, beginning of period                          $ 17,171,128      $ 17,099,045      $ 17,149,613      $ 16,959,798

Net income for period                                      160,972           169,821           298,559           331,814

Cash dividends, $.09 and $.08 per share for
  the three months ended December 31, 2001
  and 2000, $.17 and $.15 per share for the six
  months ended December 31, 2001 and 2000                 (125,574)         (116,476)         (238,196)         (218,918)

Purchase of 20,508 and 12,700 shares of
  treasury stock for the three months
  ended December 31, 2001 and 2000; and
  32,508 and 20,200 shares of treasury stock
  for the six months ended December 31, 2001
  and 2000, at cost                                       (215,707)          (99,269)         (335,057)         (157,394)

Commitment to release 2,856 management
  recognition plan shares for the three months
  ended December 31, 2001 and 2000 and 5,712
  management recognition plan shares for the
  six months ended December 31, 2001 and 2000               47,658            47,658            95,316            95,316

Commitment to release 3,378 and 3,522
  employee stock ownership plan shares for the
  three months ended December 31, 2001 and 2000
  and 6,756 and 7,044 employee stock
  ownership plan shares for the six months
  ended December 31, 2001 and 2000, at fair value           35,136            26,990            68,094            53,700

Change in fair value on securities available for
  sale, net of tax                                         (38,118)          106,595            (2,834)          170,048
                                                      ------------      ------------      ------------      ------------

Balance, end of period                                $ 17,035,495      $ 17,234,364      $ 17,035,495      $ 17,234,364
                                                      ============      ============      ============      ============


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

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                                          Six Months Ended
                                                                                            December 31,
                                                                                            ------------
                                                                                       2001              2000
                                                                                       ----              ----
Cash flows from operating activities
     Net income                                                                   $      298,559    $       331,814
     Adjustments to reconcile net income to net cash from
       operating activities
         Depreciation                                                                    104,341             79,023
         Provision for loan losses                                                        25,683             36,515
         FHLB stock dividends                                                            (44,300)           (43,600)
         Compensation expense on ESOP shares                                              68,094             53,700
         Compensation expense on MRP shares                                               95,316             95,316
         Change in
              Accrued interest receivable and other assets                                87,941             30,008
              Accrued expense and other liabilities                                      (21,944)           (71,077)
              Deferred loan fees                                                          34,016              6,551
                                                                                  --------------    ---------------
                  Net cash from operating activities                                     647,706            518,250

Cash flows from investing activities
     Proceeds from maturities/calls of securities available for sale                     500,000                 --
     Purchases of securities available for sale                                       (2,500,000)                --
     Principal repayments on mortgage-backed securities                                       --            188,137
     Purchases of time deposits in other financial institutions                         (300,000)                --
     Net change in loans                                                                 202,478         (4,428,934)
     Premises and equipment expenditures                                                (225,062)           (83,444)
     Purchases of FHLB stock                                                                  --           (281,700)
                                                                                  --------------    ---------------
         Net cash from investing activities                                           (2,322,584)        (4,605,941)

Cash flows from financing activities
     Net change in deposits                                                            3,256,293         (2,735,374)
     Net change in short-term borrowings                                                      --          2,500,000
     Repayments of long-term FHLB borrowings                                            (230,955)                --
     Proceeds from long-term FHLB borrowings                                                  --          5,000,000
     Cash dividends paid                                                                (238,196)          (218,918)
     Purchase of treasury stock                                                         (335,057)          (157,394)
                                                                                  --------------    ---------------
         Net cash from financing activities                                            2,452,085          4,388,314
                                                                                  --------------    ---------------

Net change in cash and cash equivalents                                                  777,207            300,623

Cash and cash equivalents at beginning of period                                       6,350,895          2,205,993

                                                                                  --------------    ---------------
Cash and cash equivalents at end of period                                        $    7,128,102    $     2,506,616
                                                                                  ==============    ===============

Supplemental disclosures of cash flow information
     Cash paid during the period for
         Interest                                                                 $    2,992,088    $     3,121,126
         Income taxes                                                                    181,000            210,000


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

These interim consolidated financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of the Corporation at December 31, 2001 and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions of Form 10-QSB and, therefore, do not purport to contain all the necessary financial disclosures required by accounting principals generally accepted in the United States of America that might otherwise be necessary in the circumstances, and should be read in conjunction with the consolidated financial statements and notes thereto of the Corporation for the fiscal year ended June 30, 2001, included in the Corporation's 2001 Annual Report on Form 10-KSB for the fiscal year ended June 30, 2001. Reference is made to the accounting policies of the Corporation described in the notes to consolidated financial statements contained in such report. The Corporation has consistently followed these policies in preparing this Form 10-QSB.

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


NOTE 2 - SECURITIES AVAILABLE FOR SALE

Securities available for sale were as follows:

                                                                Gross          Gross          Estimated
                                               Amortized      Unrealized     Unrealized         Fair
                                                 Cost           Gains          Losses           Value
                                                 ----           -----          ------           -----
December 31, 2001
-----------------
    U.S. Government agencies               $     4,998,232    $   26,688    $   (27,390)    $    4,997,530
                                           ===============    ==========    ===========     ==============


June 30, 2001
-------------
    U.S. Government agencies               $     2,998,122    $   18,288    $   (14,695)    $    3,001,715
                                           ===============    ==========    ===========     ==============


Contractual maturities of securities available for sale at December 31, 2001 were as follows. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                                                            Estimated
                                                                          Amortized            Fair
                                                                            Cost               Value
                                                                            ----               -----
           Due after one year through five years                       $    3,000,000    $     2,978,940
           Due after five years through ten years                           1,998,232          2,018,590
                                                                       --------------    ---------------

                                                                       $    4,998,232    $     4,997,530
                                                                       ==============    ===============


No securities were sold during the three-month and six-month periods ended December 31, 2001 and 2000. No securities were pledged as collateral at December 31, 2001 or June 30, 2001.


--------------------------------------------------------------------------------

                                  (Continued)

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 3 - LOANS

Loans were as follows:

                                                                          December 31,        June 30,
                                                                              2001              2001
                                                                              ----              ----
           Mortgage loans:
                1-4 family residential                                  $    96,759,090   $     96,717,463
                Multi-family residential                                      1,271,443          1,239,141
                Commercial real estate                                       10,799,387         10,025,284
                Real estate construction and
                  development                                                 4,682,662          6,131,040
                Land                                                          1,079,547          1,370,376
                                                                        ---------------   ----------------
                    Total mortgage loans                                    114,592,129        115,483,304
           Consumer loans                                                     4,493,447          4,657,828
           Commercial loans                                                   3,590,278          3,629,987
                                                                        ---------------   ----------------
                    Total loans                                             122,675,854        123,771,119
           Less:
                Allowance for loan losses                                      (685,000)          (660,800)
                Loans in process                                             (1,476,158)        (2,367,462)
                Deferred loan fees                                             (294,979)          (260,963)
                                                                        ---------------   ----------------

                                                                        $   120,219,717   $    120,481,894
                                                                        ===============   ================


Activity in the allowance for loan losses is summarized as follows:

                                                           Three Months Ended               Six Months Ended
                                                              December 31,                     December 31,
                                                              ------------                     ------------
                                                          2001            2000             2001            2000
                                                          ----            ----             ----            ----

        Balance at beginning of period              $     676,500    $     605,600   $     660,800   $      591,350
        Provision for losses                               10,221           17,768          25,683           36,515
        Charge-offs                                        (1,801)              --          (1,801)          (4,563)
        Recoveries                                             80              132             318              198
                                                    -------------    -------------   -------------   --------------
        Balance at end of period                    $     685,000    $     623,500   $     685,000   $      623,500
                                                    =============    =============   =============   ==============

Nonperforming loans were as follows:


                                                                          December 31,         June 30,
                                                                              2001               2001
                                                                              ----               ----

         Loans past due over 90 days still on accrual                   $       651,000   $        498,000
         Nonaccrual loans                                                       900,000            764,000


Nonperforming   loans  include  smaller  balance   homogeneous  loans,  such  as
residential mortgage and consumer loans that are collectively evaluated for impairment.

As of December 31, 2001 and June 30, 2001 and for the three months and six months ended December 31, 2001 and 2000, loans required to be evaluated for impairment on an individual loan basis were not material.


--------------------------------------------------------------------------------

                                  (Continued)

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 4 - BORROWED FUNDS

At December 31, 2001 and June 30, 2001, the Association had a cash management line of credit enabling it to borrow up to $8,000,000 from the Federal Home Loan Bank of Cincinnati ("FHLB"). All cash management advances have an original maturity of 90 days. The line of credit must be renewed on an annual basis. No borrowings were outstanding on this line of credit at December 31, 2001 and June 30, 2001.

As a member of the FHLB system, the Association has the ability to obtain borrowings up to a maximum total of $28,830,000, including the cash management line-of-credit based upon its current FHLB stock ownership. However, the Association can obtain advances up to the lower of 50% of the Association's total assets or 80% of the Association's pledgable residential mortgage loan portfolio by purchasing more FHLB stock. Advances from the Federal Home Loan Bank at December 31, 2001 and June 30, 2001 were as follows:

                                                                           December 31,        June 30,
                                                                              2001               2001
                                                                              ----               ----

         7.40% FHLB fixed-rate advance, due May 2, 2002                $     2,500,000    $      2,500,000
         6.13% FHLB fixed-rate advance, due June 25, 2008                    7,000,000           7,000,000
         6.00% FHLB convertible advance, fixed-rate until
           June 2004, due June 11, 2009                                      5,000,000           5,000,000
         6.27% FHLB convertible advance, fixed-rate until
           September 2003, due September 8, 2010                             5,000,000           5,000,000
         5.30% select pay mortgage-matched advance, final
           maturity May 1, 2011                                              1,897,025           1,974,596
         5.35% select pay mortgage-matched advance, final
           maturity July 1, 2011                                             3,846,616           4,000,000
                                                                       ---------------    ----------------
                                                                       $    25,243,641    $     25,474,596
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

Maturities of FHLB advances for the next fives years and thereafter were:

                  Year ended December  31,
                           2002                                   $    3,507,047
                           2003                                          884,358
                           2004                                          775,054
                           2005                                          677,742
                           2006                                          591,167
                        Thereafter                                    18,808,273
                                                                  --------------

                                                                  $   25,243,641
                                                                  ==============


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

The contractual amount of financial instruments with off-balance-sheet risk was as follows:

                                              December 31,                                  June 30,
                                                 2001                                         2001
                                                 ----                                         ----
                                       Fixed               Variable               Fixed                Variable
                                       Rate                  Rate                  Rate                  Rate
                                       ----                  ----                  ----                  ----
     Nonresidential                $         --         $          --         $    412,000          $    113,000
     Residential real estate            816,000                39,000                   --               600,000
     Interest rates                       6.75%                  6.0%             7.00-7.25%           7.00 -7.50%


Commitments to make loans are generally made for a period of 30 days or less. The maximum maturity for fixed-rate loan commitments was 20 years.

The Corporation also had unused commercial and home equity lines of credit approximating $2,363,000 and $2,539,000 at December 31, 2001 and June 30, 2001.

At December 31, 2001 and June 30,  2001,  the  Association  was required to have
$1,249,000  and  $698,000  on  deposit  with  its   correspondent   banks  as  a
compensating clearing requirement.

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

NOTE 6 - EARNINGS PER COMMON SHARE

A reconciliation of the numerators and denominators used in the computation of the basic earnings per common share and diluted earnings per common share is presented below:


                                                               Three Months Ended            Six Months Ended
                                                                  December 31,                 December 31,
                                                               2001            2000         2001           2000
     Basic Earnings Per Common Share
       Numerator
         Net income                                         $  160,972    $   169,821    $   298,559    $   331,814
                                                            ==========    ===========    ===========    ===========
       Denominator
         Weighted average common shares
           outstanding                                       1,490,783      1,567,300      1,498,817      1,572,563
         Less:  Average unallocated ESOP shares                (95,707)      (109,581)       (97,396)      (111,342)
         Less:  Average unearned MRP shares                    (17,613)       (29,038)       (19,041)       (30,466)
                                                            ----------    -----------    -----------    -----------
         Weighted average common shares
           outstanding for basic earnings per
           common share                                      1,377,463      1,428,681      1,382,380      1,430,755
                                                             =========      =========      =========      =========

       Basic earnings per common share                       $    0.12    $      0.12    $      0.22    $     0.23
                                                             =========    ===========    ===========    ==========

     Diluted Earnings Per Common Share
       Numerator
         Net income                                         $  160,972    $   169,821    $   298,559    $   331,814
                                                            ==========    ===========    ===========    ===========
       Denominator
         Weighted average common shares
           outstanding for basic earnings per
           common share                                      1,377,463      1,428,681      1,382,380      1,430,755
         Add:  Dilutive effects of average unearned
           MRP shares                                               --             --             --             --
         Add:  Dilutive effects of assumed exercises
           of stock options                                         --             --             --             --
                                                            ----------    -----------    -----------    -----------
         Weighted average common shares and
           dilutive potential common shares
           outstanding                                       1,377,463      1,428,681      1,382,380      1,430,755
                                                             =========      =========      =========      =========

       Diluted earnings per common share                     $    0.12    $      0.12    $      0.22      $    0.23
                                                             =========    ===========    ===========      =========

Unearned MRP shares and stock options granted did not have a dilutive effect on EPS for the three and six months ended December 31, 2001 and 2000 as the fair value of the MRP shares on the date of grant and the exercise price of outstanding options was greater than the average market price for the periods. As of December 31, 2001 and 2000, there were 140,824 options outstanding that were not dilutive.


--------------------------------------------------------------------------------

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

Item 2.  Management's Discussion and Analysis
         ------------------------------------
Introduction

In the following pages, management presents an analysis of the consolidated financial condition of the Corporation as of December 31, 2001, compared to June 30, 2001, and results of operations for the three and six months ended December 31, 2001, compared with the same periods in 2000. This discussion is designed to provide a more comprehensive review of operating results and financial position than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the interim financial statements and related footnotes included herein.

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


Financial Condition

Total assets at December 31, 2001 were $137.2 million compared to $134.3 million at June 30, 2001, an increase of $2.9 million, or 2.2%. The increase in total assets was due to an increase in securities and cash and cash equivalents funded by an increase in deposits.

Securities increased $2.0 million and cash and cash equivalents increased $777,000 at December 31, 2001 as compared to June 30, 2001 primarily as a temporary earning source until loan growth utilizes the funds provided from deposit growth.

Loans decreased $300,000 from $120.5 million at June 30, 2001 to $120.2 million at December 31, 2001. The decrease was primarily in real estate construction and development loans, which decreased $1.4 million. This decrease was partially offset by an increase of $800,000 in commercial real estate loans. The overall decrease in total mortgage loans is reflective of a slowing economy marked by fewer new housing starts.


--------------------------------------------------------------------------------

                                  (Continued)

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

The Corporation's consumer loan and commercial loan portfolios decreased $164,000 and $40,000, respectively between June 30, 2001 and December 31, 2001. The decrease in these loan categories is also due to a general slow down in the economy. Non-mortgage loans remain a small portion of the entire loan portfolio, representing 6.6% and 6.7% of gross loans at December 31, 2001 and June 30, 2001.

Premises and equipment increased $121,000 from $1,977,000 at June 30, 2001 to $2,098,000 at December 31, 2001. The increase resulted from the Association's new branch located in the new Wal-Mart Superstore in Sidney.

Total deposits increased $3.3 million from $91.3 million at June 30, 2001 to $94.6 million at December 31, 2001. The increase was primarily due to an increase of $1.5 million in savings accounts. The Corporation also had increases in all other deposit categories as money market accounts increased $950,000, certificates of deposit accounts increased $509,000, NOW accounts increased $262,000, and noninterest-bearing demand deposits increased $64,000 since June 30, 2001. The growth in deposits has occurred despite the dramatic decline in interest rates that has transpired during the last half of calendar 2001. Customer preference has shifted from stock market type investments due to its volatility to financial institution deposit products.

Borrowed funds were $25.2 million at December 31, 2001 compared to $25.5 million at June 30, 2001. Borrowings at December 31, 2001 consisted of long-term fixed-rate advances, convertible fixed-rate advances and select pay mortgage-matched advances. The only activity during the six months related to scheduled principal repayments on select pay mortgage-matched advances. Based on the FHLB stock owned by the Association at December 31, 2001, the Association had the ability to obtain borrowings up to a maximum total of $28.8 million. However, the Association can obtain advances up to the lower of 50% of the Association's total assets or 80% of the Association's pledgable residential mortgage loan portfolio by purchasing more FHLB stock. Based upon the 50% of total assets limitation, management estimates the maximum borrowing capacity from the FHLB to be approximately $67.2 million at December 31, 2001.


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


--------------------------------------------------------------------------------

                                  (Continued)

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

Three Months Ended December 31, 2001 Compared to the Three Months Ended December 31, 2000

Net Income. The Corporation earned net income of $161,000 for the three months ended December 31, 2001 compared to $170,000 for the three months ended December 31, 2000. The decrease in net income was primarily due to an increase in noninterest expense almost entirely offset by an increase in net interest income, noninterest income and a decrease in the provision for loan losses.

Net Interest Income. Net interest income totaled $997,000 for the three months ended December 31, 2001 compared to $956,000 for the three months ended December 31, 2000. The increase of $41,000 was the result of a decrease in interest expense on deposits and borrowings partially offset by a decrease in interest income on securities and loans.

Interest and fees on loans decreased $24,000 from $2,372,000 for the three months ended December 31, 2000 to $2,348,000 for the three months ended December 31, 2001. The decrease in interest and fee income occurred primarily as a result of a decrease in the average interest yield on loans partially offset by an increase in the average balance.

Interest on securities decreased $85,000 for the three months ended December 31, 2001 compared to the three months ended December 31, 2000. The decrease was largely due to a decline in the average balance of securities which resulted from the sale of a mortgage-backed security during the third quarter of fiscal 2001, coupled with a decrease in the average interest rate.

Interest paid on deposits decreased $137,000 for the three months ended December 31, 2001 compared to the three months ended December 31, 2000. Beginning in October, 2001 the Association significantly adjusted the interest rates offered on all deposit accounts to appropriately reflect the current interest rate environment. This resulted in a decrease in the average interest rate paid on deposits during the current quarter somewhat offset by a higher average balance.

Interest paid on borrowed funds totaled $387,000 for the three months ended December 31, 2001 compared to $399,000 for the three ended December 31, 2000. The decrease of $12,000 in interest expense on borrowed funds resulted from a decrease in the average rate paid for borrowings despite a slight increase in the average balance.

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


--------------------------------------------------------------------------------

                                  (Continued)

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

The provision for loan losses for the three months ended December 31, 2001 totaled $10,000 compared to $18,000 for the three months ended December 31, 2000. The allowance for loan losses totaled $685,000, or 0.56% of gross loans receivable and 44.2% of total nonperforming loans at December 31, 2001, compared with $661,000, or 0.53% of gross loans receivable and 52.3% of total nonperforming loans at June 30, 2001. Charge-offs experienced by the Corporation have primarily related to consumer and other non-real estate loans. The Corporation's low historical charge-off history is the product of a variety of factors, including the Corporation's underwriting guidelines, which generally require a loan-to-value or projected completed value ratio of 80% for purchase or construction of one- to four-family residential properties and 75% for commercial real estate and land loans, established income information and defined ratios of debt to income.

Noninterest income. Noninterest income includes service fees and other miscellaneous income and totaled $35,000 for the three months ended December 31, 2001 and $26,000 for the three months ended December 31, 2000. The increase was primarily due to an increase in service charges on deposit accounts.

Noninterest expense. Noninterest expense totaled $762,000 for the three months ended December 31, 2000 compared to $690,000 for the three months ended December 31, 2000, an increase of $72,000. The increase was the result of the additional personnel, occupancy and advertising costs associated with the new branch office in the new Wal-Mart Superstore in Sidney, which opened in June 2001.

Income Tax Expense Income tax expense totaled $99,000 for the three months ended December 31, 2001 compared to $104,000 for the three months ended December 31, 2000, representing an decrease of $5,000. The effective tax rate was 38.2% and 38.0% for the three months ended December 31, 2001 and 2000.

Six Months Ended December 31, 2001 Compared to the Six Months Ended December 31, 2000

Net Income. The Corporation earned net income of $299,000 for the six months ended December 31, 2001 compared to $332,000 for the six months ended December 31, 2000. The decrease of $33,000 in net income was primarily due to an increase in noninterest expense partially offset by an increase in net interest income, noninterest income and a decrease in the provision for loan losses.

Net Interest Income. Net interest income totaled $1,968,000 for the six months ended December 31, 2001 compared to $1,898,000 for the six months ended December 31, 2000. The increase of $70,000 was the result of a decrease in interest expense on deposits coupled with an increase in interest income on loans offset by a decrease in interest earned on securities.

Interest and fees on loans increased $89,000 to $4,756,000 for the six months ended December 31, 2001 from $4,667,000 for the six months ended December 31, 2000. Even though the average interest yield has decreased, the Association realized an increase in the average balance of the loan portfolio compared to a year ago. Also contributing to the increase in income was an increase in fee income resulting from increased refinancing activity brought on by a declining interest rate environment.

Interest earned on securities decreased $185,000 for the six months ended December 31, 2001 compared to the same period last year. The decrease is largely due to a decrease in the average balance of securities resulting from the sale of mortgage-backed security during the third quarter of the fiscal year ended June 30, 2001. Additionally, the average interest rate earned on securities also decreased as compared to the same period a year ago.


--------------------------------------------------------------------------------

                                  (Continued)

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

Interest paid on deposits decreased $162,000 for the six months ended December 31, 2001 compared to the six months ended December 31, 2000. Due to a declining rate environment, the Association adjusted the rates offered on deposit accounts resulting in a decrease in the average interest rate paid during the current six month period. However, despite declining interest rates the Association experienced an increase in the average balance of deposits which partially offset the effect of lower rates.

Provision for Loan Losses. The provision for loan losses for the six months ended December 31, 2001 totaled $25,683 compared to $36,515 for the six months ended December 31, 2000.

Noninterest income. Noninterest income includes service fees and other miscellaneous income and totaled $68,000 for the six months ended December 31, 2001 and $54,000 for the six months ended December 31, 2000. The increase was primarily due to an increase in service charges on transaction accounts.

Noninterest expense. Noninterest expense totaled $1,528,000 for the six months ended December 31, 2001 compared to $1,379,000 for the six months ended December 31, 2000, an increase of $149,000. The increase was directly related to the additional cost of personnel, occupancy and advertising associated with the opening of a new branch office during June 2001 in the new Wal-Mart Superstore in Sidney.

Income Tax Expense. The volatility of income tax expense is primarily attributable to the change in income before income taxes and the impact the Corporation's stock price has on the stock-based employee benefit plans. Income tax expense totaled $184,000 for the six months ended December 31, 2001 compared to $204,000 for the six months ended December 31, 2000, representing a decrease of $20,000. The effective tax rate was 38.1% for the six months ended December 31, 2001 and 2000.

Liquidity and Capital Resources

The Corporation's liquidity, primarily represented by cash and cash equivalents, is a result of operating, investing and financing activities. These activities are summarized below for the six months ended December 31, 2001 and 2000.

                                                                         Six Months
                                                                     Ended December 31,
                                                                     ------------------
                                                                    2001            2000
                                                                    ----            ----
                                                                  (Dollars in thousands)

Net income                                                     $        299     $        332
Adjustments to reconcile net income to net cash from
  operating activities                                                  349              186
                                                               ------------     ------------
Net cash from operating activities                                      648              518
Net cash from investing activities                                   (2,323)          (4,606)
Net cash from financing activities                                    2,452            4,389
                                                               ------------     ------------
Net change in cash and cash equivalents                                 777              301
Cash and cash equivalents at beginning of period                      6,351            2,206
                                                               ------------     ------------
Cash and cash equivalents at end of period                     $      7,128     $      2,507
                                                               ============     ============



--------------------------------------------------------------------------------

                                  (Continued)

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

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

At December 31, 2001, the Corporation had commitments to originate fixed-rate commercial and residential real estate loans totaling $816,000 and variable-rate commercial and residential real estate mortgage loans totaling $39,000. Loan commitments are generally for 30 days. The Corporation considers its liquidity and capital reserves sufficient to meet its outstanding short and long-term needs. See Note 5 of the Notes to Consolidated Financial Statements.


--------------------------------------------------------------------------------

                                  (Continued)

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

The Association is subject to various regulatory capital requirements administered by the federal regulatory agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Association must meet specific capital guidelines that involve quantitative measures of the Association's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Association's capital amounts and classifications are also subject to qualitative judgments by the regulators about the Association's components, risk weightings and other factors. Failure to meet minimum capital requirements can initiate certain mandatory actions that, if undertaken, could have a direct material effect on the Corporation's financial statements. At December 31, 2001 and June 30, 2001, management believes the Association complies with all regulatory capital requirements. Based on the Association's computed regulatory capital ratios, the Association is considered well capitalized under the Federal Deposit Insurance Act at December 31, 2001 and June 30, 2001. No conditions or events have occurred subsequent to the last notification by regulators that management believes would have changed the Association's category.

At December 31, 2001 and June 30, 2001, the Association's actual capital levels and minimum required levels were:


                                                                                             To Be Well
                                                                                         Capitalized Under
                                                                 For Capital             Prompt Corrective
                                         Actual               Adequacy Purposes          Action Regulations
                                         ------               -----------------          ------------------
                                 Amount          Ratio     Amount          Ratio       Amount           Ratio
                                 ------          -----     ------          -----       ------           -----
                                                             (Dollars in Thousands)
December 31, 2001
-----------------
Total capital (to risk-
  weighted assets)             $  14,431         16.2%    $  7,145          8.0%     $    8,931          10.0%
Tier 1 (core) capital (to
  risk-weighted assets)           13,765         15.4        3,572          4.0           5,359           6.0
Tier 1 (core) capital (to
  adjusted total assets)          13,765         10.0        5,491          4.0           6,864           5.0
Tangible capital (to
  adjusted total assets)          13,765         10.0        2,059          1.5                           N/A

June 30, 2001
-------------
Total capital (to risk-
  weighted assets)             $  13,934         15.6%    $  7,168          8.0%     $    8,961          10.0%
Tier 1 (core) capital (to
  risk-weighted assets)           13,277         14.8        3,584          4.0           5,376           6.0
Tier 1 (core) capital (to
  adjusted total assets)          13,277          9.9        5,374          4.0           6,718           5.0
Tangible capital (to
  adjusted total assets)          13,277          9.9        2,015          1.5                           N/A


On October 16, 2001, the Board of Directors announced the completion of the Corporation's fourth stock repurchase program through purchasing 78,915 shares in the open market over the past several months. In addition, the Board of Directors authorized the commencement of the Corporation's fifth stock repurchase program whereby a total of 74,800 shares will be purchased in the open market as conditions permit over the next twelve months.


--------------------------------------------------------------------------------

                                  (Continued)

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                           PART II - OTHER INFORMATION

--------------------------------------------------------------------------------

Item 1.   Legal Proceedings
          -----------------
          None.

Item 2.   Changes in Securities
          ---------------------
          None.

Item 3.   Defaults Upon Senior Securities
          -------------------------------
          Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          On October 12, 2001 the Annual Meeting of Shareholders of the Corporation was held. The following members of the Board of Directors of the Corporation were re-elected by the votes set forth below for the terms expiring in 2004:

          James W. Kerber                  FOR:  1,219,404 WITHHELD:  9,725
          Douglas Stewart                  FOR:  1,222,304 WITHHELD:  6,825

          One other matter submitted to the Shareholders, for which the following votes were cast:

          Ratification of the selection of Crowe, Chizek and Company LLP as the auditors of the Corporation for the fiscal year ending June 30, 2002.

          FOR:  1,216,384           AGAINST:  2,200             ABSTAIN:  10,545

Item 5.   Other Information
          -----------------
          None.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------
          (a) Form 8-K was filed on October 17, 2001 under Item 5, Other Events', the Corporation reported the issuance of a press release to announce the quarterly earnings and declare a dividend. The Corporation also announced the completion of a stock buyback program and the commencement of another 5% buyback.

--------------------------------------------------------------------------------

                                   SIGNATURES

--------------------------------------------------------------------------------

Pursuant to the requirement of the Securities Exchange Act of 1934, the small business issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:      February 11, 2002                         /s/ Douglas Stewart
           -----------------                             -----------------------
                                                         Douglas Stewart
                                                         President





Date:      February 11, 2002                         /s/ Debra Geuy
           -----------------                             -----------------------
                                                         Debra Geuy
                                                         Chief Financial Officer