Form 10-Q
period 2002-03-31
PEOPLES SIDNEY FINANCIAL CORP
filed 2002-05-15
CIK 1031340

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                         to
                              -------------------------  -----------------------

Commission File Number 0-22223
                       -------

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Delaware                                               31-1499862
-------------------------------                              -------------------
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


As of May 7, 2002, the latest practicable date, 1,475,038 shares of the issuer's common shares, $.01 par value, were issued and outstanding.


Transitional Small Business Disclosure Format (Check One):

Yes [ ]    No [X]


                      PEOPLES-SIDNEY FINANCIAL CORPORATION

                                      INDEX







                                                                                         Page
                                                                                         ----
PART I - FINANCIAL INFORMATION
  Item 1.     Financial Statements (Unaudited)

              Consolidated Balance Sheets...........................................      3

              Consolidated Statements of Income ....................................      4

              Consolidated Statements of Comprehensive Income.......................      5

              Condensed Consolidated Statements of Changes in Shareholders' Equity..      6

              Consolidated Statements of Cash Flows ................................      7

              Notes to Consolidated Financial Statements ...........................      8

  Item 2.     Management's Discussion and Analysis..................................     15


Part II - Other Information

  Item 1.     Legal Proceedings.....................................................     22

  Item 2.     Changes in Securities.................................................     22

  Item 3.     Defaults Upon Senior Securities.......................................     22

  Item 4.     Submission of Matters to a Vote of Security Holders...................     22

  Item 5.     Other Information.....................................................     22

  Item 6.     Exhibits and Reports on Form 8-K......................................     22


SIGNATURES .........................................................................     23


                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
--------------------------------------------------------------------------------


Item 1.  Financial Statements

                                                                                    March 31,            June 30,
                                                                                      2002                 2001
                                                                                      ----                 ----
ASSETS
Cash and due from financial institutions                                        $       980,293    $      1,015,400
Interest-bearing deposits in other financial institutions                             2,844,530           4,335,495
Overnight deposits                                                                    5,500,000           1,000,000
                                                                                ---------------    ----------------
     Total cash and cash equivalents                                                  9,324,823           6,350,895

Securities available for sale                                                         3,956,710           3,001,715
Federal Home Loan Bank stock                                                          1,457,400           1,397,200
Loans, net                                                                          120,226,322         120,481,894
Accrued interest receivable                                                             911,358             921,864
Premises and equipment, net                                                           2,059,864           1,977,435
Other assets                                                                            195,394             173,398
                                                                                ---------------    ----------------
     Total assets                                                               $   138,131,871    $    134,304,401
                                                                                ===============    ================


LIABILITIES
Deposits                                                                        $    95,665,582    $     91,341,201
Borrowed funds                                                                       25,125,839          25,474,596
Accrued interest payable and other liabilities                                          264,157             338,991
                                                                                ---------------    ----------------
     Total liabilities                                                              121,055,578         117,154,788

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value, 500,000 shares
  authorized, none issued and outstanding
Common stock, $.01 par value, 3,500,000 shares
  authorized, 1,785,375 shares issued                                                    17,854              17,854
Paid-in capital                                                                      10,690,833          10,705,048
Retained earnings                                                                    11,261,261          11,150,845
Treasury stock, 310,337 and 271,829 shares, at cost                                  (3,579,097)         (3,178,640)
Unearned employee stock ownership plan shares                                        (1,063,567)         (1,182,471)
Unearned management recognition plan shares                                            (222,420)           (365,394)
Accumulated other comprehensive income (loss)                                           (28,571)              2,371
                                                                                ---------------    ----------------
     Total shareholders' equity                                                      17,076,293          17,149,613
                                                                                ---------------    ----------------
     Total liabilities and shareholders' equity                                 $   138,131,871    $    134,304,401
                                                                                ===============    ================


--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                          Three Months Ended                Nine Months Ended
                                                               March 31,                        March 31,
                                                               ---------                        ---------
                                                          2002            2001             2002            2001
                                                          ----            ----             ----            ----
Interest income
     Loans, including fees                          $   2,291,218    $   2,411,347   $   7,046,789   $    7,078,150
     Securities                                            57,924          108,847         170,244          406,109
     Demand, time and overnight deposits                   22,209           22,670          87,047           54,264
     Dividends on FHLB Stock                               15,995           24,103          60,357           67,863
                                                    -------------    -------------   -------------   --------------
         Total interest income                          2,387,346        2,566,967       7,364,437        7,606,386

Interest expense
     Deposits                                             969,725        1,178,081       3,203,298        3,573,629
     Borrowed funds                                       378,758          398,636       1,154,377        1,144,711
                                                    -------------    -------------   -------------   --------------
         Total interest expense                         1,348,483        1,576,717       4,357,675        4,718,340
                                                    -------------    -------------   -------------   --------------

Net interest income                                     1,038,863          990,250       3,006,762        2,888,046

Provision for loan losses                                  13,658           19,443          39,341           55,958
                                                    -------------    -------------   -------------   --------------
Net interest income after provision for loan losses     1,025,205          970,807       2,967,421        2,832,088

Noninterest income
     Service fees and other charges                        29,325           24,982          97,694           78,543
     Net realized gain (loss) on sale of
       available for sale securities                           --           98,912              --           98,912
                                                    -------------    -------------   -------------   --------------
         Total noninterest income                          29,325          123,894          97,694          177,455

Noninterest expense
     Compensation and benefits                            412,830          394,134       1,232,757        1,148,451
     Director fees                                         24,300           24,300          72,900           80,500
     Occupancy and equipment                              115,883           86,399         329,304          248,836
     Computer processing expense                           68,722           58,613         194,695          170,084
     State franchise taxes                                 45,137           47,570         140,296          137,020
     Professional fees                                     19,631           27,539          74,056           79,713
     Other                                                 86,551           83,535         257,172          236,614
                                                    -------------    -------------   -------------   --------------
         Total noninterest expense                        773,054          722,090       2,301,180        2,101,218
                                                    -------------    -------------   -------------   --------------
Income before income taxes                                281,476          372,611         763,935          908,325

Income tax expense                                        107,200          142,050         291,100          345,950
                                                    -------------    -------------   -------------   --------------
Net income                                          $     174,276    $     230,561   $     472,835   $      562,375
                                                    =============    =============   =============   ==============

Earnings per common share - basic                   $        0.13    $       0.16    $        0.34   $        0.40
                                                    =============    =============   =============   ==============
Earnings per common share - diluted                 $        0.13    $       0.16    $        0.34   $        0.40
                                                    =============    =============   =============   ==============



--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                          Three Months Ended                Nine Months Ended
                                                               March 31,                        March 31,
                                                               ---------                        ---------
                                                          2002            2001             2002            2001
                                                          ----            ----             ----            ----


Net income                                          $     174,276    $     230,561   $     472,835   $      562,375

Other comprehensive income (loss)
     Unrealized holding gains and (losses) on
       available-for-sale securities                      (42,588)          63,685         (46,883)         321,334
     Reclassification adjustments for (gains)
       and losses later realized as income                     --          (98,912)             --          (98,912)
                                                    -------------    -------------   -------------   --------------
     Net unrealized gains and (losses)                    (42,588)         (35,227)        (46,883)         222,422
                                                    -------------    -------------   -------------   --------------
     Tax effect                                            14,480           11,977          15,941          (75,624)
         Other comprehensive income (loss)                (28,108)         (23,250)        (30,942)         146,798
                                                    -------------    -------------   -------------   --------------
Comprehensive income                                $     146,168    $     207,311   $     441,893   $      709,173
                                                    =============    =============   =============   ==============


--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
                              SHAREHOLDERS' EQUITY
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                          Three Months Ended                Nine Months Ended
                                                               March 31,                        March 31,
                                                               ---------                        ---------
                                                          2002            2001             2002            2001
                                                          ----            ----             ----            ----


Balance, beginning of period                        $  17,035,495    $  17,234,364   $  17,149,613   $   16,959,798

Net income for period                                     174,276          230,561         472,835          562,375

Cash dividends, $.09 and $.08 per share for
  the three months ended March 31, 2002
  and 2001, $.26 and $.23 per share for the nine
  months ended March 31, 2002 and 2001                   (124,223)        (114,316)       (362,419)        (333,234)

Purchase of 6,000 and 33,140 shares of
  treasury stock for the three months
  ended March 31, 2002 and 2001; and
  38,508 and 53,340 shares of treasury stock
  for the nine months ended March 31, 2002
  and 2001, at cost                                       (65,400)        (279,987)       (400,457)        (437,381)

Commitment to release 2,856 management
  recognition plan shares for the three months
  ended March 31, 2002 and 2001 and 8,568
  management recognition plan shares for the
  nine months ended March 31, 2002 and 2001                47,658           47,658         142,974          142,974

Commitment to release 3,378 and 3,522
  employee stock ownership plan shares for the
  three months ended March 31, 2002 and 2001
  and 10,134 and 10,566 employee stock
  ownership plan shares for the nine months
  ended March 31, 2002 and 2001, at fair value             36,595           29,827         104,689           83,527

Change in fair value on securities available for
  sale, net of tax                                        (28,108)         (23,250)        (30,942)         146,798
                                                    -------------    -------------   -------------   --------------
Balance, end of period                              $  17,076,293    $  17,124,857   $  17,076,293   $   17,124,857
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

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                                          Nine Months Ended
                                                                                               March 31,
                                                                                       2002               2001
Cash flows from operating activities
     Net income                                                                   $      472,835    $       562,375
     Adjustments to reconcile net income to net cash from
       operating activities
         Depreciation                                                                    157,307            121,314
         Provision for loan losses                                                        39,341             55,958
         FHLB stock dividends                                                            (60,200)           (67,700)
         Net realized (gain) loss on sale of securities                                       --            (98,912)
         Compensation expense on ESOP shares                                             104,689             83,527
         Compensation expense on MRP shares                                              142,974            142,974
         Change in
              Accrued interest receivable and other assets                               (13,368)           (84,828)
              Accrued expense and other liabilities                                      (58,893)           (59,025)
              Deferred loan fees                                                          51,295              3,402
                                                                                  --------------    ---------------
                  Net cash from operating activities                                     835,980            659,085

Cash flows from investing activities
     Proceeds from maturities/calls of securities available for sale                   1,500,000          2,000,000
     Proceeds from sale of securities available for sale                                      --          4,408,534
     Principal repayments on mortgage-backed securities                                       --            339,731
     Purchases of securities available for sale                                       (2,500,000)        (1,500,000)
     Purchases of time deposits in other financial institutions                         (300,000)                --
     Maturities of time deposits in other financial institutions                         300,000                 --
     Net change in loans                                                                 164,936         (4,042,304)
     Premises and equipment expenditures                                                (239,736)          (103,603)
     Purchases of FHLB stock                                                                  --           (281,700)
                                                                                  --------------    ---------------
         Net cash from investing activities                                           (1,074,800)           820,658

Cash flows from financing activities
     Net change in deposits                                                            4,324,381         (1,847,822)
     Repayments of long-term FHLB borrowings                                            (348,757)                --
     Proceeds from long-term borrowings                                                       --          5,000,000
     Cash dividends paid                                                                (362,419)          (333,234)
     Purchase of treasury stock                                                         (400,457)          (437,381)
                                                                                  --------------    ---------------
         Net cash from financing activities                                            3,212,748          2,381,563
                                                                                  --------------    ---------------
Net change in cash and cash equivalents                                                2,973,928          3,861,306
Cash and cash equivalents at beginning of period                                       6,350,895          2,205,993
                                                                                  --------------    ---------------
Cash and cash equivalents at end of period                                        $    9,324,823    $     6,067,299
                                                                                  ==============    ===============

Supplemental disclosures of cash flow information
     Cash paid during the period for
         Interest                                                                 $    4,336,668    $     4,688,363
         Income taxes                                                                    281,000            310,000

Noncash transactions
         Transfer from loans to other real estate owned                           $           --    $       137,814






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

These interim consolidated financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of the Corporation at March 31, 2002 and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions of Form 10-QSB and, therefore, do not purport to contain all the necessary financial disclosures required by accounting principals generally accepted in the United States of America that might otherwise be necessary in the circumstances, and should be read in conjunction with the consolidated financial statements and notes thereto of the Corporation for the fiscal year ended June 30, 2001, included in the Corporation's 2001 Annual Report on Form 10-KSB for the fiscal year ended June 30, 2001. Reference is made to the accounting policies of the Corporation described in the notes to consolidated financial statements contained in such report. The Corporation has consistently followed these policies in preparing this Form 10-QSB.

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

Also in June 2001, FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which addresses the accounting for such assets arising from prior and future business combinations. Upon the adoption of this Statement, goodwill arising from business combinations will no longer be amortized, but rather will be assessed regularly for impairment, with any such impairment recognized as a reduction to earnings in the period identified. Other identified intangible assets, such as core deposit intangible assets, will continue to be amortized over their estimated useful lives. The Corporation is required to adopt this Statement on July 1, 2002. The adoption of this Statement will not have an impact on the Corporation's financial statements, as it does not have any intangible assets.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which amends SFAS No. 121 by addressing business segments accounted for as a discontinued operation under Accounting Principles Board Opinion No. 30. This Statement is effective for fiscal years beginning after December 15, 2001. The effect of this Statement on the financial position and results of operations of the Corporation is not expected to be material.


NOTE 2 - SECURITIES AVAILABLE FOR SALE

Securities available for sale were as follows:

                                                                Gross           Gross          Estimated
                                               Amortized     Unrealized      Unrealized          Fair
                                                 Cost           Gains          Losses            Value
                                                 ----           -----          ------            -----
March 31, 2002
    U.S. Government agencies               $     4,000,000    $    5,470    $   (48,760)    $    3,956,710
                                           ===============    ==========    ===========     ==============

June 30, 2001
    U.S. Government agencies               $     2,998,122    $   18,288    $   (14,695)    $    3,001,715
                                           ===============    ==========    ===========     ==============


Contractual maturities of securities available for sale at March 31, 2002 were as follows. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                            Estimated
                                                               Amortized                      Fair
                                                                 Cost                         Value
                                                             -------------               ---------------

           Due after one year through five years            $    3,000,000               $     2,953,740
           Due after five years through ten years                1,000,000                     1,002,970
                                                            --------------               ---------------
                                                            $    4,000,000               $     3,956,710
                                                            ==============               ===============

--------------------------------------------------------------------------------

                                  (Continued)

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 2 - SECURITIES AVAILABLE FOR SALE (Continued)

No securities were sold during the three-month and nine-month periods ended March 31, 2002. Proceeds from the sale of a mortgage-backed security available for sale during the three and nine months ended March 31, 2001 were $4,408,534 resulting in gross realized gains of $98,912. No securities were pledged as collateral at March 31, 2002 or June 30, 2001.


NOTE 3 - LOANS

Loans were as follows:

                                                 March 31,         June 30,
                                                   2002              2001
                                                   ----              ----
      Mortgage loans:
           1-4 family residential          $    97,187,908   $     96,717,463
           Multi-family residential              1,258,738          1,239,141
           Commercial real estate               10,240,562         10,025,284
           Real estate construction and
             development                         5,783,964          6,131,040
           Land                                    966,348          1,370,376
                                            --------------    ---------------
               Total mortgage loans            115,437,520        115,483,304
      Consumer loans                             4,393,938          4,657,828
      Commercial loans                           3,738,715          3,629,987
                                            --------------    ---------------
               Total loans                     123,570,173        123,771,119
      Less:
           Allowance for loan losses              (695,000)          (660,800)
           Loans in process                     (2,336,593)        (2,367,462)
           Deferred loan fees                     (312,258)          (260,963)
                                            --------------    ---------------
                                            $  120,226,322    $   120,481,894
                                            ==============    ===============


Activity in the allowance for loan losses is summarized as follows:

                                                          Three Months Ended                Nine Months Ended
                                                               March 31,                        March 31,
                                                               ---------                        ---------
                                                          2002            2001             2002            2001
                                                          ----            ----             ----            ----

        Balance at beginning of period              $     685,000    $     623,500   $     660,800   $      591,350
        Provision for losses                               13,658           19,443          39,341           55,958
        Charge-offs                                        (4,140)              --          (5,941)          (4,563)
        Recoveries                                            482               57             800              255
                                                    -------------    -------------   -------------   --------------
        Balance at end of period                    $     695,000    $     643,000   $     695,000   $      643,000
                                                    =============    =============   =============   ==============



--------------------------------------------------------------------------------

                                  (Continued)

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 3 - LOANS (Continued)

Nonperforming loans were as follows:

                                                              March 31,           June 30,
                                                                2002                2001
                                                                ----                ----

         Loans past due over 90 days still on accrual     $       513,000   $        498,000
         Nonaccrual loans                                         335,000            764,000


Nonperforming   loans  include  smaller  balance   homogeneous  loans,  such  as
residential mortgage and consumer loans that are collectively evaluated for impairment.

As of March 31, 2002 and June 30, 2001 and for the three months and nine months ended March 31, 2002 and 2001, loans required to be evaluated for impairment on an individual loan basis were not material.


NOTE 4 - BORROWED FUNDS

At March 31, 2002 and June 30, 2001, the Association had a cash management line of credit enabling it to borrow up to $8,000,000 from the Federal Home Loan Bank of Cincinnati ("FHLB"). All cash management advances have an original maturity of 90 days. The line of credit must be renewed on an annual basis. No borrowings were outstanding on this line of credit at March 31, 2002 and June 30, 2001.

As a member of the FHLB system, the Association has the ability to obtain borrowings up to a maximum total of $29,148,000, including the cash management line-of-credit based upon its current FHLB stock ownership. However, the Association can obtain advances up to the lower of 50% of the Association's total assets or 80% of the Association's pledgable residential mortgage loan portfolio by purchasing more FHLB stock. Advances from the Federal Home Loan Bank at March 31, 2002 and June 30, 2001 were as follows:

                                                                            March 31,          June 30,
                                                                              2002               2001
                                                                              ----               ----

         7.40% FHLB fixed-rate advance, due May 2, 2002                $     2,500,000    $      2,500,000
         6.13% FHLB fixed-rate advance, due June 25, 2008                    7,000,000           7,000,000
         6.00% FHLB convertible advance, fixed-rate until
           June 2004, due June 11, 2009                                      5,000,000           5,000,000
         6.27% FHLB convertible advance, fixed-rate until
           September 2003, due September 8, 2010                             5,000,000           5,000,000
         5.30% select pay mortgage-matched advance, final
           maturity May 1, 2011                                              1,857,463           1,974,596
         5.35% select pay mortgage-matched advance, final
           maturity July 1, 2011                                             3,768,376           4,000,000
                                                                       ---------------    ----------------
                                                                       $    25,125,839    $     25,474,596
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

NOTE 4 - BORROWED FUNDS (Continued)

The interest rates on the convertible advances are fixed for a specified number of years, then convertible to a variable rate at the option of the FHLB. If the convertible option is exercised, the advance may be prepaid without penalty. The select pay mortgage-matched advances require monthly principal and interest payments and annual additional principal payments.

Maturities of FHLB advances for the next fives years and thereafter were:

                  Year ended March  31,
                           2003                           $    3,501,061
                           2004                                  878,677
                           2005                                  769,661
                           2006                                  672,623
                           2007                                  586,308
                        Thereafter                            18,717,509
                                                          --------------
                                                          $   25,125,839
                                                          ==============


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

The contractual amount of financial instruments with off-balance-sheet risk was as follows:

                                      March 31,                     June 30,
                                        2002                          2001
                                        ----                          ----
                                Fixed          Variable        Fixed          Variable
                                 Rate            Rate           Rate            Rate
                                 ----            ----           ----            ----

Nonresidential               $       --      $  709,000      $  412,000      $  113,000
Residential real estate       2,181,000         751,000              --         600,000
Interest rates               6.75-7.00%      5.50-7.50%      7.00-7.25%      7.00 -7.50%


Commitments to make loans are generally made for a period of 30 days or less. The maximum maturity for fixed-rate loan commitments was 20 years.

--------------------------------------------------------------------------------


                                  (Continued)
                                                                             12.

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 5 - OFF-BALANCE-SHEET ACTIVITIES (Continued)

The Corporation also had unused commercial and home equity lines of credit approximating $2,922,000 and $2,539,000 at March 31, 2002 and June 30, 2001.

At March 31,  2002 and June 30,  2001,  the  Association  was  required  to have
$1,569,000  and  $698,000  on  deposit  with  its   correspondent   banks  as  a
compensating clearing requirement.

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

--------------------------------------------------------------------------------


                                  (Continued)
                                                                             13.

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 6 - EARNINGS PER COMMON SHARE

A reconciliation of the numerators and denominators used in the computation of the basic earnings per common share and diluted earnings per common share is presented below:

                                                               Three Months Ended            Nine Months Ended
                                                               ------------------            -----------------
                                                                    March 31,                    March 31,
                                                                    ---------                    ---------
                                                               2002            2001         2002           2001
                                                               ----            ----         ----           ----
     Basic Earnings Per Common Share
       Numerator
         Net income                                         $  174,276    $   230,561    $   472,835    $   562,375
                                                            ==========    ===========    ===========    ===========
       Denominator
         Weighted average common shares
           outstanding                                       1,476,971      1,539,839      1,491,641      1,561,814
         Less:  Average unallocated ESOP shares                (92,329)      (106,059)       (95,707)      (109,581)
         Less:  Average unearned MRP shares                    (14,757)       (26,182)       (17,613)       (29,038)
                                                             ---------      ---------      ---------      ---------
         Weighted average common shares
           outstanding for basic earnings per
           common share                                      1,369,885      1,407,598      1,378,321      1,423,195
                                                            ==========    ===========    ===========    ===========
       Basic earnings per common share                      $    0.13     $      0.16    $      0.34    $     0.40
                                                            ==========    ===========    ===========    ===========
     Diluted Earnings Per Common Share
       Numerator
         Net income                                         $  174,276    $   230,561    $   472,835    $   562,375
                                                            ==========    ===========    ===========    ===========
       Denominator
         Weighted average common shares
           outstanding for basic earnings per
           common share                                      1,369,885      1,407,598      1,378,321      1,423,195
         Add:  Dilutive effects of average unearned
           MRP shares                                               --             --             --             --
         Add:  Dilutive effects of assumed exercises
           of stock options                                         --             --             --             --
                                                             ---------      ---------      ---------      ---------
         Weighted average common shares and
           dilutive potential common shares
           outstanding                                       1,369,885      1,407,598      1,378,321      1,423,195
                                                            ==========    ===========    ===========    ===========
       Diluted earnings per common share                    $    0.13     $      0.16    $      0.34    $      0.40
                                                            ==========    ===========    ===========    ===========

Unearned MRP shares and stock options granted did not have a dilutive effect on EPS for the three and nine months ended March 31, 2002 and 2001 as the fair value of the MRP shares on the date of grant and the exercise price of outstanding options was greater than the average market price for the periods. As of March 31, 2002 and 2001, there were 140,824 options outstanding that were not dilutive.

--------------------------------------------------------------------------------


                                  (Continued)
                                                                             14.

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

Item 2.  Management's Discussion and Analysis

Introduction

In the following pages, management presents an analysis of the consolidated financial condition of the Corporation as of March 31, 2002, compared to June 30, 2001, and results of operations for the three and nine months ended March 31, 2002, compared with the same periods in 2001. This discussion is designed to provide a more comprehensive review of operating results and financial position than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the interim financial statements and related footnotes included herein.

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


Financial Condition

Total assets at March 31, 2002 were $138.1 million compared to $134.3 million at June 30, 2001, an increase of $3.8 million, or 2.8%. The increase in total assets was due to an increase in cash and cash equivalents funded by an increase in deposits.

Cash and cash equivalents increased $3.0 million at March 31, 2002 as compared to June 30, 2001. The increased cash and cash equivalent amount was invested in overnight deposits as a temporary earning source until loan growth utilizes the funds provided from deposit growth. Additionally, the Corporation increased it available for sale security portfolio by $1.0 as a higher earning alternative to overnight deposits to compensate for the slow down in loan growth.

Loans decreased $300,000 from $120.5 million at June 30, 2001 to $120.2 million at March 31, 2002. The decrease was primarily in land loans, which decreased $404,000 and real estate construction and development loans, which decreased $347,000. This decrease was partially offset by an increase of $470,000 in 1-4 residential loans and an increase of $215,000 in commercial real estate loans. The overall decrease in total mortgage loans is reflective of a slowing economy marked by fewer new housing starts.



--------------------------------------------------------------------------------


                                  (Continued)
                                                                             15.

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

The Corporation's consumer loan portfolio decreased $264,000 while the commercial loan portfolio increased $109,000 between June 30, 2001 and March 31, 2002. The net decrease in these loan categories is also due to a general slow down in the economy. Non-mortgage loans remain a small portion of the entire loan portfolio, representing 6.6% and 6.7% of gross loans at March 31, 2002 and June 30, 2001.

Premises and equipment increased $83,000 from $1,977,000 at June 30, 2001 to $2,060,000 at March 31, 2002. The increase resulted from the Association's new branch located in the new Wal-Mart Superstore in Sidney.

Total deposits increased $4.3 million from $91.3 million at June 30, 2001 to $95.6 million at March 31, 2002. The increase was primarily due to an increase of $3.5 million in savings accounts. The Corporation also had increases in other deposit categories as money market accounts increased $280,000, NOW accounts increased $753,000, and noninterest-bearing demand deposits increased $393,000. The exception was a decrease in certificates of deposit of $601,000 since June 30, 2001. Recent declines in the stock market have prompted some investors to seek financial institution deposit products. Customers seeking more liquidity in the current low interest rate environment have shifted their funds into transaction accounts. Additionally, the Corporation has generated deposit growth at its new branch located in the new Wal-Mart Superstore in Sidney.

Borrowed funds were $25.1 million at March 31, 2002 compared to $25.5 million at June 30, 2001. Borrowings at March 31, 2002 consisted of long-term fixed-rate advances, convertible fixed-rate advances and select pay mortgage-matched advances. The only activity during the nine months related to scheduled principal repayments on select pay mortgage-matched advances. Based on the FHLB stock owned by the Association at March 31, 2002, the Association had the ability to obtain borrowings up to a maximum total of $29.1 million. However, the Association can obtain advances up to the lower of 50% of the Association's total assets or 80% of the Association's pledgable residential mortgage loan portfolio by purchasing more FHLB stock. Based upon the 50% of total assets limitation, management estimates the maximum borrowing capacity from the FHLB to be approximately $68.6 million at March 31, 2002.


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


--------------------------------------------------------------------------------


                                  (Continued)
                                                                             16.

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

Three Months Ended March 31, 2002 Compared to the Three Months Ended March 31, 2001

Net Income. The Corporation earned net income of $174,000 for the three months ended March 31, 2002 compared to $231,000 for the three months ended March 31, 2001. The decrease in net income was primarily due to a gain on the sale of an available for sale security realized during the three months ended March 31, 2001 and an increase in noninterest expense partially offset by an increase in net interest income.

Net Interest Income. Net interest income totaled $1,039,000 for the three months ended March 31, 2002 compared to $990,000 for the three months ended March 31, 2001. The increase of $49,000 was the result of a decrease in interest expense on deposits and borrowings partially offset by a decrease in interest income on securities and loans.

Interest and fees on loans decreased $120,000 from $2,411,000 for the three months ended March 31, 2001 to $2,291,000 for the three months ended March 31, 2002. The decrease in interest and fee income occurred primarily as a result of a decrease in the average interest yield on loans partially offset by an increase in the average balance.

Interest on securities decreased $51,000 for the three months ended March 31, 2002 compared to the three months ended March 31, 2001. The decrease was largely due to a decline in the average balance of securities which resulted from the sale of a mortgage-backed security during the third quarter of fiscal 2001, coupled with a decrease in the average interest rate.

Interest paid on deposits decreased $208,000 for the three months ended March 31, 2002 compared to the three months ended March 31, 2001. Beginning in October, 2001 the Association significantly adjusted the interest rates offered on all deposit accounts to appropriately reflect the current interest rate environment. This resulted in a decrease in the average interest rate paid on deposits during the current quarter somewhat offset by a higher average balance.

Interest paid on borrowed funds totaled $379,000 for the three months ended March 31, 2002 compared to $399,000 for the three ended March 31, 2001. The decrease of $20,000 in interest expense on borrowed funds resulted from a decrease in the average rate paid for borrowings despite a slight increase in the average balance.

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


--------------------------------------------------------------------------------


                                  (Continued)
                                                                             17.

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------


The provision for loan losses for the three months ended March 31, 2002 totaled $14,000 compared to $19,000 for the three months ended March 31, 2001. The allowance for loan losses totaled $695,000, or 0.56% of gross loans receivable and 82.0% of total nonperforming loans at March 31, 2002, compared with $661,000, or 0.53% of gross loans receivable and 52.3% of total nonperforming loans at June 30, 2001. Charge-offs experienced by the Corporation have primarily related to consumer and other non-real estate loans. The Corporation's low historical charge-off history is the product of a variety of factors, including the Corporation's underwriting guidelines, which generally require a loan-to-value or projected completed value ratio of 80% for purchase or construction of one- to four-family residential properties and 75% for commercial real estate and land loans, established income information and defined ratios of debt to income.

Noninterest income. Noninterest income includes service fees and other miscellaneous income and totaled $29,000 for the three months ended March 31, 2002 and $124,000 for the three months ended March 31, 2001. The decrease was primarily due to a gain on the sale of an available for sale security during the three months ended March 31, 2001 offset slightly by an increase in service charges on deposit accounts.

Noninterest expense. Noninterest expense totaled $773,000 for the three months ended March 31, 2002 compared to $722,000 for the three months ended March 31, 2001, an increase of $51,000. The increase was the result of the additional personnel, occupancy and advertising costs associated with the new branch office in the new Wal-Mart Superstore in Sidney, which opened in June 2001.

Income Tax Expense. The volatility of income tax expense is primarily attributable to the change in income before income taxes and the impact the Corporation's stock price has on the stock-based employee benefit plans. Income tax expense totaled $107,000 for the three months ended March 31, 2002 compared to $142,000 for the three months ended March 31, 2001, representing a decrease of $35,000. The effective tax rate was 38.1% for the three months ended March 31, 2002 and 2001.

Nine Months  Ended March 31,  2002  Compared to the Nine Months  Ended March 31,
2001

Net Income. The Corporation earned net income of $473,000 for the nine months ended March 31, 2002 compared to $562,000 for the nine months ended March 31, 2001. The decrease of $89,000 in net income was primarily due to a gain on the sale of an available for sale security during the third quarter of fiscal 2001 and an increase in noninterest expense partially offset by an increase in net interest income.

Net Interest Income. Net interest income totaled $3,007,000 for the nine months ended March 31, 2002 compared to $2,888,000 for the nine months ended March 31, 2001. The increase of $119,000 was the result of a decrease in interest expense on deposits coupled with an increase in interest income on demand, time and overnight deposits offset by a decrease in interest earned on securities and loans.

Interest and fees on loans decreased $31,000 to $7,047,000 for the nine months ended March 31, 2002 from $7,078,000 for the nine months ended March 31, 2001. Even though the Association realized an increase in the average balance of the loan portfolio, the average interest yield has decreased compared to a year ago and more than offset the increase in average loan balance. Partially offsetting the decrease in the interest yield was an increase in fee income resulting from increased refinancing activity brought on by a declining interest rate environment.

Interest earned on securities decreased $236,000 for the nine months ended March 31, 2002 compared to the same period last year. The decrease is largely due to a decrease in the average balance of securities resulting from the sale of mortgage-backed security during the third quarter of the fiscal year ended June 30, 2001. Additionally, the average interest rate earned on securities also decreased as compared to the same period a year ago.


--------------------------------------------------------------------------------


                                  (Continued)
                                                                             18.

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

Interest paid on deposits decreased $371,000 for the nine months ended March 31, 2002 compared to the nine months ended March 31, 2001. Due to a declining rate environment, the Association adjusted the rates offered on deposit accounts resulting in a decrease in the average interest rate paid during the current nine month period. However, despite declining interest rates the Association experienced an increase in the average balance of deposits which partially offset the effect of lower rates.

Provision for Loan Losses. The provision for loan losses for the nine months ended March 31, 2002 totaled $39,000 compared to $56,000 for the nine months ended March 31, 2001.

Noninterest income. Noninterest income includes service fees and other miscellaneous income and totaled $98,000 for the nine months ended March 31, 2002 and $177,000 for the nine months ended March 31, 2001. The decrease was primarily due to a gain on the sale on an available for sale security during the nine months ended March 31, 2001 offset slightly by an increase in service charges on transaction accounts.

Noninterest expense. Noninterest expense totaled $2,301,000 for the nine months ended March 31, 2002 compared to $2,101,000 for the nine months ended March 31, 2001, an increase of $200,000. The increase was directly related to the additional cost of personnel, occupancy and advertising associated with the opening of a new branch office during June 2001 in the new Wal-Mart Superstore in Sidney.

Income Tax Expense. The volatility of income tax expense is primarily attributable to the change in income before income taxes and the impact the Corporation's stock price has on the stock-based employee benefit plans. Income tax expense totaled $291,000 for the nine months ended March 31, 2002 compared to $346,000 for the nine months ended March 31, 2001, representing a decrease of $55,000. The effective tax rate was 38.1% for the nine months ended March 31, 2002 and 2001.

Liquidity and Capital Resources

The Corporation's liquidity, primarily represented by cash and cash equivalents, is a result of operating, investing and financing activities. These activities are summarized below for the nine months ended March 31, 2002 and 2001.

                                                                    Nine Months
                                                                  Ended March 31,
                                                                  ---------------
                                                                2002            2001
                                                                ----            ----
                                                              (Dollars in thousands)

Net income                                                 $        473     $        562
Adjustments to reconcile net income to net cash from
  operating activities                                              363               97
                                                           ------------     ------------
Net cash from operating activities                                  836              659
Net cash from investing activities                               (1,075)             821
Net cash from financing activities                                3,213            2,381
                                                           ------------     ------------
Net change in cash and cash equivalents                           2,974            3,861
Cash and cash equivalents at beginning of period                  6,351            2,206
                                                           ------------     ------------
Cash and cash equivalents at end of period                 $      9,325     $      6,067
                                                           ============     ============


--------------------------------------------------------------------------------


                                  (Continued)
                                                                             19.

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

At March 31, 2002, the Corporation had commitments to originate fixed-rate commercial and residential real estate loans totaling $2,181,000 and variable-rate commercial and residential real estate mortgage loans totaling $1,460,000. Loan commitments are generally for 30 days. The Corporation considers its liquidity and capital reserves sufficient to meet its outstanding short and long-term needs. See Note 5 of the Notes to Consolidated Financial Statements.

The Association is subject to various regulatory capital requirements administered by the federal regulatory agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Association must meet specific capital guidelines that involve quantitative measures of the Association's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Association's capital amounts and classifications are also subject to qualitative judgments by the regulators about the Association's components, risk weightings and other factors. Failure to meet minimum capital requirements can initiate certain mandatory actions that, if undertaken, could have a direct material effect on the Corporation's financial statements. At March 31, 2002 and June 30, 2001, management believes the Association complies with all regulatory capital requirements. Based on the Association's computed regulatory capital ratios, the Association is considered well capitalized under the Federal Deposit Insurance Act at March 31, 2002 and June 30, 2001. No conditions or events have occurred subsequent to the last notification by regulators that management believes would have changed the Association's category.


--------------------------------------------------------------------------------


                                  (Continued)
                                                                             20.

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

At March 31, 2002 and June 30, 2001, the Association's actual capital levels and minimum required levels were:

                                                                                              To Be Well
                                                                                           Capitalized Under
                                                                 For Capital               Prompt Corrective
                                         Actual               Adequacy Purposes           Action Regulations
                                         ------               -----------------           ------------------
                                  Amount         Ratio      Amount         Ratio         Amount          Ratio
                                  ------         -----      ------         -----         ------          -----
                                                             (Dollars in Thousands)
March 31, 2002
Total capital (to risk-
  weighted assets)             $  14,730         16.6%    $  7,092          8.0%     $    8,865          10.0%
Tier 1 (core) capital (to
  risk-weighted assets)           14,038         15.8        3,546          4.0           5,319           6.0
Tier 1 (core) capital (to
  adjusted total assets)          14,038         10.2        5,529          4.0           6,911           5.0
Tangible capital (to
  adjusted total assets)          14,038         10.2        2,073          1.5                           N/A

June 30, 2001
Total capital (to risk-
  weighted assets)             $  13,934         15.6%    $  7,168          8.0%     $    8,961          10.0%
Tier 1 (core) capital (to
  risk-weighted assets)           13,277         14.8        3,584          4.0           5,376           6.0
Tier 1 (core) capital (to
  adjusted total assets)          13,277          9.9        5,374          4.0           6,718           5.0
Tangible capital (to
  adjusted total assets)          13,277          9.9        2,015          1.5                           N/A


On October 16, 2001, the Board of Directors announced the completion of the Corporation's fourth stock repurchase program through purchasing 78,915 shares in the open market over the past several months. In addition, the Board of Directors authorized the commencement of the Corporation's fifth stock repurchase program whereby a total of 74,800 shares will be purchased in the open market as conditions permit over the next twelve months. Through May 7, 2002, 21,000 shares have been repurchased.


--------------------------------------------------------------------------------


                                  (Continued)
                                                                             21.

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

Item 5.    Other Information
           -----------------
           None.

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

          (a) Form 8-K was filed on January 16, 2002 under Item 5, Other Events', the Corporation reported the issuance of a press release to announce the quarterly earnings and declare a dividend.


--------------------------------------------------------------------------------


                                  (Continued)
                                                                             22.

                                   SIGNATURES

--------------------------------------------------------------------------------

Pursuant to the requirement of the Securities Exchange Act of 1934, the small business issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:    May 9, 2002                         /s/ Douglas Stewart
         -----------                         --------------------
                                             Douglas Stewart
                                             President





Date:    May 9, 2002                         /s/ Debra Geuy
         -----------                         --------------
                                             Debra Geuy
                                             Chief Financial Officer