Form 10KSB
period 2002-06-30
PEOPLES SIDNEY FINANCIAL CORP
filed 2002-09-30
CIK 1031340

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark one)
  [ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2002


  [   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________


                           Commission File No. 0-22223

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                    ---------------------------------------
                 (Name of small business issuer in its charter)


           Delaware                                          31-1499862
----------------------------------                     -------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                         Identification Number)


                    101 East Court Street, Sidney, Ohio 45365
                    -----------------------------------------
              (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (937) 492-6129


         Securities registered under Section 12(b) of the Exchange Act:

                                      None

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

     Issuer's revenues for the fiscal year ended June 30, 2002 were: $9,681,311.

     At August 31, 2002, there were issued and outstanding 1,459,147 of the Registrant's Common Shares.

     The aggregate market value of the Registrant's voting stock held by nonaffiliates of the Issuer as of August 31, 2002 was $14,056,000.


                       DOCUMENTS INCORPORATED BY REFERENCE

Parts II and IV of Form 10-KSB - Portions of the Annual Report to Stockholders for the fiscal year ended June 30, 2002.

Part III of Form 10-KSB - Portions of Proxy Statement for 2002 Annual Meeting of Stockholders.

Transitional Small Business Disclosure Form (check one):
Yes [   ]        No [ X ]

--------------------------------------------------------------------------------

                                      INDEX

                                   FORM 10-KSB

                                                                              Page(s)

PART I

  Item 1.   Description of Business                                           3-36

  Item 2.   Description of Property                                            37

  Item 3.   Legal Proceedings                                                  37

  Item 4.   Submission of Matters to a Vote of Security Holders                37


PART II

  Item 5.   Market for Common Equity and Related Shareholder Matters           38

  Item 6.   Management's Discussion and Analysis of Financial Condition
            and Results of Operation                                           38

  Item 7.   Financial Statements                                               38

  Item 8.   Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                                38


PART III

  Item 9.   Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act                  39

  Item 10.  Executive Compensation                                             39

  Item 11.  Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters                                    39

  Item 12.  Certain Relationships and Related Transactions                     40

  Item 13.  Exhibits and Reports on Form 8-K                                   41


Signatures                                                                     43

Exhibits                                                                       46


                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS

General

         Peoples-Sidney Financial Corporation ("Peoples") is a Delaware corporation, which was organized in 1997 by Peoples Federal Savings and Loan Association of Sidney ("Association") for the purpose of becoming a savings and loan holding company, together referred to as the Corporation. Peoples owns all of the capital stock of the Association issued in connection with the completion of the Association's conversion from the mutual to stock form of organization on April 25, 1997. Unless the context otherwise requires, all references herein to the Corporation include Peoples and the Association on a consolidated basis. The Association, Peoples' only subsidiary, was organized in 1886 as an Ohio-chartered mutual association and converted to a federally chartered association in 1958.

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

         The executive offices of the Corporation are located at 101 E. Court Street, Sidney, Ohio 45365 and its telephone number is (937) 492-6129.

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

         Loan Portfolio Composition: The following information sets forth the composition of the Corporation's loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred loan fees and allowance for loan losses) as of the dates indicated.

                                                                         June 30,
                              ----------------------------------------------------------------------------------------------
                                     2002               2001               2000               1999               1998
                              ------------------ ------------------  ----------------  -----------------  ------------------
                               Amount  Percent   Amount  Percent    Amount  Percent    Amount   Percent   Amount   Percent
                               ------  -------   ------  -------    ------  -------    ------   -------   ------   -------
                                                                  (Dollars in Thousands)
Real estate loans
-----------------
  One- to four-family         $ 96,007   76.94% $ 96,718   78.14%  $ 92,117   77.72% $ 84,166     79.51%  $ 79,691    82.37%
  Construction and
    development                  7,097    5.69     6,131    4.95      8,088    6.82     5,930      5.60      6,776     7.00
  Commercial                    10,111    8.10    10,025    8.10     10,048    8.48     9,408      8.89      6,608     6.83
  Multi-family                   1,913    1.53     1,239    1.00      1,300    1.10     1,359      1.28        655     0.68
  Land                           1,310    1.05     1,370    1.11        992    0.84       867      0.82        868     0.90
                              --------   -----  --------   -----   --------   -----  --------     -----   --------    -----
     Total real estate
           loans               116,438   93.31   115,483   93.30    112,545   94.96   101,730     96.10     94,598    97.78
                              --------   -----  --------   -----   --------   -----  --------     -----   --------    -----
Other loans
-----------
  Consumer
    Automobile                   3,122    2.50     3,090    2.50      2,474    2.09     1,744      1.65      1,124     1.16
    Deposit account                506     .41       276    0.22        215    0.18       223      0.21        257     0.27
    Other                          997     .80     1,292    1.04        882    0.74       771      0.73        672     0.69
                              --------   -----  --------   -----   --------   -----  --------     -----   --------    -----
     Total consumer
       loans                     4,625    3.71     4,658    3.76      3,571    3.01     2,738      2.59      2,053     2.12
                              --------   -----  --------   -----   --------   -----  --------     -----   --------    -----

  Commercial business
    loans                        3,717    2.98     3,630    2.94      2,406    2.03     1,393      1.31        101     0.10
                              --------   -----  --------   -----   --------   -----  --------     -----   --------    -----
  Total loans                  124,780  100.00%  123,771  100.00%   118,522  100.00%  105,861    100.00%    96,752   100.00%
                              --------  ======  --------  ======   --------  ======  --------    ======  --------    ======

Less:
-----
  Loans in process              (2,516)           (2,367)            (3,036)           (2,311)              (2,079)
  Deferred loan fees              (331)             (261)              (245)             (218)                (195)
  Allowance for loan
    losses                        (708)             (661)              (591)             (529)                (426)
                              --------          --------           --------          --------             --------
         Total loan
           Receivable, net    $121,225          $120,482           $114,650          $102,803             $ 94,052
                              ========          ========           ========          ========             ========

The following table shows the composition of the Corporation's loan portfolios by fixed- and adjustable-rate at the dates indicated.


                                                                               June 30,
                                    ----------------------------------------------------------------------------------------------
                                           2002               2001               2000               1999               1998
                                    ------------------ ------------------  ----------------  -----------------  ------------------
                                     Amount  Percent    Amount  Percent    Amount  Percent    Amount   Percent   Amount   Percent
                                     ------  -------    ------  -------    ------  -------    ------   -------   ------   -------
                                                                        (Dollars in Thousands)
Fixed-rate loans:
  Real estate
    One- to four-family             $  45,687   36.61%  $  36,480  29.47%  $  33,148  27.97%   $ 31,611  29.86%  $ 24,628  25.46%
    Construction and
      development                       4,455    3.57       1,619   1.31       3,336    2.81      2,512   2.37      1,643   1.70
    Commercial                          1,171     .94       1,626   1.31       1,577    1.33        600   0.57        386   0.40
    Multi-family                           --      --          --     --          --      --         --     --         --     --
    Land                                  385     .31         479   0.39         177    0.15         20   0.02         80   0.08
                                    ---------   -----   ---------  -----   ---------  -----    --------  -----   --------  -----
       Total real estate loans         51,698   41.43      40,204  32.48      38,238   32.26     34,743  32.82     26,737  27.64
  Consumer loans                        4,625    3.71       4,658   3.76       3,571    3.01      2,738   2.59      2,053   2.12
  Commercial business loans             2,108    1.69       2,003   1.62       1,296    1.09        641   0.60        101   0.10
                                    ---------   -----   ---------  -----   ---------  -----    --------  -----   --------  -----
       Total fixed-rate loans          58,431   46.83      46,865  37.86      43,105   36.36     38,122  36.01     28,891  29.86

Adjustable-rate loans:
  Real estate
    One- to four-family                50,320   40.33      60,238  48.67      58,969   49.75     52,555  49.65     55,063  56.91
    Construction and
      development                       2,642    2.12       4,512   3.64       4,752    4.01      3,418   3.23      5,133   5.30
    Commercial                          8,940    7.16       8,399   6.79       8,471    7.15      8,808   8.32      6,222   6.43
    Multi-family                        1,913    1.53       1,239   1.00       1,300    1.10      1,359   1.28        655    .68
    Land                                  925     .74         891   0.72         815    0.69        847   0.80        788    .82
                                    ---------   -----   ---------  -----   ---------  -----    --------  -----   --------  -----
           Total real estate loans     64,740   51.88      74,031  60.82      74,307   62.70     66,987  63.28     67,861  70.14
  Consumer loans                           --      --          --     --          --      --         --     --         --     --
  Commercial business loans             1,609    1.29       1,627   1.32       1,110    0.94        752   0.71         --     --
                                    ---------   -----   ---------  -----   ---------  -----    --------  -----   --------  -----

        Total adjustable-
          rate loans                   66,349   53.17      75,658  62.14      75,417   63.64     67,739  63.99     67,861  70.14
                                    ---------   -----   ---------  -----   ---------  -----    --------  -----   --------  -----

  Total loans                         124,780  100.00%    123,771 100.00%    118,522  100.00%   105,861 100.00%    96,752 100.00%
                                    ---------  ======   --------- ======   ---------  ======   -------- =======  -------- ======

Less:
  Loans in process                  $  (2,516)          $  (2,367)         $  (3,036)          $ (2,311)         $ (2,079)
  Deferred loan fees                     (331)               (261)              (245)              (218)             (195)
  Allowance for loan losses              (708)               (661)              (591)              (529)             (426)
                                    ---------           ---------          ---------           --------          --------
    Total loans
      receivable, net               $ 121,225           $ 120,482          $ 114,650           $102,803          $ 94,052
                                    =========           =========          =========           ========          ========

The following schedule presents the contracted maturities of the Corporation's loan portfolio at June 30, 2002. The schedule does not reflect the effects of possible prepayments or enforcement of the due-on-sale clauses. The amortizing loans, such as one- to four-family and installment loans, the entire current principal balance as show as being due at maturity.



                                           Real Estate
                             --------------------------------------
                               One- to Four-
                                Family and          Multi-family,
                             Construction and        Commercial                             Commercial
                                Development           and Land             Consumer           Business             Total
                             -----------------    -----------------    ----------------   ----------------     ---------------
                                      Weighted             Weighted            Weighted           Weighted            Weighted
                                      Average              Average              Average           Average             Average
                             Amount     Rate       Amount   Rate        Amount   Rate     Amount    Rate       Amount   Rate
                             ------     ----       ------   ----        ------   ----     ------    ----       ------   ----
                                                              (Dollars in Thousands)
1 year or less*             $    376    6.60%     $   494   8.25%       $  903   6.97%    $  577    6.53%      $2,350   7.07%
Over 1 year - 3 years            301    7.54          236   7.66         1,448   9.07      1,498    7.00        3,483   7.95
Over 3 years - 5 years           539    7.36          106   7.08         1,951   8.02      1,077    7.63        3,673   7.78
Over 5 years - 10 years        5,271    7.38        1,209   6.94           214   7.26        565    7.08        7,259   7.28
Over 10 years - 20 years      51,721    7.14        6,666   6.96           109   8.53         --      --       58,496   7.12
Over 20 years                 44,896    7.19        4,623   7.02            --     --         --      --       49,519   7.18
                            --------    ----      -------   ----        ------   ----     ------    ----     --------   ----
       Total                $103,104    7.17%     $13,334   7.04%       $4,625   8.12%    $3,717    7.12%    $124,780   7.19%
                            ========    ====      =======   ====        ======   ====     ======    ====     ========   ====

*Include demand loans, loans having no stated maturity and overdraft loans.

The total amount of loans due after June 30, 2003 that have predetermined interest rates is $56,912, while the total amount of loans due after such dates which have floating or adjustable interest rates is $65,518.

         Under federal law, the aggregate amount of loans that the Association is permitted to make to any one borrower is generally limited to 15% of unimpaired capital and surplus (25% if the security for such loan has a "readily ascertainable" value or 30% for certain residential development loans). At June 30, 2002, based on the above limitation, the Association's regulatory loan-to-one borrower limit was approximately $2.15 million. On the same date, the Association had no borrowers with outstanding balances in excess of this amount. As of June 30, 2002, the largest dollar amount of indebtedness of one borrower or group of related borrowers was $1,373,486, secured by multiple one- to four-family real estate properties. The next largest loan to one borrower or group of related borrowers had an outstanding balance of $889,529 at June 30, 2002 and is secured by multiple one-to four-family real estate properties, commercial real estate and land. As of June 30, 2002, such loans were performing in accordance with their terms.

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

One- to Four-Family Residential Real Estate Lending

         The cornerstone of the Association's lending program has long been the origination of long-term permanent loans secured by mortgages on owner-occupied one- to four-family residences. At June 30, 2002, $96.0 million, or 76.94% of the Association's loan portfolio, consisted of permanent loans on one- to four-family residences. At that date, the average outstanding residential loan balance was $64,219 and the largest outstanding residential loan had a principal balance of $408,935. Virtually all of the residential loans originated by the Association are secured by properties located in the Association's market area.

         The Association originates fixed-rate residential loans in amounts and at rates that are monitored for compliance with the Association's asset/liability management policy. Currently, the Association originates fixed-rate loans with maturities of up to 20 years for retention in its own portfolio. Limiting the contractual term to 20 years, as opposed to the more traditional 30 year period, allows for accelerated principal repayment and equity build up for the borrower. Currently, all such loans are made on owner-occupied properties. All fixed-rate loans originated by the Association are retained and serviced by it. At June 30, 2002, the Association had $45.7 million of fixed-rate permanent one-to four-family residential loans, constituting 36.61% of the Association's loan portfolio at such date.

         The Association has offered ARM loans at rates, terms and points determined in accordance with market and competitive factors. The Association's current one- to four-family residential ARMs are fully amortizing loans with contractual maturities of up to 30 years. Applicants are qualified using a fully indexed rate, and no ARMs allow for negative amortization. The interest rates on the ARMs originated by the Association are generally subject to adjustment at one, three, and five-year intervals based on a margin over the analogous Treasury Securities Constant Maturity Index. Decreases or increases in the interest rate of the Association's ARMs are generally limited to 6% above or below the initial interest rate over the life of the loan, and up to 2% per adjustment period. The Association's ARMs are not convertible into fixed-rate loans, and do not contain prepayment penalties. ARM loans may be assumed on a case-by-case basis with the Association's consent. At June 30, 2002, the total balance of one- to four-family ARMs was $50.3 million, or 40.33% of the Corporation's loan portfolio. All ARMs originated by the Association are retained and serviced by it.

         In 1992, the Association initiated a program specifically tailored to first-time homebuyers. These loans are made on a five-year adjustable basis with a term up to 30 years. The margin, which is lower than other products currently offered, is 200 basis points. Additionally, somewhat higher debt-to-income ratios are permitted, although mandatory escrows for taxes and insurance, an acceptable credit rating and an employment history of at least one year are required. The maximum loan amount under this program, which requires that the property be owner-occupied, is currently $75,000 unless Board of Director approval is obtained, which can be the lesser of the purchase price or 90% of appraised value. At June 30, 2002, the Association had approximately $3.4 million of first-time homebuyer loans in its portfolio.

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

         The Association uses the same underwriting standards for home equity lines of credit as it uses for one- to four-family residential mortgage loans. The Association's home equity lines of credit are originated in amounts, which, together with the amount of the first mortgage, generally do not exceed 80% of the appraised value of the property securing the loan. At June 30, 2002, the Association had $550,000 of home equity lines of credit and an additional $832,000 of funds committed, but undrawn, under such lines.

Construction and Development Lending

         The Association makes construction loans to individuals for the construction of their primary or secondary residences and loans to builders or developers for the construction of single-family homes, multi-family units and commercial real estate projects. Loans to individuals for the construction of their residences typically run for 12 months. The borrower pays interest only during the construction period. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans. At June 30, 2002, the Association had 37 construction loans with outstanding aggregate balances of $6.0 million secured by residential property. Of this amount, $5.5 million in loans were outstanding directly to borrowers intending to live in the properties upon completion of construction. At that same date, the Association had three construction loans with outstanding aggregate balances of $466,000 secured by one- to four-family residential properties constructed by builders who have pre-sold their houses to individual purchasers.

         The Association makes loans to builders and developers to finance the construction of residential property. Such loans generally have adjustable interest rates based upon prime or treasury indexes with terms ranging from six months to one year. The proceeds of the loan are advanced during construction based upon the percentage of completion as determined by an inspection. The loan amount normally does not exceed 85% of projected completed value for homes that have been pre-sold to the ultimate occupant. For loans to builders for the construction of homes not yet presold, which may carry a higher risk, the loan-to-value ratio is generally limited to 80%. Whether the Association is willing to provide permanent takeout financing to the purchaser of the home is determined independently of the construction loan by separate underwriting. In the event that upon completion the house is not sold, the builder is required to make principal and interest payments until the house is sold. The Association also makes a limited number of commercial real estate construction loans with the loan amount generally not to exceed 75% of the completed value. At June 30, 2002, the Association had $1.1 million, or 0.91%, of gross loans receivable in this category.

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

Commercial Real Estate Lending

         The Association's commercial real estate loan portfolio consists of loans secured by a variety of non-residential properties including retail facilities, small office buildings, farm real estate and churches. At June 30, 2002, the Association's largest commercial real estate loan totaled $518,628. At that date, the Association had 82 commercial real estate loans, totaling $10,111,000, or 8.10% of gross loans receivable.

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

         The table below sets forth by type of security property the estimated number, loan amount and outstanding balance of the Association's commercial real estate loans at June 30, 2002.

                                         Original       Outstanding
                           Number of       Loan          Principal
                            Loans         Amount          Balance
                            -----         ------          -------
                                  (Dollars in Thousands)
         Office               6          $ 1,007          $   626
         Retail               7            1,288              665
         Farm real estate    20            4,000            3,726
         Churches            49            6,460            5,094
                           ----          -------          -------
                Total        82          $12,755          $10,111
                           ====          =======          =======

     Commercial real estate loans generally present a higher level of risk than loans secured by one- to four-family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring of these types of loans. Furthermore, the repayment of loans secured by commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower's ability to repay the loan may be impaired.

Multi-Family Lending

         The Association has historically made permanent multi-family loans in its primary market area. However, the amount of such loans has been insignificant. At June 30, 2002, multi-family loans totaled $1.9 million, or 1.53% of gross loans receivable.

         The Association's multi-family loan portfolio includes loans secured by five or more unit residential buildings located primarily in the Association's market area.

Land Lending

         Land loans include loans to develop vacant or raw land and are made to various builders and developers with whom the Association has had long-standing relationships. All of such loans are secured by land zoned for residential or commercial developments and located within the Association's market area. Proceeds are used for excavation, utility placements and street improvements. Disbursements related to acquisition and development land loans are typically based on inspections to determine the progress of the project. As lots are sold, a portion of the sale price is applied to the principal of the outstanding loan in order to ensure the loan is paid in full prior to all lots in the development being sold. Interest payments are required at regular intervals (quarterly or semi-annually) and loan terms typically are written for three years. At June 30, 2002, the Association had $363,000 of loans receivable in this category.

         The Association also makes loans to individuals who purchase and hold land for various reasons, such as the future construction of a residence. Such loans are generally originated with terms of five years and have maximum loan-to- value ratios of 85% for loans on improved residential building lots and 75% on undeveloped acreage. At June 30, 2002, the Association had $947,000 in land loans to individuals.

         Land lending generally affords the Association an opportunity to receive interest at rates higher than those obtainable from residential lending. Nevertheless, land lending is generally considered to involve a higher level of credit risk due to the fact that funds are advanced upon the security of the land, which is of uncertain value prior to its development.

Consumer Lending

         Management believes that offering consumer loan products helps to expand the Association's customer base and to create stronger ties with its existing customer base. In addition, because consumer loans generally have shorter terms to maturity and carry higher rates of interest than do residential mortgage loans, they can be valuable asset/liability management tools. The Association currently originates substantially all of its consumer loans in its market area. At June 30, 2002, the Association's consumer loans totaled $4.6 million, or 3.71% of the Association's gross loan portfolio.

         The Association offers a variety of secured consumer loans, including automobile loans, loans secured by savings deposits and home improvement loans. Although the Association primarily originates consumer loans secured by real estate, deposits or other collateral, the Association also makes unsecured personal loans.

         The largest component of the Association's consumer lending program is automobile loans. At June 30, 2002, automobile loans totaled $3.1 million, or 2.50% of gross loans receivable. The Association makes loans directly to the consumer to aid in the purchase of new and used vehicles, which serve as collateral for the loan. The Association also employs other underwriting criteria discussed below in deciding whether to extend credit.

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

Commercial Business Lending

         In order to increase the yield and interest rate sensitivity of its loan portfolio and in order to satisfy the demand for financial services available to individuals and businesses in its primary market area, the Association has maintained a small portfolio of commercial business loans. Although the portfolio remains a small percentage of gross loans outstanding, the Association has experienced substantial growth over the last few years primarily from the new branch facilities. Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are generally of higher risk and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself (which, in turn, may be dependent upon the general economic environment). During the past six years, the Association has made commercial business loans to businesses such as small retail operations, small manufacturing concerns and professional firms. The Association's commercial business loans almost always include personal guarantees and are usually, but not always, secured by business assets, such as accounts receivable, equipment, inventory and real estate.
However, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

         Most of the Association's commercial business loans have terms ranging from three months to one year and may carry fixed or adjustable interest rates. The underwriting process for commercial business loans generally includes consideration of the borrower's financial statements, tax returns, projections of future business operations and inspection of the subject collateral, if any. At June 30, 2002, commercial business loans totaled $3.7 million, or 2.98% of the Association's gross loans receivable.

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

         The following table shows the loan origination and repayment activities of the Corporation for the periods indicated.

                                                           Year Ended June 30,
                                                   ------------------------------------
                                                     2002         2001         2000
                                                     ----         ----         ----
                                                             (in thousands)
Originations by type:
  Adjustable rate:
         Real estate:
           One- to four-family, construction,
             development and land                 $ 10,690      $ 15,285      $ 18,079
           Commercial                                2,861         1,704           830
           Multi-family                              1,084            --            --
         Nonreal estate:
           Consumer                                     --            --            --
           Commercial business                         498         1,928         1,873
                                                  --------      --------      --------
                 Total adjustable rate              15,133        18,917        20,782

  Fixed rate:
         Real estate:
           One- to four-family, construction,
             development and land                   25,317         9,311         9,126
           Commercial                                  294           345           643
           Multi-family                                 --            --            --
         Nonreal estate
           Consumer                                  2,398         4,053         3,262
           Commercial business                       1,190         1,123         1,047
                                                  --------      --------      --------
                 Total fixed rate                   29,199        14,832        14,078
                                                  --------      --------      --------
                 Total loans originated             44,332        33,749        34,860

       Principal repayments                        (43,348)      (27,467)      (22,834)
Increase in other items, net*                         (118)         (223)          (90)
                                                  --------      --------      --------
                           Net increase           $    866      $  6,059      $ 11,936
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

The following table sets forth the Corporation's loan delinquencies by type, by amount and by percentage of type at June 30, 2002.

                                                  Loans Delinquent For:
                                      -------------------------------------------
                                         60-89 Days            90 Days and Over                   Total Delinquent Loans
                                         ----------            ----------------                   ----------------------
                                      Number    Amount    Category  Number  Amount  Category    Number    Amount   Category
                                      ------    ------    --------  ------  ------  --------    ------    ------   --------
                                                                     (Dollars in Thousands)
Real estate:
       One- to four-family               10    $  591       0.62%     17    $  908    0.95%       27     $ 1,499      1.57%
       Construction and development       1        63       0.88      --        --      --         1          63      0.88
       Commercial                         1        46       0.45      --        --      --         1          46      0.45
       Multi-family                      --        --         --      --        --      --        --          --        --
       Land                              --        --         --       1        13    0.97         1          13      0.97
Consumer                                 13        82       1.76       2         9    0.19        15          91      1.85
Commercial Business                       1        29       0.80       1       141    3.79         2         170      4.59
                                       ----    ------       ----    ----    ------    ----    ----       --------      ----
              Total                      26    $  811       0.65%     21    $1,071    0.86%     47       $  1,882      1.51%
                                       ====    ======       ====    ====    ======    ====    ====       ========      ====


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

On the basis of management's review of its assets, at June 30, 2002, the Association had classified a total of $613,000 of its loans, as follows:

                                  One-      Commercial
                                To Four-      Real
                                 Family       Estate        Land       Consumer       Total
                                 ------       ------        ----       --------       -----
                                                        (in thousands)
Substandard                       $586          $--         $ 13         $ 13         $612
Doubtful                           --            --           --           --           --
Loss                               --            --           --            1            1
                                  ----          ---         ----         ----         ----
                                  $586          $--         $ 13         $ 14         $613
                                  ====           ==         ====         ====         ====



The Association's  classified assets consist of the (i) nonperforming  loans and
(ii) loans and other assets of concern discussed herein. As of the date hereof, these asset classifications are consistent with those of the OTS and FDIC.

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

                                                                        June 30,
                                          ---------------------------------------------------------------
                                             2002          2001           2000         1999         1998
                                             ----          ----           ----         ----         ----
                                                                (dollars in thousands)
         Nonaccruing loans
                One- to four-family        $  585         $  764         $  756         $302         $713
                Construction and
                  Development                  --             --             --           --           --
                Commercial real estate         --             --             --           13           --
                Multi-family                   --             --             --           --           --
                Land                           13             --             --           --           --
                Consumer                       --             --             --           --           --
                Commercial business            --             --             --           --           --
                                           ------         ------         ------         ----         ----
                       Total                  598            764            756          315          713

         Accruing loans delinquent
           more than 90 days
                One- to four-family           323            252            278          389          235
                Construction and
                  Development                  --             --             --           --           --
                Commercial real estate         --             --             10           --           --
                Multi-family                   --             --             --           --           --
                Land                           --             59             --           --           --
                Consumer                        9             41              1           51           11
                Commercial business           141            146             --           --           --
                                           ------         ------         ------         ----         ----
                       Total                  473            498            289          440          246

         Foreclosed assets
                One- to four-family            --             --             --           --           --
                Construction and
                  development                  --             --             --           --           --
                Commercial real estate         --             --             --           --           --
                Multi-family                   --             --             --           --           --
                Land                           --             --             --           --           --
                Consumer                       --             --             --           --           --
                Commercial business            --             --             --           --           --
                                           ------         ------         ------         ----         ----
                       Total                   --             --             --           --           --
                                           ------         ------         ------         ----         ----

         Total nonperforming assets        $1,071         $1,262         $1,045         $755         $959
                                           ======         ======         ======         ====         ====
         Total as a percentage of
           total assets                      0.79%          0.94%          0.81%        0.65%        0.91%
                                           ======         ======         ======         ====         ====

         For the year ended June 30, 2002 gross interest income which would have been recorded had the nonaccruing loans been current in accordance with their original terms amounted to $45,079. The amount that was included in interest income on such loans was $26,488 for the year ended June 30, 2002.

         Other Assets of Concern: As of June 30, 2002, the Association had no assets that are not now disclosed because of known information about the possible credit problems of the borrowers or the cash flows of the security property which would cause management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the nonperforming asset categories.

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

         As of June 30, 2002, the Association's allowance for loan losses as a percent of gross loans receivable and as a percent of nonperforming loans amounted to 0.57% and 66.12%, respectively. In light of the level of nonperforming assets to total assets and the nature of these assets, management believes that the allowance for loan losses is adequate. While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments to the allowance for loan losses, and net earnings could be significantly affected, if circumstances differ substantially from the assumptions used in making the final determination.

         The following table sets forth an analysis of the Corporation's allowance for loan losses.

                                           Year ended June 30,
                                -----------------------------------------------
                                2002      2001      2000        1999      1998
                                ----      ----      ----        ----      ----
                                          (dollars in thousands)

Balance at beginning of period  $661      $591      $ 529       $426      $397

Charge-offs
       One- to four-family        --        --         --         --         7
       Construction and
         Development              --        --         --         --        --
       Commercial real estate     --        --         --         --        --
       Multi-family               --        --         --         --        --
       Consumer                    6         5         --         23         8
       Commercial business        --        --         --         --        --
                                ----      ----      -----       ----      ----
                                   6         5         --         23        15
                                ----      ----      -----       ----      ----
Recoveries
       One- to four-family        --        --         --         19        --
       Construction and
         Development              --        --         --         --        --
       Commercial real estate     --        --         --         --        --
       Multi-family               --        --         --         --        --
       Consumer                    1         1          1          3         3
       Commercial business        --        --         --         --        --
                                ----      ----      -----       ----      ----
                                   1         1          1         22         3
                                ----      ----      -----       ----      ----

Net charge-offs                    5         4         (1)         1        12
Additions charged to
  operations                      52        74         61        104        41
                                ----      ----      -----       ----      ----
Balance at end of period        $708      $661      $ 591       $529      $426
                                ====      ====      =====       ====      ====
Ratio of net charge-offs
  during the period to
  average loans outstanding*
  during the period              --%       --%        --%        --%      0.01%
                                ====      ====      =====       ====      ====
Ratio of net charge-offs
  during the period to
  nonperforming assets at the
  end of the period             0.48%     0.33%     (0.10)%     0.08%     1.33%
                                ====      ====      =====       ====      ====


* Calculated net of deferred loan fees, loan discounts, loans in process and allowance for loan losses.

The distribution of the Corporation's allowance for losses on loans at the dates indicated is summarized as follows:

                                                                       June 30,
                             -------------------------------------------------------------------------------------------
                                          2002                            2001                         2000
                             ---------------------------    ---------------------------    -----------------------------
                             Allowance  Category   Loans    Allowance   Category   Loans   Allowance  Category     Loans
                             ---------  --------   -----    ---------   --------   -----   ---------  --------     -----
One- to four-family             $411    $ 96,007   76.94%      $416     $ 96,718   78.14%    $388     $ 92,117     77.72%
Construction and development      21       7,097    5.69         18        6,131    4.95       20        8,088      6.82
Commercial real estate            31      10,111    8.10         29       10,025    8.10       25       10,048      8.48
Multi-family                       6       1,913    1.53          3        1,239    1.00        3        1,300      1.10
Land                               6       1,310    1.05          4        1,370    1.11        3          992      0.84
Consumer                         113       4,625    3.71        111        4,658    3.76       94        3,571      3.01
Commercial business              120       3,717    2.98         80        3,630    2.94       58        2,406      2.03
Unallocated                       --          --      --         --           --      --       --           --     --
                                ----    --------  ------       ----     --------  ------     ----     --------    ------

       Total                    $708    $124,780  100.00%      $661     $123,771  100.00%    $591     $118,522    100.00
                                ====    ========  ======       ====     ========  ======     ====     ========    ======


                                                          June 30,
                               -----------------------------------------------------------------
                                             1999                               1998
                               -----------------------------     -------------------------------
                               Allowance   Category    Loans     Allowance    Category    Loans
                               ---------   --------    -----     ---------    --------    -----
One- to four-family              $346     $ 84,166     79.51%       $335      $79,691     82.37%
Construction and development       13        5,930      5.60          16        6,776      7.00
Commercial real estate             32        9,408      8.89          15        6,608      6.83
Multi-family                        4        1,359      1.28           2          655      0.68
Land                                3          867      0.82           2          868      0.90
Consumer                          103        2,738      2.59          56        2,053      2.12
Commercial business                28        1,393      1.31          --          101      0.10
Unallocated                        --           --     --             --           --        --
                                 ----     --------    ------        ----      -------    ------

       Total                     $529     $105,861    100.00%       $426      $96,752    100.00%
                                 ====     ========    ======        ====      =======    ======

Investment Activities

         As part of its asset/liability management strategy, the Corporation invests in U.S. Government and agency obligations and mortgage-backed securities to supplement its lending activities. The Association's investment policy also allows for investments in overnight funds and certificates of deposit. The Association may consider the expansion of investments into other securities if deemed appropriate. At June 30, 2002, the Corporation did not own any securities of a single issuer that exceeded 10% of the Association's equity, other than U.S. Government or federal agency obligations. See Note 2 of the Notes to the Consolidated Financial Statements for additional information regarding the Association's securities portfolio.

         As of June 30,  2002  the  Corporation  had  securities  totaling  $3.5 million classified as available for sale while there were no securities classified as held to maturity. As future securities are acquired, the Corporation may elect to classify them as either available for sale or held to maturity.

The following table sets forth the composition of the Corporation's investments in securities and time deposits at the dates indicated.

                                                                             June 30,
                                                ---------------------------------------------------------------
                                                          2002                 2001                 2000
                                                          ----                 ----                 ----

                                                 Carrying      % of    Carrying    % of    Carrying     % of
                                                   Value       Total    Value      Total    Value       Total
                                                 --------      -----   --------    -----   --------     ------
                                                                      (dollars in thousands)
Securities and time deposits
  Federal agency obligations available for sale    $3,526      70.51%   $3,002     68.24%   $3,896      41.15%
  Time deposits                                        --         --        --        --        --         --
                                                   ------     ------    ------    ------    ------     ------
         Subtotal                                   3,526      70.51     3,002     68.24     3,896      41.15

Mortgage-backed securities                             --         --        --        --     4,550      48.05
FHLB stock                                          1,475      29.49     1,397     31.76     1,023      10.80
  Total securities, time deposits,                 ------     ------    ------    ------    ------     ------
    mortgage-backed securities and FHLB stock      $5,001     100.00%   $4,399    100.00%   $9,469     100.00%
                                                   ======     ======    ======    ======    ======     ======

Average remaining life of securities               4.39 years           5.93 years          4.86 years
Other interest-earning assets
  Interest-bearing deposits with banks             $3,771       82.5%   $4,335     81.26%   $  885      63.91%
  Overnight deposits                                  800       17.5     1,000     18.74       500      36.09
                                                   ------     ------    ------    ------    ------     ------
           Total                                   $4,571     100.00%   $5,335    100.00%   $1,385     100.00%
                                                   ======     ======    ======    ======    ======     ======

The composition and maturities of the time deposit and securities portfolios, excluding FHLB stock, are indicated in the following table.

                                                                    June 30, 2002
                              -----------------------------------------------------------------------------------------------
                               Less than 1 year          1 to 5 years           5 to 10 years             Total Securities
                              -------------------    --------------------    ---------------------     ----------------------
                              Amortized     Fair      Amortized    Fair       Amortized      Fair      Amortized       Fair
                                Cost       Value        Cost       Value         Cost        Value        Cost         Value
                                ----       -----        ----       -----         ----        -----        ----         -----
                                                                  (dollars in thousands)
Federal agency obligations
       available for sale     $    --    $     --   $   2,500    $   2,506    $   1,000    $   1,020    $   3,500    $   3,526
                              =======    ========    =========   =========    =========    =========    =========    =========
Weighted average yield             --%         --%       4.19%        4.19%        6.16%        6.16%        4.75%        4.75%


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

The following table sets forth the savings flows at the Corporation during the periods indicated.

                                         Year Ended June 30,
                                 -------------------------------------
                                  2002           2001           2000
                                  ----           ----           ----
                                        (dollars in thousands)

Opening balance                $  91,341      $  93,057      $  84,310
Deposits                         134,335        119,868        123,137
Withdrawals                     (134,420)      (125,698)      (118,056)
Interest credited                  3,531          4,114          3,666
                               ---------      ---------      ---------
Ending balance                 $  94,787      $  91,341      $  93,057
                               =========      =========      =========

Net increase (decrease)        $   3,446      $  (1,716)     $   8,747
                               =========      =========      =========

Percent increase (decrease)         3.77%         (1.84)%        10.37%
                               =========      =========      =========

The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Corporation at the dates indicated.


                                                                                  June 30,
                                          ---------------------------------------------------------------------------
                                                           2002                    2001                   2000
                                                     ------------------      ------------------    ------------------
                                          Weighted
                                          Average
                                          Rate at               Percent                Percent                Percent
                                          June 30,                of                     of                     of
                                           2002      Amount      Total        Amount    Total       Amount      Total
                                           ----      ------      -----        ------    -----       ------      -----
                                                                            (dollars in thousands)
Transactions and savings deposits
       Noninterest-bearing demand             --%    $   850      0.90%      $   662     0.73%      $   871      0.93%
       Savings account                      1.98      23,949     25.24        19,354    21.18        18,889     20.29
       NOW accounts                         0.74       6,614      6.97         5,817     6.36         4,940      5.31
       Money market accounts                1.90       2,887      3.04         1,713     1.87         1,563      1.68
                                                     -------    ------       -------   ------       -------    ------
              Total noncertificates         1.68      34,300     36.15        27,546    30.14        26,263     28.21
                                                     -------    ------       -------   ------       -------    ------

Certificates
       2.00 - 3.99%                         2.68      20,966     22.10           195     0.21            --        --
       4.00 - 5.99%                         4.76      17,366     18.31        21,288    23.29        23,528     25.27
       6.00 - 7.99%                         6.79      22,155     23.35        42,312    46.30        43,266     46.48
                                                     -------    ------       -------   ------       -------    ------
              Total certificates            4.78      60,487     63.76        63,795    69.80        66,794     71.75
                                                     -------    ------       -------   ------       -------    ------
              Accrued interest                            81      0.09            50     0.06            35      0.04
                                                     -------    ------       -------   ------       -------    ------
              Total deposits                3.66%    $94,868    100.00%      $91,391   100.00%      $93,092    100.00%
                                            ====     =======    ======       =======   ======       =======    ======

The following table shows rate and maturity information for the Corporation's certificates of deposit as of June 30, 2002.

                                       2.00-       4.00-        6.00-                      Percent
                                       3.99%       5.99%        7.99%        Total         of Total
                                       -----       -----        -----        -----         --------
                                                       (dollars in thousands)
Certificate accounts maturing in
  quarter ending
       September 30, 2002            $ 3,360      $ 7,273      $ 3,502      $14,135         23.37%
       December 31, 2002               3,490        1,749        3,921        9,160         15.14
       March 31, 2003                  2,592          596        3,079        6,267         10.36
       June 30, 2003                   3,592          248        3,362        7,202         11.91
       September 30, 2003              2,941        1,617        1,762        6,320         10.45
       December 31, 2003               1,152        1,497        2,044        4,693          7.76
       March 31, 2004                    642        1,387           45        2,074          3.43
       June 30, 2004                   1,581          183          415        2,179          3.60
       September 30, 2004                594           41          532        1,167          1.93
       December 31, 2004                 726           --          186          912          1.51
       March 31, 2005                    113           20          172          305          0.50
       June 30, 2005                      61           27          695          783          1.29
       September 30, 2005                 --           51        1,113        1,164          1.92
       December 31, 2005                  19           71        1,226        1,316          2.18
       March 31, 2006                     33           82          101          216          0.36
       June 30, 2006                      25          253           --          278          0.46
       September 30, 2006                 --           65           --           65          0.11
       December 31, 2006                  14          122           --          136          0.22
       March 31, 2007                     31           --           --           31          0.05
       June 30, 2007                      --        2,084           --        2,084          3.45
                                     -------      -------      -------      -------        ------
              Total                  $20,966      $17,366      $22,155      $60,487        100.00%
                                     =======      =======      =======      =======        ======

              Percent of total         34.66%       28.71%       36.63%


         At June 30, 2002, the Association had approximately $5.5 million in certificate accounts in amounts of $100,000 or more maturing as follows:

                                                        Weighted
                                                         Average
         Maturity Period                    Amount        Rate
         ---------------                    ------        ----
                                           (dollars in thousands)

Three months or less                        $1,533        4.16%
Over three through six months                1,042        5.67
Over six through 12 months                   1,394        3.78
Over 12 months                               1,567        5.76
                                            ------        ----
       Total                                $5,536        4.80%
                                            ======        ====

         For additional information regarding Corporation's deposits, see Note 7 of Notes to Consolidated Financial Statements.

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

         The following table sets forth the maximum month-end balance and average balance of FHLB advances for the periods indicated.

                                                                     Year Ended June 30,
                                                                     -------------------
                                                                 2002       2001        2000
                                                                 ----       ----        ----
                                                                   (dollars in thousands)
        Balance at end of period
               FHLB advances                                   $22,456     $25,475     $19,000
        Maximum balance at any month-end during the period
               FHLB advances                                    25,462      26,500      19,800

        Average balance for the period
               FHLB advances                                    24,836      23,477      17,603
               Weighted average rate                              6.05%       6.42%       6.11%

Service Corporations

         As a federally chartered savings association, the Association is permitted by OTS regulations to invest up to 2% of its assets, or $2.7 million at June 30, 2002 in the stock of, or loans to, service corporation subsidiaries. As of such date, the Association had no investments in service corporations.


                                   REGULATION

General

         The Association is a federally chartered savings association, the deposits of which are federally insured and backed by the full faith and credit of the United States Government up to applicable limits. The Association is subject to broad federal regulation and oversight extending to all its operations, principally by its primary federal regulator, the OTS. The Association is a member of the FHLB of Cincinnati and is subject to certain limited regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). As the savings and loan holding company of the Association, Peoples also is subject to federal regulation and oversight, principally by the OTS. The purpose of the regulation of Peoples and other savings and loan holding companies is to protect subsidiary savings associations. The Association is a member of the SAIF, which together with the Bank Insurance Fund (the "BIF") are the two deposit insurance funds administered by the FDIC. As a result, the FDIC has certain regulatory and examination authority over the Association.

         Certain of these regulatory requirements and restrictions are discussed below or elsewhere in this document.

Federal Regulation of Savings Associations

         The OTS has extensive authority over the operations of savings associations, such as the Association. As part of this authority, the Association is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS examination of the Association was as of June 30, 2001. When these examinations are conducted by the OTS and the FDIC, the examiners may require the Association to provide for higher general or specific loan loss reserves. All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the OTS. The Association's OTS assessment for the fiscal year ended June 30, 2002 was $41,000.

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

         In addition, the investment, lending and branching authority of the Association is prescribed by federal law and it is prohibited from engaging in any activities not permitted by such laws. For example, the permissible level of investment by federal associations, subject to safety and soundness restrictions, (1) in loans secured by non-residential real property may not exceed 400% of total capital, (2) in commercial loans may not exceed 20% of assets, provided that amounts in excess of 10% of assets may only be small business loans, (3) related to leasing of tangible personal property may not exceed 10% of assets, and (4) in loans for personal, family and household purposes when combined with commercial paper and corporate debt securities, may not exceed 35% of assets. Federal savings associations are also generally authorized to branch nationwide. The Association is in compliance with the noted restrictions. Federal associations such as the Association may designate under which investment authority (or basket) it made a loan or investment if that loan or investment is authorized under different sections of the law.

         The Association's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At June 30, 2002, the Association's lending limit under this restriction was $2.15 million. The Association is in compliance with the loans-to-one-borrower limitation.

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

         The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period. As of June 30, 2002, the Association was designated as a well-capitalized institution.

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

         The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. At June 30, 2002, the Association did not have any intangible assets.

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

         At June 30, 2002, the Association had tangible capital of $14.4 million, or 10.6% of adjusted total assets, which is approximately $12.3 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

         The capital standards also effective require core capital equal to at least 4% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card receivables. At June 30, 2002, the Association had core capital equal to $14.4 million, or 10.6% of adjusted total assets, which is $9.0 million above the minimum leverage ratio requirement of 4% as in effect on that date.

         The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At June 30, 2002, the Association had $708,000 of general loss reserves, which was less than 1.25% of risk-weighted assets.

         Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. The Association had no such exclusions from capital and assets at June 30, 2002.

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

         On June 30, 2002, the Association had total capital of $15.1 million (including $14.4 million in core capital and $708,000 in qualifying supplementary capital) and risk-weighted assets of $88.1 million, or total capital of 17.1% of risk-weighted assets. This amount was $8.0 million above the 8% requirement in effect on that date.

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

Limitations on Dividends and Other Capital Distributions

         OTS regulations impose various restrictions on savings associations with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. Assuming the absence of supervisory problems, OTS regulations generally permit a federal savings association to pay dividends in any calendar year equal to net income for that year plus retained earnings for the preceding two years less any dividends paid. Based upon dividends the Association has paid to the Peoples, no additional dividends may be paid by the Association to the Peoples without OTS approval.

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

         Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If an association does not requalify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to the BIF. If such an association has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national bank branching rights in its home state. In addition, the association is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends. If such association has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in prepayment penalties. If any association that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. See -"Regulation of Peoples."

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

         Peoples' stock held by persons who are affiliates (generally officers, directors and principal stockholders) of Peoples may not be resold without registration unless sold in accordance with certain resale restrictions. If Peoples meets specified current public information requirements, each affiliate of Peoples is able to sell in the public market, without registration, a limited number of shares in any three-month period.

Federal Reserve System

         The Federal Reserve Board requires all depository institutions to maintain noninterest-bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At June 30, 2002, the Association was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "-Liquidity."

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

         As a member, the Association is required to purchase and maintain stock in the FHLB of Cincinnati. At June 30, 2002, the Association had $1,475,000 in FHLB stock, which was in compliance with this requirement.

         For the year ended June 30, 2002, dividends paid by the FHLB of Cincinnati to the Association totaled $77,600, which constitutes a $15,000 decrease over the amount of dividends received in fiscal year 2001. The $17,300 dividend for the quarter ended June 30, 2002 reflects an annualized rate of 4.75%.

Federal and State Taxation

         In addition to the regular income tax, corporations, including savings associations such as the Association, generally are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation's regular taxable income (with certain adjustments) and tax preference items, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax and net operating losses can offset no more than 90% of alternative minimum taxable income. However, as provided in the Job Creation and Worker Assistance Act of 2002, this 90% limitation does not apply to net operating losses originated in tax years ending during calendar years 2001 and 2002.

         A portion of the Association's reserves for losses on loans may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of June 30, 2002, the portion of the Association's reserves subject to this treatment for tax purposes totaled approximately $2.2 million.

         Peoples and the Association file consolidated federal income tax returns on a fiscal year basis using the accrual method of accounting.

         The Corporation has been audited by the IRS, or the statute of limitations for assessment has closed, with respect to federal income tax returns through June 30, 1998. With respect to years examined by the IRS, either all deficiencies have been satisfied or sufficient reserves have been established to satisfy asserted deficiencies. In the opinion of management, any examination of still open returns (including returns of subsidiaries and predecessors of, or entities merged into the Corporation) would not result in a deficiency that could have a material adverse effect on the financial condition of the Corporation.

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

Impact of New Accounting Standards

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which addresses the accounting for such assets arising from prior and future business combinations. Upon the adoption of this Statement, goodwill arising from business combinations will no longer be amortized, but rather will be assessed regularly for impairment, with any such impairment recognized as a reduction to earnings in the period identified. Other identified intangible assets, such as core deposit intangible assets, will continue to be amortized over their estimated useful lives. The Corporation was required to adopt this Statement on July 1, 2002. The adoption of this Statement did not have an impact on the Corporation's financial statements, as it does not have any intangible assets.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which amends SFAS No. 121 by addressing business segments accounted for as a discontinued operation under Accounting Principles Board Opinion No. 30. This Statement was effective beginning July 1, 2002. The effect of this Statement on the financial position and results of operations of the Corporation was not material.

         The FASB also recently issued SFAS No. 145 and SFAS No. 146. SFAS 145 covers debt extinguishments and leases, and made some minor technical corrections. Gains and losses on extinguishments of debt, always treated as an extraordinary item under a previous standard, will no longer be considered extraordinary, except under very limited conditions. If a capital lease is modified to an operating, it will be treated as a sale-leaseback instead of a new lease. SFAS No. 146 covers accounting for costs associated with exit or disposal activities, such as lease termination costs or employee severance costs. The Statement replaces Emerging Issues Task Force ("EITF") 94-3, and is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. It requires these costs to be recognized when they are incurred rather than at date of commitment to an exit or disposal plan. The Corporation does not expect the adoption of these Standards to have a material effect.

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

Employees

         At June 30, 2002, the Association had a total of 29 full-time employees, 12 of whom have been employed by the Association for at least 10 years, and 8 part-time employees. None of the Association's employees are represented by any collective bargaining group. Management considers its employee relations to be good.

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

         David R. Fogt. Mr. Fogt, age 51, is Vice President of Operations and Financial Services of the Association. He is responsible for the overall administration of the Association with direct responsibilities in consumer lending and asset and liability management. He has been employed by the Association since 1983.

         Gary N. Fullenkamp. Mr. Fullenkamp, age 46, is Vice President of Mortgage Loans and Corporate Secretary of the Association. He is responsible for mortgage lending operations of the Association, including underwriting and processing of mortgage loan activity. He has been employed by the Association since 1979.

         Debra A. Geuy. Mrs. Geuy, age 44, is Chief Financial Officer and Treasurer of the Association. She is responsible for overseeing the financial functions of the Association. She has been employed by the Association since 1978.

ITEM 2 - DESCRIPTION OF PROPERTY

         The following table sets forth information concerning the main and branch offices and a drive-in facility of the Association at June 30, 2002. The Association believes that its current facilities are adequate. The Association also maintains a 24-hour ATM at its main and both branch office locations.

                                                                      Net Book
                                                                      Value at
                                             Year          Owned       June 30,
                                            Opened       or Leased       2002
                                            ------       ---------       ----
        Main Office
               101 East Court Street         1917          Owned     $ 239,300
               Sidney, Ohio  45365

        Drive-In
               232 South Ohio Avenue         1971          Owned     $ 158,500
               Sidney, Ohio  45365

        Anna Branch
               403 South Pike Street         1998          Owned     $ 577,490
               Anna, Ohio  45302

        Jackson Center Branch
               115 East Pike Street          1998          Leased    $  74,302
               Jackson Center, Ohio 45334

        Sidney Wal-Mart Branch
               2400 West Michigan Avenue     2001          Leased    $ 195,708
               Sidney, Ohio  45365

         The Association's depositor and borrower customer files are maintained by an independent data processing company. The net book value of the data processing and computer equipment utilized by the Association at June 30, 2002 was approximately $261,844.


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


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended June 30, 2002.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND
  RELATED SHAREHOLDER MATTERS

         Page 4 of Peoples' 2002 Annual Report to Stockholders, attached hereto as Exhibit 13, is incorporated herein by reference.


ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
  FINANCIAL CONDITION AND RESULTS OF OPERATION

         Pages 8 through 19 of the Peoples' 2002 Annual Report to Stockholders, attached hereto as Exhibit 13, are incorporated herein by reference.


ITEM 7 - FINANCIAL STATEMENTS

         Pages 21 through 47 of the Peoples' 2002 Annual Report to Stockholders, attached hereto as Exhibit 13, are incorporated herein by reference.


ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
  ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  Not applicable.

                                    PART III


ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
  PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors

         Information concerning directors of Peoples is incorporated herein by reference from Peoples' definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2002, which was filed with the SEC on September 10, 2002.

Executive Officers

         Information concerning the executive officers of Peoples who are not directors is incorporated by reference from Part I of this Form 10-KSB under the caption "Executive Officers of the Registrant Who Are Not Directors."

Section 16(a) Beneficial Ownership Reporting Compliance

         Information concerning compliance with Section 16(a) reporting requirements by Peoples' directors and executive officers is incorporated herein by reference from the Peoples' definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2002, which was filed with the SEC on September 10, 2002.


ITEM 10 - EXECUTIVE COMPENSATION

         Information concerning executive compensation is incorporated herein by reference from Peoples' definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2002, which has been filed with the SEC on September 10, 2002.


ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
  AND MANAGEMENT AND RELATED STOCKHOLDERS

         Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from Peoples' definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2002, which has been filed with the SEC on September 10, 2002.

         The following table provides information as of June 30, 2002 related to our equity compensation plans in effect at that time.


                                  Equity Compensation Plan Information

--------------------------------------------------------------------------------------------------------
                                  (a)                     (b)                      (c)
------------------------  ----------------------  --------------------  --------------------------------

                                                                           Number of securities
                                                                           remaining available for
                          Number of securities                             future issuance under
                          to be issued upon       Weighted-average         equity compensation
                          exercise of             exercise price of        plans (excluding securities
Plan Category             outstanding options     outstanding options      reflected in column (a))
------------------------  ----------------------  --------------------  --------------------------------
Equity compensation
plans approved by
security holders.         140,824                  $16.03                 37,714
------------------------  ----------------------  --------------------  --------------------------------


ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and related transactions is incorporated herein by reference from Peoples' definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2002, which has been filed with the SEC on September 10, 2002.

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K



(a)    EXHIBITS
                                                                                    Incorporation
                                                                                         by
                                                                                    Reference to
    Regulation S-B                                                                 Prior Filing or
       Exhibit                                                                     Exhibit Number
       Number                      Description of Document                         Attached Hereto
       ------                      -----------------------                         ---------------
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

        10.4    401(k) Plan                                                               *

        10.5    Incentive Bonus Plan                                                      *

        10.6    Peoples-Sidney Financial Corporation Amended and Restated 1998
                Stock Option and Incentive Plan                                          **

        10.7    Peoples-Sidney Financial Corporation Amended and Restated 1998
                Management Recognition Plan                **

        11      Statement re: computation of per-share earnings                 See Note 16 to the Consolidated
                                                                                Financial Statements on page F-44
                                                                                  of the 2002 Annual Report
                                                                                 Stockholders attached hereto
                                                                                        as Exhibit 13

        13      Annual report to Stockholders                                            13

        21      Subsidiaries of Registrant                                               21

        23      Consents of experts and counsel                                          23

        99.1    Certification of the Chief Executive Officer Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002                          99.1

        99.2    Certification of the Chief Financial Officer Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002                          99.2


* Filed as an exhibit to the Registrant's Form S-1 registration statement (File No. 333-20461) and incorporated herein by reference.

** Filed as an exhibit to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1999 (File No. 0-22223) and incorporate herein by reference.




(b)           REPORTS ON FORM 8-K

         During the quarter ended June 30, 2002, Peoples filed one Current Report on Form 8-K. On April 16, 2002, under Item 5 therein, Peoples reported the issuance of a press release announcing Peoples earnings for the quarter ended March 31, 2002 and the declaration of a cash dividend.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the under signed, thereunto duly authorized.

                  September 26, 2002   PEOPLES-SIDNEY FINANCIAL CORPORATION
                       Date
                                       By:   /s/ DOUGLAS STEWART
                                             -----------------------------
                                             Douglas Stewart
                                             President, CEO and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on September 27, 2002.

                                   Signatures

/s/ DOUGLAS STEWART                               /s/ JAMES W. KERBER
------------------------                          -------------------
Douglas Stewart                                   James W. Kerber
Douglas Stewart, President, CEO and Director      Director


/s/ RICHARD T. MARTIN                             /s/ JOHN W. SARGEANT
--------------------------                        ---------------------
Richard T. Martin                                 John W. Sargeant
Chairman of the Board                             Director


/s/ HARRY N. FAULKNER                             /s/ DEBRA A. GEUY
---------------------                             ------------------
Harry N. Faulkner                                 Debra A. Geuy
Director                                          Chief Financial Officer and Treasurer


                                  Certification
  (Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended)

I, Douglas Stewart, certify that:

1. I have reviewed this annual report on Form 10-KSB of Peoples-Sidney Financial Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


Date: September 26, 2002

                                                      /s/ Douglas Stewart
                                                      ---------------------
                                                      Douglas Stewart
                                                      Chief Executive Officer

                                  Certification
  (Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended)

I, Debra Geuy, certify that:

1. I have reviewed this annual report on Form 10-KSB of Peoples-Sidney Financial Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


Date: September 26, 2002                            /s/ Debra A. Geuy
                                                    -----------------
                                                    Debra A. Geuy
                                                    Chief Financial Officer