Form 10QSB
period 2002-09-30
PEOPLES SIDNEY FINANCIAL CORP
filed 2002-11-14
CIK 1031340

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

 (Mark One)

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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


As of November 8, 2002, the latest practicable date, 1,448,302 shares of the issuer's common shares, $.01 par value, were issued and outstanding.


Transitional Small Business Disclosure Format (Check One):

Yes    [ ]       No   [X]

                      PEOPLES-SIDNEY FINANCIAL CORPORATION

                                      INDEX

                                                                                              Page
                                                                                              ----
PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements (Unaudited)

           Consolidated Balance Sheets....................................................      3

           Consolidated Statements of Income .............................................      4

           Consolidated Statements of Comprehensive Income................................      5

           Condensed Consolidated Statements of Changes in Shareholders' Equity...........      6

           Consolidated Statements of Cash Flows .........................................      7

           Notes to Consolidated Financial Statements ....................................      8

  Item 2.  Management's Discussion and Analysis...........................................     15

  Item 3.  Controls and Procedures........................................................     20


Part II - Other Information

  Item 1.  Legal Proceedings..............................................................     21

  Item 2.  Changes in Securities..........................................................     21

  Item 3.  Defaults Upon Senior Securities................................................     21

  Item 4.  Submission of Matters to a Vote of Security Holders............................     21

  Item 5.  Other Information..............................................................     21

  Item 6.  Exhibits and Reports on Form 8-K...............................................     21


SIGNATURES ...............................................................................     22

CERTIFICATIONS............................................................................     23



-------------------------------------------------------------------------------------------------

                                                                                               2.

                                          PEOPLES-SIDNEY FINANCIAL CORPORATION
                                               CONSOLIDATED BALANCE SHEETS
                                                      (Unaudited)

-------------------------------------------------------------------------------------------------------------------

Item 1.  Financial Statements
         --------------------
                                                                                 September 30,          June 30,
                                                                                     2002                 2002
                                                                                     ----                 ----
ASSETS
Cash and due from financial institutions                                        $     1,054,627    $      1,018,337
Interest-bearing deposits in other financial institutions                             3,774,985           3,770,677
Overnight deposits                                                                      300,000             800,000
                                                                                ---------------    ----------------
     Total cash and cash equivalents                                                  5,129,612           5,589,014
Securities available for sale                                                         4,044,320           3,525,750
Federal Home Loan Bank stock                                                          1,492,200           1,474,600
Loans, net                                                                          119,637,189         121,224,773
Accrued interest receivable                                                             887,076             834,744
Premises and equipment, net                                                           1,980,524           2,028,995
Real estate owned                                                                        76,537                  --
Other assets                                                                            142,262             176,432
                                                                                ---------------    ----------------

     Total assets                                                               $   133,389,720    $    134,854,308
                                                                                ===============    ================

LIABILITIES
Deposits                                                                        $    92,772,531    $     94,786,623
Borrowed funds                                                                       22,883,387          22,455,813
Accrued interest payable and other liabilities                                          411,882             417,664
                                                                                ---------------    ----------------
     Total liabilities                                                              116,067,800         117,660,100

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value, 500,000 shares
  authorized, none issued and outstanding                                                    --                  --
Common stock, $.01 par value, 3,500,000 shares
  authorized, 1,785,375 shares issued                                                    17,854              17,854
Additional paid-in capital                                                           10,690,207          10,689,800
Retained earnings                                                                    11,461,410          11,371,950
Treasury stock, 326,228 and 321,228 shares, at cost                                  (3,763,717)         (3,703,717)
Unearned employee stock ownership plan shares                                          (985,997)         (1,023,928)
Unearned management recognition plan shares                                            (127,088)           (174,746)
Accumulated other comprehensive income                                                   29,251              16,995
                                                                                ---------------    ----------------
     Total shareholders' equity                                                      17,321,920          17,194,208
                                                                                ---------------    ----------------

     Total liabilities and shareholders' equity                                 $   133,389,720    $    134,854,308
                                                                                ===============    ================

-------------------------------------------------------------------------------------------------------------------

                                See accompanying notes to consolidated financial statements.

                                                                                                                 3.

                                          PEOPLES-SIDNEY FINANCIAL CORPORATION
                                            CONSOLIDATED STATEMENTS OF INCOME
                                                      (Unaudited)

-------------------------------------------------------------------------------------------------------------------

                                                                                          Three Months Ended
                                                                                             September 30,
                                                                                       2002               2001
                                                                                       ----               ----
Interest income
     Loans, including fees                                                        $    2,199,268    $     2,407,543
     Securities                                                                           45,270             49,806
     Demand, time and overnight deposits                                                   6,407             41,724
     Dividends on Federal Home Loan Bank stock                                            17,655             24,652
                                                                                  --------------    ---------------
         Total interest income                                                         2,268,600          2,523,725

Interest expense
     Deposits                                                                            829,403          1,164,302
     Borrowed funds                                                                      331,708            388,578
                                                                                  --------------    ---------------
         Total interest expense                                                        1,161,111          1,552,880
                                                                                  --------------    ---------------

Net interest income                                                                    1,107,489            970,845

Provision for loan losses                                                                 16,329             15,462
                                                                                  --------------    ---------------

Net interest income after provision for loan losses                                    1,091,160            955,383

Noninterest income
     Service fees and other charges                                                       33,501             32,889

Noninterest expense
     Compensation and benefits                                                           427,125            407,162
     Director fees                                                                        24,300             24,300
     Occupancy and equipment                                                             112,011            107,682
     Computer processing expense                                                          62,988             63,710
     State franchise taxes                                                                45,138             47,569
     Professional fees                                                                    25,415             24,079
     Other                                                                                89,354             91,583
                                                                                  --------------    ---------------
         Total noninterest expense                                                       786,331            766,085
                                                                                  --------------    ---------------

Income before income taxes                                                               338,330            221,187

Income tax expense                                                                       125,400             84,600
                                                                                  --------------    ---------------

Net income                                                                        $      212,930    $       137,587
                                                                                  ==============    ===============

Earnings per common share - basic                                                 $         0.16    $         0.10
                                                                                  ==============    ==============

Earnings per common share - diluted                                               $         0.16    $         0.10
                                                                                  ==============    ==============

-------------------------------------------------------------------------------------------------------------------

                                See accompanying notes to consolidated financial statements.

                                                                                                                 4.

                                    PEOPLES-SIDNEY FINANCIAL CORPORATION
                               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                  (Unaudited)

----------------------------------------------------------------------------------------------------------------

                                                                                   Three Months Ended
                                                                                      September 30,
                                                                                      -------------
                                                                                  2002              2001
                                                                                  ----              ----

Net income                                                                   $      212,930    $     137,587

Other comprehensive income
     Unrealized holding gains on
       available-for-sale securities                                                 18,570           53,460
     Tax effect                                                                      (6,314)         (18,176)
                                                                             --------------    -------------
         Other comprehensive income                                                  12,256           35,284
                                                                             --------------    -------------

Comprehensive income                                                         $      225,186    $     172,871
                                                                             ==============    =============







----------------------------------------------------------------------------------------------------------------

                            See accompanying notes to consolidated financial statements.

                                                                                                              5.

                                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                               CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
                                             SHAREHOLDERS' EQUITY
                                                  (Unaudited)

--------------------------------------------------------------------------------------------------------------------

                                                                                             Three Months
                                                                                          Ended September 30,
                                                                                          -------------------
                                                                                      2002                 2001
                                                                                      ----                 ----

Balance, beginning of period                                                    $    17,194,208    $     17,149,613

Net income for period                                                                   212,930             137,587

Cash dividends, $.09 per share in 2002 and $.08 per share in 2001                      (123,470)           (112,622)

Purchase of 5,000 and 12,000 shares of treasury stock in 2002 and
  2001, at cost                                                                         (60,000)           (119,350)

Commitment to release 2,856 management recognition plan
  shares in 2002 and 2001                                                                47,658              47,658

Commitment to release 3,233 and 3,378 employee stock ownership
  plan shares in 2002 and 2001, at fair value                                            38,338              32,958

Change in fair value on securities available for sale, net of tax                        12,256              35,284
                                                                                ---------------    ----------------

Balance, end of period                                                          $    17,321,920    $     17,171,128
                                                                                ===============    ================





--------------------------------------------------------------------------------------------------------------------

                            See accompanying notes to consolidated financial statements.

                                                                                                                  6.

                                           PEOPLES-SIDNEY FINANCIAL CORPORATION
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (Unaudited)

---------------------------------------------------------------------------------------------------------------------

                                                                                          Three Months Ended
                                                                                             September 30,
                                                                                             -------------
                                                                                       2002               2001
                                                                                       ----               ----
Cash flows from operating activities
     Net income                                                                   $      212,930    $       137,587
     Adjustments to reconcile net income to net cash from
       operating activities
         Depreciation                                                                     51,713             52,792
         Provision for loan losses                                                        16,329             15,462
         FHLB stock dividends                                                            (17,600)           (24,600)
         Compensation expense for ESOP shares                                             38,338             32,958
         Compensation expense for MRP shares                                              47,658             47,658
         Change in
              Accrued interest receivable and other assets                               (18,162)            37,503
              Accrued expense and other liabilities                                      (12,096)            (7,798)
              Deferred loan fees                                                           3,647             22,969
                                                                                  --------------    ---------------
                  Net cash from operating activities                                     322,757            314,531

Cash flows from investing activities
     Purchases of time deposits in other financial institutions                               --           (300,000)
     Proceeds from maturities/calls of securities available for sale                          --            500,000
     Purchases of securities available for sale                                         (500,000)                --
     Net change in loans                                                               1,491,071         (1,920,500)
     Premises and equipment expenditures                                                  (3,242)          (182,582)
                                                                                  --------------    ---------------
              Net cash from investing activities                                         987,829         (1,903,082)

Cash flows from financing activities
     Net change in deposits                                                           (2,014,092)         3,152,933
     Repayments of long-term FHLB advances                                               (72,426)          (114,710)
     Net change in short-term FHLB advances                                              500,000                 --
     Cash dividends paid                                                                (123,470)          (112,622)
     Purchase of treasury stock                                                          (60,000)          (119,350)
                                                                                  --------------    ---------------
         Net cash from financing activities                                           (1,769,988)         2,806,251
                                                                                  --------------    ---------------

Net change in cash and cash equivalents                                                 (459,402)         1,217,700

Cash and cash equivalents at beginning of period                                       5,589,014          6,350,895
                                                                                  --------------    ---------------

Cash and cash equivalents at end of period                                        $    5,129,612    $     7,568,595
                                                                                  ==============    ===============

Supplemental disclosures of cash flow information
     Cash paid during the period for
         Interest                                                                 $    1,213,964    $     1,541,703
         Income taxes                                                                     65,000                 --

Noncash transactions
         Transfer from loans to other real estate owned                           $       76,537    $            --

---------------------------------------------------------------------------------------------------------------------

                              See accompanying notes to consolidated financial statements.

                                                                                                                  7.

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION: The accompanying consolidated financial statements include accounts of Peoples-Sidney Financial Corporation ("Peoples") and its wholly-owned subsidiary, Peoples Federal Savings and Loan Association ("Association"), a federal stock savings and loan association, together referred to as the Corporation. All significant intercompany transactions and balances have been eliminated.

These interim consolidated financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of the Corporation at September 30, 2002 and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions of Form 10-QSB and, therefore, do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances, and should be read in conjunction with the consolidated financial statements and notes thereto of the Corporation for the fiscal year ended June 30, 2002, included in the Corporation's 2002 Annual Report on Form 10-KSB for the fiscal year ended June 30, 2002. Reference is made to the accounting policies of the Corporation described in the notes to consolidated financial statements contained in such report. The Corporation has consistently followed these policies in preparing this Form 10-QSB.

NATURE OF OPERATIONS: The Corporation provides financial services through its main office in Sidney, Ohio, and branch offices in Sidney, Anna and Jackson Center, Ohio. Its primary deposit products are checking, savings and term certificate accounts, and its primary lending products are residential mortgage, commercial and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Substantially all revenues and services are derived from financial institution products and services in Shelby County and contiguous counties. Management considers the Corporation to operate primarily in one segment, banking.

USE OF ESTIMATES: To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and disclosures provided, and future results could differ. The allowance for loan losses and fair values of financial instruments are particularly subject to change.

INCOME TAXES: Income tax expense is based on the effective tax rate expected to be applicable for the entire year. Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between the carrying amounts and tax basis of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

EARNINGS PER COMMON SHARE: Basic earnings per common share ("EPS") is net income divided by the weighted average number of common shares outstanding during the period. Employee stock ownership plan ("ESOP") shares are considered outstanding for this calculation unless unearned. Management recognition plan ("MRP") shares are considered outstanding as they become vested. Diluted EPS shows the dilutive effect of MRP shares and the additional common shares issuable under stock options.
--------------------------------------------------------------------------------

                                  (Continued)

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

NEW ACCOUNTING PRONOUNCEMENTS: In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which addresses the accounting for such assets arising from prior and future business combinations. Upon the adoption of this Statement, goodwill arising from business combinations will no longer be amortized, but rather will be assessed regularly for impairment, with any such impairment recognized as a reduction to earnings in the period identified. Other identified intangible assets, such as core deposit intangible assets, will continue to be amortized over their estimated useful lives. The Corporation was required to adopt this Statement on July 1, 2002. The adoption of this Statement did not have an impact on the Corporation's financial statements, because the Corporation does not have any intangible assets.

The FASB issued SFAS No. 143, "Asset Retirement Obligations." The provisions of this standard apply to asset retirements beginning July 1, 2002. The adoption of this standard did not have a material affect on the Corporation's financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which amends SFAS No. 121 by addressing business segments accounted for as a discontinued operation under Accounting Principles Board Opinion No. 30. This Statement was effective July 1, 2002. The effect of this Statement on the financial position and results of operations of the Corporation was not material.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This Statement addresses the timing of recognition of a liability for exit and disposal cost at the time a liability is incurred, rather than at a plan commitment date, as previously required. Exit or disposal costs will be measured at fair value, and the recorded liability will be subsequently adjusted for changes in estimated cash flows. This Statement is required to be effective for exit or disposal activities entered after December 31, 2002, and early adoption is encouraged. The Corporation does not believe this statement will have a material effect on its financial position or results of operations.

SFAS No. 147, "Acquisitions of Certain Financial Institutions" became effective October 1, 2002. This standard requires any unidentifiable intangible asset previously recorded as the result of a business combination to be reclassified as goodwill and the amortization of this asset will cease. The effect of this standard on the financial position and results of operations of the Corporation was not material, as the Corporation does not have any unidentified intangible assets.






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

                                                                         Gross             Gross
                                                       Fair           Unrealized        Unrealized
                                                       Value             Gains            Losses
September 30, 2002                                     -----             -----            ------
------------------
    U.S. Government agencies                       $  4,044,320      $     44,320     $          --
                                                   ============      ============     =============

June 30, 2002
-------------
    U.S. Government agencies                       $  3,525,750      $     28,080     $      (2,330)
                                                   ============      ============     =============

Contractual maturities of securities available for sale at September 30, 2002 were as follows. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                      Fair
                                                                      Value
                                                                      -----

           Due after one year through five years                 $    3,031,530
           Due after five years through ten years                     1,012,790
                                                                 --------------

                                                                 $    4,044,320
                                                                 ==============

No securities were sold during the three-month periods ended September 30, 2002 and 2001. No securities were pledged as collateral at September 30, 2002 or June 30, 2002.









--------------------------------------------------------------------------------

                                  (Continued)

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 3 - LOANS

Loans were as follows.

                                                                    September 30,         June 30,
                                                                        2002                2002
                                                                        ----                ----
     Mortgage loans:
        1-4 family residential                                    $    93,462,789     $   96,006,970
        Multi-family residential                                        1,898,563          1,913,649
        Commercial real estate                                         10,145,604         10,111,114
        Real estate construction and
          development                                                   8,567,243          7,096,855
        Land                                                              879,407          1,309,677
                                                                   --------------     --------------
            Total mortgage loans                                      114,953,606        116,438,265
     Consumer loans                                                     4,488,813          4,625,413
     Commercial loans                                                   3,921,495          3,716,760
                                                                   --------------     --------------
            Total loans                                               123,363,914        124,780,438
     Less:
       Allowance for loan losses                                         (719,000)          (708,000)
       Loans in process                                                (2,672,544)        (2,516,131)
       Deferred loan fees                                                (335,181)          (331,534)
                                                                   --------------     --------------

                                                                   $  119,637,189     $  121,224,773
                                                                   ==============     ==============

Activity in the allowance for loan losses is summarized as follows.

                                                                               Three Months Ended
                                                                                  September 30,
                                                                                  -------------
                                                                                2002          2001
                                                                                ----          ----

     Balance at beginning of period                                        $    708,000    $    660,800
     Provision for losses                                                        16,329          15,462
     Charge-offs                                                                 (5,570)             --
     Recoveries                                                                     241             238
                                                                           ------------    ------------

     Balance at end of period                                              $    719,000    $    676,500
                                                                           ============    ============

Nonperforming loans were as follows:

                                                                           September 30,     June 30,
                                                                                2002           2002
                                                                                ----           ----

     Loans past due over 90 days still on accrual                         $    472,000    $    472,000
     Nonaccrual loans                                                          801,000         598,000

Nonperforming loans include smaller balance homogeneous loans, such as residential mortgage and consumer loans that are collectively evaluated for impairment.

As of September 30, 2002 and June 30, 2002 and for the three months ended September 30, 2002 and 2001, impaired loans were not material.

--------------------------------------------------------------------------------

                                  (Continued)

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 4 - BORROWED FUNDS

At September 30, 2002 and June 30, 2002, the Association had a cash management line of credit enabling it to borrow up to $8,000,000 from the Federal Home Loan Bank of Cincinnati ("FHLB"). All cash management advances have an original maturity of 90 days. The line of credit must be renewed on an annual basis. There were $1,000,000 in outstanding borrowings on this line of credit at September 30, 2002 and $500,000 in outstanding borrowings at June 30, 2002.

As a member of the FHLB system, the Association has the ability to obtain borrowings up to a maximum total of $29,844,000 including the cash management line of credit based upon the Corporation's current FHLB stock ownership. However, the Association can obtain advances up to the lower of 50% of the Association's total assets or 80% of the Association's pledgable residential mortgage loan portfolio by purchasing more FHLB stock. Advances from the Federal Home Loan Bank were as follows.

                                                                   September 30,      June 30,
                                                                       2002             2002
                                                                       ----             ----
    Cash management advance, variable rate
    2.15% at September 30, 2002 and June 30, 2002                 $   1,000,000    $     500,000
    6.13% FHLB fixed-rate advance, due June 25, 2008                  7,000,000        7,000,000
    6.00% FHLB convertible advance, fixed-rate until
      June 2004, due June 11, 2009                                    5,000,000        5,000,000
    6.27% FHLB convertible advance, fixed-rate until
      September 2003, due September 8, 2010                           5,000,000        5,000,000
    5.30% select pay mortgage-matched advance, final
      maturity May 1, 2011                                            1,611,319        1,635,638
    5.35% select pay mortgage-matched advance, final
      maturity July 1, 2011                                           3,272,068        3,320,175
                                                                  -------------    -------------

                                                                  $  22,883,387    $  22,455,813
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

Maturities of FHLB advances for the next fives years and thereafter were as follows.

                  Year ended September 30,
                           2003                                 $    1,891,817
                           2004                                        782,134
                           2005                                        684,461
                           2006                                        597,545
                           2007                                        520,259
                        Thereafter                                  18,407,171
                                                                --------------

                                                                $   22,883,387
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

The contractual amount of financial instruments with off-balance-sheet risk was as follows.

                                                   September 30,                   June 30,
                                                       2002                          2002
                                                       ----                          ----
                                                 Fixed       Variable        Fixed       Variable
                                                 Rate          Rate           Rate          Rate
                                                 ----          ----           ----          ----

      Nonresidential                         $        --   $        --    $   696,000    $       --
      Residential real estate                  1,337,000       143,000        400,000            --
      Interest rates                         5.875-6.75%      6.00-7.50%    6.75-7.00%           --

Commitments to make loans are generally made for a period of 30 days or less. The maximum maturity for fixed-rate loan commitments was 20 years.

The Corporation also had unused commercial and home equity lines of credit approximating $3,857,000 and $3,156,000 at September 30, 2002 and June 30, 2002.

At September 30, 2002 and June 30, 2002, the Association was required to have $1,591,000 and $1,700,000 on deposit with its correspondent banks as a compensating clearing requirement.

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

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 6 - EARNINGS PER SHARE

A reconciliation of the numerators and denominators used in the computation of the basic earnings per common share and diluted earnings per common share is presented below:

                                                                                    Three Months Ended
                                                                                    ------------------
                                                                                       September 30,
                                                                                       -------------
                                                                                    2002           2001
                                                                                    ----           ----
     Basic Earnings Per Common Share

           Net income                                                           $   212,930     $   137,587
                                                                                ===========     ===========

           Weighted average common shares outstanding                             1,459,962       1,506,850
           Less:  Average unallocated ESOP shares                                   (85,646)        (99,085)
           Less:  Average unearned MRP shares                                        (9,045)        (20,469)
                                                                                -----------     -----------
           Weighted average common shares outstanding for
             basic earnings per common share                                      1,365,271       1,387,296
                                                                                ===========     ===========

         Basic earnings per common share                                        $      0.16     $      0.10
                                                                                ===========     ===========

     Diluted Earnings Per Common Share

           Net income                                                           $   212,930     $   137,587
                                                                                ===========     ===========

           Weighted average common shares outstanding for
             basic earnings per common share                                      1,365,271       1,387,296
           Add:  Dilutive effects of average unearned MRP shares                         --              --
           Add:  Dilutive effects of assumed exercises of stock options                  --              --
                                                                                -----------     -----------
           Weighted average common shares and dilutive
             potential common shares outstanding                                  1,365,271       1,387,296
                                                                                ===========     ===========

         Diluted earnings per common share                                      $      0.16     $      0.10
                                                                                ===========     ===========

Unearned MRP shares and stock options granted did not have a dilutive effect on EPS for the three months ended September 30, 2002 and 2001 as the fair value of the MRP shares on the date of grant and the exercise price of outstanding options was greater than the average market price for the period. As of September 30, 2002 and 2001, there were 140,824 options outstanding that were not dilutive.

--------------------------------------------------------------------------------

                                  (Continued)
                                                                             14.

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

Item 2.  Management's Discussion and Analysis
         -------------------------------------

INTRODUCTION

In the following pages, management presents an analysis of the consolidated financial condition of the Corporation as of September 30, 2002, compared to June 30, 2002, and results of operations for the three months ended September 30, 2002, compared with the same period in 2001. This discussion is designed to provide a more comprehensive review of operating results and financial position than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the interim financial statements and related footnotes included herein.

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


FINANCIAL CONDITION

Total assets at September 30, 2002 were $133.4 million compared to $134.9 million at June 30, 2002, a decrease of $1.5 million. The decrease in total assets was due to a decrease in loans coupled with a similar decrease in deposits.

Cash and cash equivalents decreased $459,000, primarily due to the purchase of an available for sale security from excess funds in overnight deposits.

Securities available for sale increased $519,000 as a result of the purchase of an additional security coupled with an increase in the fair market value of the portfolio.

Loans decreased $1.6 million from $121.2 million at June 30, 2002 to $119.6 million at September 30, 2002. The decrease in loans was primarily in one- to four-family residential loans, which decreased $2.5 million and land loans which decreased $430,000 partially offset by an increase of $1.5 million in real estate construction and development loans. The overall net decrease in total loans is reflective of the low interest rate environment which has enticed mortgage customers to shop for 30 year fixed rates products which are not currently offered by the Association.
--------------------------------------------------------------------------------

                                  (Continued)
                                                                             15.

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

The Corporation's consumer and commercial loan portfolio remained relatively unchanged between June 30, 2002 and September 30, 2002. Non-mortgage loans remain a small portion of the entire loan portfolio and represented 6.8% and 6.7% of gross loans at September 30, 2002 and June 30, 2002.

Total deposits decreased $2.0 million from $94.8 million at June 30, 2002 to $92.8 million at September 30, 2002. The largest decrease was in certificate accounts which decreased $1.7 million. The Corporation also had decreases in other deposit categories as NOW accounts decreased $209,000, noninterest-bearing demand accounts decreased $124,000, and money market accounts decreased $55,000 while savings accounts increased $92,000. The overall decrease in deposit accounts is reflective of the low interest rate environment as customers search for higher rates or elect to spend rather than save.

Borrowed funds were $22.9 million at September 30, 2002 compared to $22.5 million at June 30, 2002. Borrowings at September 30, 2002 consisted of short-term variable rate cash management advances, long-term fixed-rate advances, convertible fixed-rate advances and select pay mortgage-matched advances. Based on the FHLB stock owned by the Association at September 30, 2002, the Association had the ability to obtain borrowings up to a maximum total of $29.8 million. However, the Association can obtain advances up to the lower of 50% of the Association's total assets or 80% of the Association's pledgable residential mortgage loan portfolio by purchasing more FHLB stock. Based upon the 50% of total assets limitation, management estimates the maximum borrowing capacity from the FHLB to be approximately $67.5 million at September 30, 2002.


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

NET INCOME. The Corporation earned net income of $213,000 for the three months ended September 30, 2002 compared to $138,000 for the three months ended September 30, 2001. The increase in net income was primarily due to an increase in net interest income partially offset by a slight increase in noninterest expense.

NET INTEREST INCOME. Net interest income totaled $1,107,000 for the three months ended September 30, 2002 compared to $971,000 for the three months ended September 30, 2001. The increase was the result of a decrease in interest expense on deposits and borrowed funds partially offset by a decrease in interest income on loans.

Interest and fees on loans decreased $209,000, or 8.7% from $2,408,000 for the three months ended September 30, 2001 to $2,199,000 for the three months ended September 30, 2002. The decrease in interest income was due primarily to a lower average yield earned on loans due to the lower interest rate environment.
--------------------------------------------------------------------------------

                                  (Continued)
                                                                             16.

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

Interest on demand, time and overnight deposits decreased due to lower average balances of overnight deposits for the current three month period combined with a decline in interest rates.

Interest paid on deposits decreased $335,000 or 28.8% from $1,164,000 for the three months ended September 30, 2001 to $829,000 for the three months ended September 30, 2002. The decrease resulted from a lower average interest rate offset slightly by a higher average balance of deposits.

Interest paid on borrowed funds totaled $332,000 for the three months ended September 30, 2002 compared to $389,000 for the three months ended September 30, 2001. The decrease in interest expense on borrowed funds resulted from a lower average balance of borrowed funds coupled with a decrease in the average rate paid for borrowings.

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

The provision for loan losses for the three months ended September 30, 2002 totaled $16,000 compared to $15,000 for the three months ended September 30, 2001. The allowance for loan losses totaled $719,000, or 0.58% of gross loans receivable and 56.5% of total nonperforming loans at September 30, 2002, compared with $708,000, or 0.57% of gross loans receivable and 66.1% of total nonperforming loans at June 30, 2002. Charge-offs experienced by the Corporation have primarily related to consumer and other non-real estate loans. The Corporation's low historical charge-off history is the product of a variety of factors, including the Corporation's underwriting guidelines, which generally require a loan-to-value or projected completed value ratio of 80% for purchase or construction of one- to four-family residential properties and 75% for commercial real estate and land loans, established income information and defined ratios of debt to income.

NONINTEREST INCOME. Noninterest income includes service fees and other miscellaneous income and totaled $34,000 for the three months ended September 30, 2002 and $33,000 for the three months ended September 30, 2001. The increase was primarily due to an increase in service charges on deposit accounts.

NONINTEREST EXPENSE. Noninterest expense totaled $786,000 for the three months ended September 30, 2002 compared to $766,000 for the three months ended September 30, 2001, an increase of $20,000. The increase was the result of normal increases in compensation and benefits.

INCOME TAX EXPENSE. Income tax expense totaled $125,000 for the three months ended September 30, 2002 compared to $85,000 for the three months ended September 30, 2001, representing an increase of $40,000. The increase in income tax expense is reflective of the increase in net income for the three months ended September 30, 2002 as compared to the three months ended September 30. 2001. The effective tax rate was 37.1% and 38.2% for the three months ended September 30, 2002 and 2001.
--------------------------------------------------------------------------------

                                  (Continued)
                                                                             17.

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

The Corporation's liquidity, primarily represented by cash and cash equivalents, is a result of operating, investing and financing activities. These activities are summarized below for the three months ended September 30, 2002 and 2001.

                                                                                 Three Months
                                                                              Ended September 30,
                                                                              -------------------
                                                                             2002             2001
                                                                             ----             ----
                                                                              (Dollars in thousands)

Net income                                                               $        213     $        138
Adjustments to reconcile net income to net cash from
  operating activities                                                            110              177
                                                                         ------------     ------------
Net cash from operating activities                                                323              315
Net cash from investing activities                                                988           (1,903)
Net cash from financing activities                                             (1,770)           2,806
                                                                         ------------     ------------
Net change in cash and cash equivalents                                          (459)           1,218
Cash and cash equivalents at beginning of period                                5,589            6,351
                                                                         ------------     ------------

Cash and cash equivalents at end of period                               $      5,130     $      7,569
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

The Association also has the ability to borrow from the FHLB up to a maximum total of $29,844,000 including the cash management line of credit based upon the Corporation's current FHLB stock ownership. However, the Association can obtain advances up to the lower of 50% of the Association's total assets or 80% of the Association's pledgable residential mortgage loan portfolio by purchasing more FHLB stock. See Note 4 of the Notes to Consolidated Financial Statements for a detail of the Corporation's borrowings from the FHLB at September 30, 2002.

At September 30, 2002, the Corporation had commitments to originate fixed-rate commercial and residential real estate loans totaling $1,337,000 and variable-rate nonresidential and residential real estate mortgage loans totaling $143,000. Loan commitments are generally for 30 days. See Note 5 of the Notes to Consolidated Financial Statements for a detail of the Corporation's loan commitments at September 30, 2002. The Corporation considers its liquidity and capital reserves sufficient to meet its outstanding short and long-term needs.





--------------------------------------------------------------------------------

                                  (Continued)
                                                                             18.

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

The Association is subject to various regulatory capital requirements administered by the federal regulatory agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Association must meet specific capital guidelines that involve quantitative measures of the Association's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Association's capital amounts and classifications are also subject to qualitative judgments by the regulators about the Association's components, risk weightings and other factors. Failure to meet minimum capital requirements can initiate certain mandatory actions that, if undertaken, could have a direct material effect on the Corporation's financial statements. At September 30, 2002 and June 30, 2002, management believes the Association complies with all regulatory capital requirements. Based on the Association's computed regulatory capital ratios, the Association is considered well capitalized under the Federal Deposit Insurance Act at September 30, 2002 and June 30, 2002. No conditions or events have occurred subsequent to the last notification by regulators that management believes would have changed the Association's category.

At September 30, 2002 and June 30, 2002, the Association's actual capital levels, minimum required levels and levels to be considered "well capitalized" were as follows.

                                                                                                 To Be
                                                                                           Well Capitalized
                                                                 For Capital            Under Prompt Corrective
                                         Actual               Adequacy Purposes           Action Regulations
                                         ------               -----------------           ------------------
                                  Amount         Ratio      Amount         Ratio         Amount          Ratio
                                  ------         -----      ------         -----         ------          -----
                                                             (Dollars in Thousands)
September 30, 2002
Total capital (to risk-
  weighted assets)             $  15,383         17.7%    $  6,953          8.0%       $  8,691          10.0%
Tier 1 (core) capital (to
  risk-weighted assets)           14,677         16.9        3,476          4.0           5,215           6.0
Tier 1 (core) capital (to
  adjusted total assets)          14,677         11.0        5,334          4.0           6,667           5.0
Tangible capital (to
  adjusted total assets)          14,677         11.0        2,000          1.5            N/A

June 30, 2002
Total capital (to risk-
  weighted assets)             $  15,073         17.1%    $  7,049          8.0%       $  8,811          10.0%
Tier 1 (core) capital (to
  risk-weighted assets)           14,365         16.3        3,524          4.0           5,287           6.0
Tier 1 (core) capital (to
  adjusted total assets)          14,365         10.6        5,396          4.0           6,745           5.0
Tangible capital (to
  adjusted total assets)          14,365         10.6        2,023          1.5            N/A




--------------------------------------------------------------------------------

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------


Item 3.  Controls and Procedures
         -----------------------

With the participation and under the supervision of the Corporation's management, including the Corporation's Chief Executive Officer and Chief Financial Officer, and within 90 days of the filing date of this quarterly report, the Corporation's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Corporation's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15(d)-14(c)) and, based on their evaluation, have concluded that the disclosure controls and procedures are effective. There were no significant changes in the Corporation's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective action with regard to significant deficiencies and material weaknesses.













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

--------------------------------------------------------------------------------


Item 1.  Legal Proceedings
         -----------------
         None.

Item 2.  Changes in Securities
         ---------------------
         None.

Item 3.  Defaults Upon Senior Securities
         -------------------------------
         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
         There were no matters brought to a vote of security holders during the quarter ended September 30, 2002.

Item 5.  Other Information
         -----------------
         None.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
         (a) Form 8-K was filed on July 19, 2002 under Item 5, Other Events, the Corporation reported the issuance of a press release to announce the quarterly and year-end earnings for the period ending June 30, 2002, declare a dividend, and announce the date of the 2002 Annual Meeting of Shareholders.






--------------------------------------------------------------------------------

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the small business issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:    November 8, 2002                  /s/ Douglas Stewart
       ----------------------------        -------------------------------------
                                           Douglas Stewart
                                           President and Chief Executive Officer




Date:    November 8, 2002                  /s/ Debra Geuy
       ----------------------------        -------------------------------------
                                           Debra Geuy
                                           Chief Financial Officer









--------------------------------------------------------------------------------

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Douglas Stewart, certify that:

1) I have reviewed this quarterly report on Form 10-QSB of Peoples-Sidney Financial Corporation;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   November 8, 2002
      ---------------------

/s/ Douglas Stewart
---------------------------
Douglas Stewart
President and Chief Executive Officer

--------------------------------------------------------------------------------

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Debra A. Geuy, certify that:

1) I have reviewed this quarterly report on Form 10-QSB of Peoples-Sidney Financial Corporation;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 8, 2002
      ----------------------

/s/ Debra A. Geuy
----------------------------
Debra A. Geuy
Chief Financial Officer and Treasurer

--------------------------------------------------------------------------------

                                     PEOPLES-SIDNEY FINANCIAL CORPORATION
                                               INDEX TO EXHIBITS

     EXHIBIT
     NUMBER        DESCRIPTION
     ------        -----------
     3.1           Articles of Incorporation of            Incorporated by reference to the Registration  Statement
                   Peoples-Sidney Financial                on Form S-1 filed by Peoples-Sidney  Financial Corporation
                   Corporation                             on January 27, 1997 (the  "S-1") with the Securities and
                                                           Exchange Commission
(the "SEC"), Exhibit 3.1.

     3.2           Bylaws of Peoples-Sidney Financial      Incorporated by reference to the S-1, Exhibit 3.2.
                   Corporation

     10.1          Employee Stock Ownership Plan           Incorporated by reference to the S-1, Exhibit 10.1

     10.2          Form of Employment Agreement with       Incorporated by Pre-Effective Amendment No. 1 to the S-1
                   Douglas Stewart                         filed with the SEC on March 12, 1997, Exhibit 10.2

     10.3          Form of Employment Agreements with      Incorporated by Pre-Effective Amendment No. 1 to the S-1
                   David R. Fogt, Gary N. Fullenkamp and   filed with the SEC on March 12, 1997, Exhibit 10.3
                   Debra A. Geuy
     10.4          Form of Severance Agreement with        Incorporated by Pre-Effective Amendment No. 1 to the S-1
                   Steve Goins                             filed with the SEC on March 12, 1997, Exhibit 10.4

     10.5          401 (k) Plan                            Incorporated by Pre-Effective Amendment No. 1 to the S-1
                                                           filed with the SEC on March 12, 1997, Exhibit 10.5

     10.6          Peoples-Sidney Financial Corporation    Filed as an exhibit to the Registrant's Annual Report on
                   Amended and Restated 1998 Stock         Form 10-KSB for the fiscal year ended June 30, 1999 (File
                   Option and Incentive Plan               No. 0-22223) and incorporate herein by reference.

     10.7          Peoples-Sidney Financial Corporation    Filed as an exhibit to the Registrant's Annual Report on
                   Amended and Restated 1998 Management    Form 10-KSB for the fiscal year ended June 30, 1999 (File
                   Recognition Plan                        No. 0-22223) and incorporate herein by reference.

     11            Statement Regarding Computation of      See Note 6 to the consolidated financial statements.
                   Earnings per Share

     99.1          Certification of the Chief Executive
                   Officer Pursuant to Section 906 of
                   the Sarbanes-Oxley Act of 2002

     99.2          Certification of the Chief Financial
                   Officer Pursuant to Section 906 of
                   the Sarbanes-Oxley Act of 2002
---------------------------------------------------------------------------------------------------------------------

                                                                                                                  25.