Form 10QSB
period 2003-02-13
PEOPLES SIDNEY FINANCIAL CORP
filed 2003-02-13
CIK 1031340

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

 (Mark One)

[ ] QUARTERLY  REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES  EXCHANGE ACT
    OF 1934

For the quarterly period ended December 31, 2002

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


As of January 31, 2003, the latest practicable date, 1,443,302 shares of the issuer's common shares, $.01 par value, were issued and outstanding.


Transitional Small Business Disclosure Format (Check One):

Yes [ ]       No [X]


                      PEOPLES-SIDNEY FINANCIAL CORPORATION


                                     INDEX






PART I - FINANCIAL INFORMATION                                                               Page

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

  Item 2.     Management's Discussion and Analysis........................................... 15

  Item 3.     Controls and Procedures........................................................ 21


Part II - Other Information

  Item 1.     Legal Proceedings.............................................................. 22

  Item 2.     Changes in Securities.......................................................... 22

  Item 3.     Defaults Upon Senior Securities................................................ 22

  Item 4.     Submission of Matters to a Vote of Security Holders............................ 22

  Item 5.     Other Information.............................................................. 22

  Item 6.     Exhibits and Reports on Form 8-K............................................... 22


SIGNATURES .................................................................................. 23

CERTIFICATIONS............................................................................... 24



                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

--------------------------------------------------------------------------------


Item 1.  Financial Statements
         ---------------------                                    December 31,           June 30,
                                                                      2002                 2002
                                                                      ----                 ----
ASSETS
Cash and due from financial institutions                         $   1,102,291        $  1,018,337
Interest-bearing deposits in other financial institutions            3,898,671           3,770,677
Overnight deposits                                                   3,500,000             800,000
                                                                 -------------        ------------
     Total cash and cash equivalents                                 8,500,962           5,589,014
Time deposits in other financial institutions                        2,000,000                  --
Securities available for sale                                        5,046,500           3,525,750
Federal Home Loan Bank stock                                         1,509,100           1,474,600
Loans, net                                                         119,036,302         121,224,773
Accrued interest receivable                                            828,594             834,744
Premises and equipment, net                                          1,929,874           2,028,995
Real estate owned                                                       76,537                  --
Other assets                                                           114,258             176,432
                                                                 -------------        ------------

     Total assets                                                $ 139,042,127        $134,854,308
                                                                 =============        ============


LIABILITIES
Deposits                                                         $  92,752,221        $ 94,786,623
Borrowed funds                                                      28,755,145          22,455,813
Accrued interest payable and other liabilities                         339,039             417,664
                                                                 -------------        ------------
     Total liabilities                                             121,846,405         117,660,100

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value, 500,000 shares
  authorized, none issued and outstanding                                   --                  --
Common stock, $.01 par value, 3,500,000 shares
  authorized, 1,785,375 shares issued                                   17,854              17,854
Additional paid-in capital                                          10,692,028          10,689,800
Retained earnings                                                   11,446,830          11,371,950
Treasury stock, 342,073 and 321,228 shares, at cost                 (3,964,185)         (3,703,717)
Unearned employee stock ownership plan shares                         (948,065)         (1,023,928)
Unearned management recognition plan shares                            (79,430)           (174,746)
Accumulated other comprehensive income                                  30,690              16,995
                                                                 -------------        ------------
     Total shareholders' equity                                     17,195,722          17,194,208
                                                                 -------------        ------------
     Total liabilities and shareholders' equity                  $ 139,042,127        $134,854,308
                                                                 =============        ============

See accompanying notes to consolidated financial statements.

                        PEOPLES-SIDNEY FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
------------------------------------------------------------------------------------------------------------------------------------
                                                         Three Months Ended                Six Months Ended
                                                             December 31,                     December 31,
                                                             ------------                     ------------
                                                          2002              2001             2002            2001
                                                          ----              ----             ----            ----

Interest income
     Loans, including fees                          $   2,142,893    $   2,348,028   $   4,342,161   $    4,755,571
     Securities                                            37,009           62,514          82,279          112,320
     Demand, time and overnight deposits                   21,016           23,114          27,423           64,838
     Dividends on FHLB Stock                               16,925           19,710          34,580           44,362
                                                    -------------    -------------   -------------   --------------
         Total interest income                          2,217,843        2,453,366       4,486,443        4,977,091

Interest expense
     Deposits                                             751,825        1,069,271       1,581,228        2,233,573
     Borrowed funds                                       380,852          387,041         712,560          775,619
                                                    -------------    -------------   -------------   --------------
         Total interest expense                         1,132,677        1,456,312       2,293,788        3,009,192
                                                    -------------    -------------   -------------   --------------

Net interest income                                     1,085,166          997,054       2,192,655        1,967,899

Provision for loan losses                                  24,508           10,221          40,837           25,683
                                                    -------------    -------------   -------------   --------------

Net interest income after provision for loan losses     1,060,658          986,833       2,151,818        1,942,216

Noninterest income
     Service fees and other charges                        35,490           35,480          68,991           68,369

Noninterest expense
     Compensation and benefits                            425,526          412,765         852,651          819,927
     Director fees                                         24,300           24,300          48,600           48,600
     Occupancy and equipment                              105,321          105,739         217,332          213,421
     Computer processing expense                           63,609           62,263         126,597          125,973
     State franchise taxes                                 45,137           47,590          90,275           95,159
     Professional fees                                     27,681           30,346          53,096           54,425
     Other                                                 80,008           79,038         169,362          170,621
                                                    -------------    -------------   -------------   --------------
         Total noninterest expense                        771,582          762,041       1,557,913        1,528,126
                                                    -------------    -------------   -------------   --------------

Income before income taxes                                324,566          260,272         662,896          482,459

Income tax expense                                        120,500           99,300         245,900          183,900
                                                    -------------    -------------   -------------   --------------

Net income                                          $     204,066    $     160,972   $     416,996   $      298,559
                                                    =============    =============   =============   ==============

Earnings per common share - basic                   $        0.15    $        0.12    $       0.31   $         0.22
                                                    =============    =============   =============   ==============

Earnings per common share - diluted                 $        0.15    $        0.12    $       0.31   $         0.22
                                                    =============    =============   =============   ==============


                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

----------------------------------------------------------------------------------------------------------------
                                                          Three Months Ended           Six Months Ended
                                                             December 31,                 December 31,
                                                             ------------                 ------------
                                                       2002           2001             2002             2001
                                                       ----           ----             ----             ----


Net income                                          $ 204,066      $   160,972       $  416,996      $   298,559

Other comprehensive income (loss)
     Unrealized holding gains and (losses) on
       available-for-sale securities                    2,180          (57,755)          20,750           (4,295)
     Tax effect                                          (741)          19,637           (7,055)           1,461
                                                    ---------      -----------       ----------      -----------
         Other comprehensive income (loss)              1,439          (38,118)          13,695           (2,834)
                                                    ---------      -----------       ----------      -----------

Comprehensive income                                $ 205,505      $   122,854       $  430,691      $   295,725
                                                    =========      ===========       ==========      ===========


                     PEOPLES-SIDNEY FINANCIAL CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
                              SHAREHOLDERS' EQUITY
                                   (Unaudited)
------------------------------------------------------------------------------------------------------------------------------------
                                                         Three Months Ended                Six Months Ended
                                                             December 31,                     December 31,
                                                             ------------                     ------------
                                                          2002            2001            2002            2001
                                                          ----            ----            ----            ----


Balance, beginning of period                        $  17,321,920    $  17,171,128   $  17,194,208    $   17,149,613

Net income for period                                     204,066          160,972         416,996           298,559

Cash dividends, $.16 and $.09 per share for
 the three months ended December 31, 2002
 and 2001, $.25 and $.17 per share for the six
 months ended December 31, 2002 and 2001                 (218,646)        (125,574)       (342,116)         (238,196)

Purchase of 15,845 and 20,508 shares of
 treasury stock for the three months
 ended December 31, 2002 and 2001; and
 20,845 and 32,508 shares of treasury
 stock for the six months ended December 31,
 2002 and 2001, at cost                                  (200,468)        (215,707)       (260,468)         (335,057)

Commitment to release 2,856 management
 recognition plan shares for the three
 months ended December 31, 2002 and 2001
 and 5,712 management recognition plan
 shares for the six months ended December 31,
 2002 and 2001                                             47,658           47,658          95,316            95,316

Commitment to release 3,233 and 3,378
 employee stock ownership plan shares for
 the three months ended December 31, 2002
 and 2001 and 6,466 and 6,756 employee
 stock ownership plan shares for the six months
 ended December 31, 2002 and 2001, at fair value           39,753           35,136          78,091            68,094

Change in fair value on securities available for
  sale, net of tax                                          1,439          (38,118)         13,695            (2,834)
                                                    -------------    -------------   -------------    --------------

Balance, end of period                              $  17,195,722    $  17,035,945   $  17,195,722    $   17,035,495
                                                    =============    =============   =============    ==============



                                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                 (Unaudited)

------------------------------------------------------------------------------------------------------------------------------------


                                                                                          Six Months Ended
                                                                                             December 31,
                                                                                             ------------
                                                                                       2002               2001
                                                                                       ----               ----
Cash flows from operating activities
     Net income                                                                      $  416,996    $     298,559
     Adjustments to reconcile net income to net cash from
       operating activities
         Depreciation                                                                   103,479          104,341
         Provision for loan losses                                                       40,837           25,683
         FHLB stock dividends                                                           (34,500)         (44,300)
         Compensation expense for ESOP shares                                            78,091           68,094
         Compensation expense for MRP shares                                             95,316           95,316
         Change in
              Accrued interest receivable and other assets                               68,324           87,941
              Accrued expense and other liabilities                                     (85,680)         (21,944)
              Deferred loan fees                                                         16,503           34,016
                                                                                     ----------    ---------------
                  Net cash from operating activities                                    699,366          647,706

Cash flows from investing activities
     Purchases of time deposits in other financial institutions                      (2,000,000)        (300,000)
     Proceeds from maturities/calls of securities available for sale                  2,500,000          500,000
     Purchases of securities available for sale                                      (4,000,000)      (2,500,000)
     Net change in loans                                                              2,054,594          202,478
     Premises and equipment expenditures                                                 (4,358)        (225,062)
                                                                                     ----------    ---------------
              Net cash from investing activities                                     (1,449,764)      (2,322,584)

Cash flows from financing activities
     Net change in deposits                                                          (2,034,402)       3,256,293
     Repayments of long-term FHLB advances                                             (200,668)        (230,955)
     Net change in short-term FHLB advances                                            (500,000)             --
     Proceeds from long-term FHLB advances                                            7,000,000              --
     Cash dividends paid                                                               (342,116)        (238,196)
     Purchase of treasury stock                                                        (260,468)        (335,057)
                                                                                     ----------    ---------------
         Net cash from financing activities                                           3,662,346        2,452,085
                                                                                     ----------    ---------------

Net change in cash and cash equivalents                                               2,911,948          777,207

Cash and cash equivalents at beginning of period                                      5,589,014        6,350,895
                                                                                     ----------    ---------------

Cash and cash equivalents at end of period                                           $8,500,962    $   7,128,102
                                                                                     ==========    ===============

Supplemental disclosures of cash flow information
     Cash paid during the period for
         Interest                                                                    $2,344,502    $   2,992,088
         Income taxes                                                                   316,000          181,000

Noncash transactions
         Transfer from loans to other real estate owned                              $   76,537    $         --


                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation:  The accompanying consolidated financial statements
----------------------------
include accounts of Peoples-Sidney Financial Corporation ("Peoples") and its wholly-owned subsidiary, Peoples Federal Savings and Loan Association ("Association"), a federal stock savings and loan association, together referred to as the Corporation. All significant intercompany transactions and balances have been eliminated.

These interim consolidated financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of the Corporation at December 31, 2002 and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions of Form 10-QSB and, therefore, do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances, and should be read in conjunction with the consolidated financial statements and notes thereto of the Corporation for the fiscal year ended June 30, 2002, included in the Corporation's 2002 Annual Report on Form 10-KSB for the fiscal year ended June 30, 2002. Reference is made to the accounting policies of the Corporation described in the notes to consolidated financial statements contained in such report. The Corporation has consistently followed these policies in preparing this Form 10-QSB.

Nature of Operations:  The Corporation  provides  financial services through its
---------------------
main office in Sidney, Ohio, and branch offices in Sidney, Anna and Jackson Center, Ohio. Its primary deposit products are checking, savings and term certificate accounts, and its primary lending products are residential mortgage, commercial and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Substantially all revenues and services are derived from financial institution products and services in Shelby County and contiguous counties. Management considers the Corporation to operate primarily in one segment, banking.

Use of Estimates:  To prepare financial statements in conformity with accounting
-----------------
principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and disclosures provided, and future results could differ. The allowance for loan losses and fair values of financial instruments are particularly subject to change.

Income Taxes:  Income tax expense is based on the effective tax rate expected to
-------------
be applicable for the entire year. Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between the carrying amounts and tax basis of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

Earnings Per Common Share: Basic earnings per common share ("EPS") is net income
-------------------------
divided by the weighted average number of common shares outstanding during the period. Employee stock ownership plan ("ESOP") shares are considered outstanding for this calculation unless unearned. Management recognition plan ("MRP") shares are considered outstanding as they become vested. Diluted EPS shows the dilutive effect of MRP shares and the additional common shares issuable under stock options.
--------------------------------------------------------------------------------

                                  (Continued)
                                                                               8

                     PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

New  Accounting  Pronouncements:  SFAS No.  148,  "Accounting  for  Stock  Based
--------------------------------
Compensation - Transition and Disclosure," was issued in December 2002. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the offset of the method used on reported results. The provisions of this statement are effective for annual financial statements for fiscal years ending and interim periods beginning after December 15, 2002. The adoption of this statement will result in more prominent disclosure of the Corporation's stock option plan.


NOTE 2 - SECURITIES AVAILABLE FOR SALE

Securities available for sale were as follows.

                                                     Gross         Gross
                                      Fair         Unrealized   Unrealized
                                      Value           Gains        Losses
                                      -----           -----        ------
December 31, 2002
  U.S. Government agencies          $  5,046,500   $   46,500   $      --
                                    ============   ==========   ==========

June 30, 2002
  U.S. Government agencies          $  3,525,750   $   28,080   $   (2,330)
                                    ============   ==========   ==========

Contractual maturities of securities available for sale at December 31, 2002 were as follows. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                     Fair
                                                     Value
                                                     -----

      Due after one year through five years        $3,041,410
      Due after five years through ten years        2,005,090
                                                   ----------

                                                   $5,046,500
                                                   ==========

No securities were sold during the three or six-month periods ended December 31, 2002 and 2001. No securities were pledged as collateral at December 31, 2002 or June 30, 2002.
--------------------------------------------------------------------------------
                                  (Continued)

NOTE 3 - LOANS

Loans were as follows.

                                                December 31,          June 30,
                                                   2002                 2002
                                                   ----                 ----
    Mortgage loans:
     1-4 family residential                    $  92,170,673      $  96,006,970
     Multi-family residential                      1,879,834          1,913,649
     Commercial real estate                       10,166,046         10,111,114
     Real estate construction and
       development                                 8,723,415          7,096,855
     Land                                          1,328,945          1,309,677
                                               -------------      -------------
         Total mortgage loans                    114,268,913        116,438,265
Consumer loans                                     4,360,683          4,625,413
Commercial loans                                   4,062,756          3,716,760
                                               -------------      -------------
         Total loans                             122,692,352        124,780,438
Less:
     Allowance for loan losses                      (740,000)          (708,000)
     Loans in process                             (2,568,013)        (2,516,131)
     Deferred loan fees                             (348,037)          (331,534)
                                               -------------      -------------

                                               $ 119,036,302      $ 121,224,773
                                               =============      =============

Activity in the allowance for loan losses is summarized as follows.


                                         Three Months Ended        Six Months Ended
                                              December 31,            December 31,
                                           2002         2001       2002       2001

     Balance at beginning of period   $ 719,000    $ 676,500    $708,000    $660,800
     Provision for losses                24,508       10,221      40,837      25,683
     Charge-offs                         (3,508)      (1,801)     (9,078)     (1,801)
     Recoveries                            --             80         241         318
                                      ---------    ---------    ---------    --------

     Balance at end of period         $ 740,000    $ 685,000    $740,000    $685,000
                                      =========    =========    =========    ========

Nonperforming loans were as follows.

                                                         December 31,   June 30,
                                                            2002          2002
                                                        ----------    ----------

     Loans past due over 90 days still on accrual     $  516,000     $ 472,000
     Nonaccrual loans                                  1,345,000       598,000

Nonperforming   loans  include  smaller  balance   homogeneous  loans,  such  as
residential mortgage and consumer loans that are collectively evaluated for impairment.

As of December 31, 2002 and June 30, 2002 and for the three months and six months ended December 31, 2002 and 2001, impaired loans were not material.
--------------------------------------------------------------------------------
                                  (Continued)
                                                                             10.

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE 4 - BORROWED FUNDS

At December 31, 2002 and June 30, 2002, the Association had a cash management line of credit enabling it to borrow up to $8,000,000 from the Federal Home Loan Bank of Cincinnati ("FHLB"). All cash management advances have an original maturity of 90 days. The line of credit must be renewed on an annual basis. There were no outstanding borrowings on this line of credit at December 31, 2002 and $500,000 in outstanding borrowings at June 30, 2002.

As a member of the FHLB system, the Association has the ability to obtain borrowings up to a maximum total of $65,451,000 including the cash management line of credit. Advances from the Federal Home Loan Bank were as follows.

                                                                          December 31,         June 30,
                                                                              2002               2002
                                                                              ----               ----
         Cash management advance, variable rate
          2.15% at June 30, 2002                                       $            --    $        500,000
         6.13% FHLB fixed-rate advance, due June 25, 2008                    7,000,000           7,000,000
         6.00% FHLB convertible advance, fixed-rate until
           June 2004, due June 11, 2009                                      5,000,000           5,000,000
         6.27% FHLB convertible advance, fixed-rate until
           September 2003, due September 8, 2010                             5,000,000           5,000,000
         5.30% select pay mortgage-matched advance, final
           maturity May 1, 2011                                              1,574,436           1,635,638
         5.35% select pay mortgage-matched advance, final
           maturity July 1, 2011                                             3,199,101           3,320,175
         3.92% select pay mortgage-matched advance, final
           maturity November 1, 2012                                           993,180                  --
         4.09% select pay mortgage-matched advance, final
           maturity November 1, 2017                                           995,966                  --
         4.72% select pay mortgage-matched advance, final
           maturity November 1, 2022                                         2,992,462                  --
         4.38% select pay mortgage-matched advance, final
           maturity December 1, 2022                                         1,000,000                  --
         3.92% select pay mortgage-matched advance, final
           maturity December 1, 2022                                         1,000,000                  --
                                                                       ---------------    ----------------

                                                                       $    28,755,145    $     22,455,813
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

--------------------------------------------------------------------------------

                                  (Continued)
                                                                             11.

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE 4 - BORROWED FUNDS (Continued)

Maturities of FHLB advances for the next fives years and thereafter were as follows.

                  Year ended December 31,
                           2003                             $    1,607,862
                           2004                                  1,442,383
                           2005                                  1,293,625
                           2006                                  1,159,903
                           2007                                  1,039,703
                        Thereafter                              22,211,669
                                                            --------------
                                                            $   28,755,145
                                                            ==============

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

The contractual amount of financial instruments with off-balance-sheet risk was as follows.

                                                  December 31,                    June 30,
                                                      2002                          2002
                                                      ----                          ----
                                                 Fixed       Variable        Fixed       Variable
                                                 Rate          Rate          Rate          Rate
                                                 ----          ----          ----          ----

         Nonresidential                      $  250,000    $       --    $   696,000   $     --
         Residential real estate                771,000       507,000        400,000         --
         Interest rates                       6.00-6.75%    6.00-6.25%     6.75-7.00%        --

Commitments to make loans are generally made for a period of 30 days or less. The maximum maturity for fixed-rate loan commitments was 20 years.

The Corporation also had unused commercial and home equity lines of credit approximating $3,382,000 and $3,156,000 at December 31, 2002 and June 30, 2002.

At December 31, 2002 and June 30, 2002, the Corporation was required to have $2,058,000 and $1,700,000 on deposit with its correspondent banks as a compensating clearing requirement.

The Corporation entered into employment agreements with certain of its officers. The agreements provide for a term of one to three years and a salary and performance review by the Board of Directors not less often than annually, as well as inclusion of the employee in any formally established employee benefit, bonus, pension and profit-sharing plans for which management personnel are eligible. The agreements provide for extensions for a period of one year on each annual anniversary date, subject to review and approval of the extension by disinterested members of the Board of Directors of the Association. The employment agreements also provide for vacation and sick leave.



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

A reconciliation of the numerators and denominators used in the computation of the basic earnings per common share and diluted earnings per common share is presented below:


                                                              Three Months Ended             Six Months Ended
                                                                 December 31,                  December 31,
                                                                 ------------                  ------------
                                                             2002           2001            2002           2001
                                                             ----           ----            ----           ----
     Basic Earnings Per Common Share

           Net income                                     $   204,066    $   160,972    $   416,996     $   298,559
                                                          ===========    ===========    ===========     ===========

           Weighted average common shares
             outstanding                                    1,451,242      1,490,783      1,455,602       1,498,817
           Less:  Average unallocated ESOP shares             (82,413)       (95,707)       (84,029)        (97,396)
           Less:  Average unearned MRP shares                  (6,188)       (17,613)        (7,616)        (19,041)
                                                          -----------     ----------      ---------       ---------
           Weighted average common shares
             outstanding for basic earnings
             per common share                               1,362,641      1,377,463      1,363,957       1,382,380
                                                           ===========    ===========    ===========     ==========

           Basic earnings per common share                $     0.15     $      0.12    $      0.31     $      0.22
                                                          ===========    ===========    ===========     ===========
     Diluted Earnings Per Common Share

           Net income                                     $   204,066    $   160,972    $   416,996     $   298,559
                                                          ===========    ===========    ===========     ===========
           Weighted average common shares
             outstanding for basic earnings
             per common share                               1,362,641      1,377,463      1,363,957       1,382,380
           Add:  Dilutive effects of average
             unearned MRP shares                                   --             --             --              --
           Add:  Dilutive effects of assumed
              exercises of stock options                           --             --             --              --
           Weighted average common shares
              and dilutive potential common
             shares outstanding                             1,362,641      1,377,463      1,363,957       1,382,380
                                                          ===========    ===========    ===========     ===========
           Diluted earnings per common share              $     0.15     $      0.12    $      0.31     $      0.22
                                                          ===========    ===========    ===========     ===========

Unearned MRP shares and stock options granted did not have a dilutive effect on EPS for the three and six months ended December 31, 2002 and 2001 as the fair value of the MRP shares on the date of grant and the exercise price of outstanding options was greater than the average market price for the period. As of December 31, 2002 and 2001, there were 140,824 options outstanding that were not dilutive.



--------------------------------------------------------------------------------

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------

Item 2.  Management's Discussion and Analysis

Introduction

In the following pages, management presents an analysis of the consolidated financial condition of the Corporation as of December 31, 2002, compared to June 30, 2002, and results of operations for the three and six months ended December 31, 2002, compared with the same periods in 2001. This discussion is designed to provide a more comprehensive review of operating results and financial position than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the interim financial statements and related footnotes included herein.

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


Financial Condition

Total assets at December 31, 2002 were $139.0 million compared to $134.9 million at June 30, 2002, an increase of $4.1 million, or 3.1%. The increase in total assets was due to an increase in cash and cash equivalents, time deposits and securities funded by an increase in borrowed funds.

Cash and cash equivalents increased $2.9 million, time deposits increased $2.0 million and securities increased $1.5 million as a temporary earning source until loan growth utilizes the funds provided from the increase in borrowed funds.

Loans decreased $2.2 million from $121.2 million at June 30, 2002 to $119.0 million at December 31, 2002. The decrease in loans was primarily in one- to four-family residential loans, which decreased $3.8 million partially offset by an increase of $1.6 million in real estate construction and development loans. Other mortgage loan categories had nominal changes. The overall net decrease in total loans is reflective of the low interest rate environment which has encouraged mortgage customers to shop for 30 year fixed rate products not currently offered by the Corporation.



--------------------------------------------------------------------------------

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------
The Corporation's consumer and commercial loan portfolio remained relatively unchanged between June 30, 2002 and December 31, 2002. Non-mortgage loans remain a small portion of the entire loan portfolio and represented 6.9% and 6.7% of gross loans at December 31, 2002 and June 30, 2002.

Total deposits decreased $2.0 million from $94.8 million at June 30, 2002 to $92.8 million at December 31, 2002. The largest decrease was in certificate accounts which decreased $3.4 million. The Corporation also had decreases in other deposit categories as NOW accounts decreased $333,000 and noninterest-bearing demand accounts decreased $107,000, while savings accounts increased $1.2 million and money market accounts increased $600,000. The overall decrease in deposit accounts is reflective of the low interest rate environment and economic conditions as customers search for higher rates or elect to spend rather than save.

Borrowed funds increased $6.3 million from $22.5 million at June 30, 2002 compared to $28.8 million at December 31, 2002. The Corporation borrowed an additional $7.0 million in select pay mortgage-matched advances to take advantage of the low interest rate environment and as a hedge in a rising rate scenario. These borrowings have been temporarily invested in overnight deposits, time deposits and securities until loan demand utilizes the funds. Borrowings at December 31, 2002 consisted of long-term fixed-rate advances, convertible fixed-rate advances and select pay mortgage-matched advances. Based on the FHLB stock owned by the Corporation at December 31, 2002, the Corporation had the ability to obtain borrowings up to a maximum total of $65.5 million.


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

Three Months Ended December 31, 2002 Compared to the Three Months Ended December 31, 2001

Net Income. The Corporation earned net income of $204,000 for the three months ended December 31, 2002 compared to $161,000 for the three months ended December 31, 2001. The increase of $43,000, or 26.8% in net income was primarily due to an increase in net interest income partially offset by a slight increase in noninterest expense and provision for loan losses.

Net Interest Income. Net interest income totaled $1,085,000 for the three months ended December 31, 2002 compared to $997,000 for the three months ended December 31, 2001 representing an increase of $88,000, or 8.8%. The increase was the result of a larger decrease in interest expense on deposits and borrowed funds than interest income on loans and other sources of interest income.

--------------------------------------------------------------------------------

                                  (Continued)
                                                                             16.

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------
Interest and fees on loans decreased $205,000, or 8.7% from $2,348,000 for the three months ended December 31, 2001 to $2,143,000 for the three months ended December 31, 2002. The decrease in interest income was due primarily to a lower average yield earned on loans due to the lower interest rate environment coupled with a decrease in the average balance.

Interest on securities decreased $26,000 due to a lower average balance for the current three month period combined with a decline in interest rates.

Interest paid on deposits decreased $317,000 or 29.7% from $1,069,000 for the three months ended December 31, 2001 to $752,000 for the three months ended December 31, 2002. The decrease resulted from a lower average interest rate coupled with a lower average balance of deposits.

Interest paid on borrowed funds totaled $381,000 for the three months ended December 31, 2002 compared to $387,000 for the three months ended December 31, 2001. The decrease in interest expense on borrowed funds resulted from a decrease in the average rate paid for borrowings despite an increase in the average balance of borrowed funds.

Provision for Loan Losses. The Corporation maintains an allowance for loan losses in an amount that, in management's judgment, is adequate to absorb probable losses in the loan portfolio. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors, including the performance of the Corporation's loan portfolio, the economy, changes in real estate values and interest rates and the view of the regulatory authorities toward loan classifications. The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level that is considered adequate to absorb probable incurred losses in the loan portfolio. The amount of the provision is based on management's monthly review of the loan portfolio and consideration of such factors as historical loss experience, general prevailing economic conditions, changes in the size and composition of the loan portfolio and specific borrower considerations, including the ability of the borrower to repay the loan and the estimated value of the underlying collateral.

The provision for loan losses for the three months ended December 31, 2002 totaled $25,000 compared to $10,000 for the three months ended December 31, 2001. The increase in the provision for losses was due to an increase in nonperforming loans. The allowance for loan losses totaled $740,000, or 0.60% of gross loans receivable and 39.8% of total nonperforming loans at December 31, 2002, compared with $708,000, or 0.57% of gross loans receivable and 66.2% of total nonperforming loans at June 30, 2002. Charge-offs experienced by the Corporation have primarily related to consumer and other non-real estate loans. The Corporation's low historical charge-off history is the product of a variety of factors, including the Corporation's underwriting guidelines, which generally require a loan-to-value or projected completed value ratio of 80% for purchase or construction of one- to four-family residential properties and 75% for commercial real estate and land loans, established income information and defined ratios of debt to income.

Noninterest   income.   Noninterest  income  includes  service  fees  and  other
miscellaneous income and remained unchanged for the three months ended December 31, 2002 and December 31, 2001.

Noninterest expense. Noninterest expense totaled $772,000 for the three months ended December 31, 2002 compared to $762,000 for the three months ended December 31, 2001, an increase of $10,000. The change was the result of an increase in compensation and benefits primarily related to an increase in health care costs and the impact of the Corporation's increased stock price on the ESOP plan.



--------------------------------------------------------------------------------

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------
Income Tax Expense. Income tax expense totaled $121,000 for the three months ended December 31, 2002 compared to $99,000 for the three months ended December 31, 2001, representing an increase of $22,000. The increase in income tax expense is reflective of the increase in net income before income taxes for the three months ended December 31, 2002 as compared to the three months ended September 30. 2001. The effective tax rate was 37.1% and 38.2% for the three months ended December 31, 2002 and 2001.

Six Months Ended December 31, 2002 Compared to the Six Months Ended December 31, 2001

Net Income. The Corporation earned net income of $417,000 for the six months ended December 31, 2002 compared to $299,000 for the six months ended December 31, 2001. The increase in net income was primarily due to an increase in net interest income partially offset by a slight increase in the provision for loan losses and noninterest expense.

Net Interest Income. Net interest income totaled $2,193,000 for the six months ended December 31, 2002 compared to $1,968,000 for the six months ended December 31, 2001. The increase of $225,000, or 11.4% was the result of a larger decrease in interest expense on deposits and borrowed funds than on interest income on loans and other sources of interest income.

Interest and fees on loans decreased $414,000, or 8.7% from $4,756,000 for the three months ended December 31, 2001 to $4,342,000 for the three months ended December 31, 2002. The decrease in interest income was due primarily to a lower average yield earned on loans due to the lower interest rate environment as well as a decrease in the average balance of loans.

Interest on securities, demand, time and overnight deposits decreased due to a decline in the average interest rates for the current three month period.

Interest paid on deposits decreased $653,000 or 29.2% from $2,234,000 for the six months ended December 31, 2001 to $1,581,000 for the six months ended December 31, 2002. The decrease resulted from a lower average interest rate combined with a lower average balance of deposits.

Interest paid on borrowed funds totaled $713,000 for the six months ended December 31, 2002 compared to $776,000 for the six months ended December 31, 2001. The decrease in interest expense on borrowed funds resulted from a lower average balance of borrowed funds coupled with a decrease in the average rate paid for borrowings.

Provision for Loan Losses. The provision for loan losses for the six months ended December 31, 2002 totaled $41,000 compared to $26,000 for the six months ended December 31, 2001. The increase in the provision for loan losses was the result of an increase in nonperforming loans during the current six month period.

Noninterest   income.   Noninterest  income  includes  service  fees  and  other
miscellaneous income and totaled $69,000 for the six months ended December 31, 2002 and $68,000 for the six months ended December 31, 2001.

Noninterest expense. Noninterest expense totaled $1,558,000 for the six months ended December 31, 2002 compared to $1,528,000 for the six months ended December 31, 2001, an increase of $30,000. The change was the result of an increase in compensation and benefits primarily related to an increase in health care costs and the impact of the Corporation's increased stock price on the ESOP plan.

--------------------------------------------------------------------------------

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------


Income Tax Expense. Income tax expense totaled $246,000 for the six months ended December 31, 2002 compared to $184,000 for the six months ended December 31, 2001, representing an increase of $62,000. The increase in income tax expense is reflective of the increase in net income before income taxes for the six months ended December 31, 2002 as compared to the six months ended December 31, 2001. The effective tax rate was 37.1% and 38.1% for the six months ended December 31, 2002 and 2001.

Liquidity and Capital Resources

The Corporation's liquidity, primarily represented by cash and cash equivalents, is a result of operating, investing and financing activities. These activities are summarized below for the six months ended December 31, 2002 and 2001.

                                                                                               Six Months
                                                                                           Ended December 31,
                                                                                           ------------------
                                                                                            2002            2001
                                                                                            ----            ----
                                                                                         (Dollars in thousands)

Net income                                                                            $     417        $     299
Adjustments to reconcile net income to net cash from                                  ---------        ---------
  operating activities                                                                      282              349
Net cash from operating activities                                                          699              648
Net cash from investing activities                                                       (1,449)          (2,323)
Net cash from financing activities                                                        3,662            2,452
                                                                                       ---------        ---------
Net change in cash and cash equivalents                                                   2,912              777
Cash and cash equivalents at beginning of period                                          5,589            6,351
                                                                                       ---------        ---------

Cash and cash equivalents at end of period                                            $   8,501      $     7,128
                                                                                      =========      ===========

The Corporation's principal sources of funds are deposits, loan repayments, maturities of securities and other funds provided by operations. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan prepayments are more influenced by interest rates, general economic conditions and competition. The Corporation maintains investments in liquid assets based on management's assessment of the (1) need for funds, (2) expected deposit flows, (3) yields available on short-term liquid assets and (4) objectives of the asset/liability management program.

The Corporation also has the ability to borrow from the FHLB up to a maximum total of $65,451,000 including the cash management line of credit. See Note 4 of the Notes to Consolidated Financial Statements for a detail of the Corporation's borrowings from the FHLB at December 31, 2002.

At December 31, 2002, the Corporation had commitments to originate fixed-rate commercial and residential real estate loans totaling $1,021,000 and variable-rate nonresidential and residential real estate mortgage loans totaling $507,000. Loan commitments are generally for 30 days. See Note 5 of the Notes to Consolidated Financial Statements for a detail of the Corporation's loan commitments at December 31, 2002. The Office of Thrift Supervision regulations require the Corporation's insured subsidiary to maintain a safe and sound level of liquid assets. The Corporation considers its liquidity and capital reserves sufficient to meet its outstanding short and long-term needs, and believes it is in compliance with regulatory requirements.

--------------------------------------------------------------------------------
                                  (Continued)

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------

The Association is also subject to various regulatory capital requirements administered by the federal regulatory agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Association must meet specific capital guidelines that involve quantitative measures of the Association's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Association's capital amounts and classifications are also subject to qualitative judgments by the regulators about the Association's components, risk weightings and other factors. Failure to meet minimum capital requirements can initiate certain mandatory actions that, if undertaken, could have a direct material effect on the Corporation's financial statements. At December 31, 2002 and June 30, 2002, management believes the Association complies with all regulatory capital requirements. Based on the Association's computed regulatory capital ratios, the Association is considered well capitalized under the Federal Deposit Insurance Act at December 31, 2002 and June 30, 2002. No conditions or events have occurred subsequent to the last notification by regulators that management believes would have changed the Association's category.

At December 31, 2002 and June 30, 2002, the Association's actual capital levels, minimum required levels and levels to be considered "well capitalized" were as follows.

                                                                                                To Be
                                                                                           Well Capitalized
                                                                 For Capital            Under Prompt Corrective
                                         Actual               Adequacy Purposes           Action Regulations
                                         ------               -----------------           ------------------
                                  Amount         Ratio      Amount         Ratio         Amount          Ratio
                                  ------         -----      ------         -----         ------          -----
                                                            (Dollars in Thousands)

December 31, 2002
Total capital (to risk-
  weighted assets)             $  15,714         17.3%    $  7,277          8.0%     $    9,096          10.0%
Tier 1 (core) capital (to
  risk-weighted assets)           14,989         16.5        3,638          4.0           5,457           6.0
Tier 1 (core) capital (to
  adjusted total assets)          14,989         10.8        5,562          4.0           6,952           5.0
Tangible capital (to
  adjusted total assets)          14,989         10.8        2,086          1.5             N/A

June 30, 2002
Total capital (to risk-
  weighted assets)             $  15,073         17.1%    $  7,049          8.0%     $    8,811          10.0%
Tier 1 (core) capital (to
  risk-weighted assets)           14,365         16.3        3,524          4.0           5,287           6.0
Tier 1 (core) capital (to
  adjusted total assets)          14,365         10.6        5,396          4.0           6,745           5.0
Tangible capital (to
  adjusted total assets)          14,365         10.6        2,023          1.5             N/A




--------------------------------------------------------------------------------

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                             CONTROLS AND PROCEDURES

--------------------------------------------------------------------------------


Item 3. Controls and Procedures

With the participation and under the supervision of the Corporation's management, including the Corporation's Chief Executive Officer and Chief Financial Officer, and within 90 days of the filing date of this quarterly report, the Corporation's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Corporation's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15(d)-14(c)) and, based on their evaluation, have concluded that the disclosure controls and procedures are effective. There were no significant changes in the Corporation's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective action with regard to significant deficiencies and material weaknesses.
--------------------------------------------------------------------------------
                                                                             21.

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

Item 1.    Legal Proceedings
           -----------------
           None.

Item 2.    Changes in Securities
           ---------------------
           None.

Item 3.    Defaults Upon Senior Securities
           -------------------------------
           Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------

           On October 11, 2002 the Annual Meeting of Shareholders of the Corporation was held. The following member of the Board of Directors of the Corporation was re-elected by the votes set forth below for the term expiring in 2005.

           Richard T. Martin         FOR:  1,193,169           WITHHELD:  8,676

           One other matter was submitted to the Shareholders, for which the following votes were cast:

           Ratification of the selection of Crowe, Chizek and Company LLP as the auditors of the Corporation for the fiscal year ending June 30, 2003.

           FOR:  1,198,464           AGAINST:  781             ABSTAIN:  2,600

Item 5.    Other Information
           -----------------
           None.

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------
          (a) Form 8-K was filed on October 17, 2002. Under Item 5, Other Events, the Corporation reported the issuance of a press release to announce the quarterly earnings and declare a regular and special dividend for the period ending December 31, 2002. The Corporation also announced the extension of the current stock buyback program.

--------------------------------------------------------------------------------
                                                                             22.

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                                   SIGNATURES

--------------------------------------------------------------------------------


Pursuant to the requirement of the Securities Exchange Act of 1934, the small business issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date: February 12, 2003                   /s/ Douglas Stewart
      ------------------                  --------------------------------------
                                          Douglas Stewart
                                          President and Chief Executive Officer





Date:    February 12, 2003                /s/ Debra Geuy
         -----------------                --------------------------------------
                                          Debra Geuy
                                          Chief Financial Officer

--------------------------------------------------------------------------------
                                                                              23

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

Date:  February 12, 2003
      --------------------

/s/ Douglas Stewart
--------------------------
Douglas Stewart
President and Chief Executive Officer
--------------------------------------------------------------------------------

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

Date:  February 12, 2003
--------------------------

/s/ Debra A. Geuy
--------------------------
Debra A. Geuy
Chief Financial Officer and Treasurer
--------------------------------------------------------------------------------


                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                                INDEX TO EXHIBITS

EXHIBIT
NUMBER     DESCRIPTION
-------    ------------
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

  3.2      Bylaws  of  Peoples-Sidney              Incorporated by reference to the S-1, Exhibit 3.2.
           Financial Corporation

  10.1     Employee Stock Ownership Plan           Incorporated by reference to the S-1, Exhibit 10.1

  10.2     Form of Employment                      Incorporated by  Pre-Effective  Amendment No. 1 to the S-1
           Agreement with Douglas Stewart          filed with the SEC on March 12, 1997, Exhibit 10.2

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


--------------------------------------------------------------------------------