Form 10QSB
period 2003-05-14
PEOPLES SIDNEY FINANCIAL CORP
filed 2003-05-14
CIK 1031340

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

      |X| QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

      |_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

As of May 5, 2003, the latest practicable date, 1,443,302 shares of the issuer's common shares, $.01 par value, were issued and outstanding.

Transitional Small Business Disclosure Format (Check One):

Yes |_|     No |X|

                      PEOPLES-SIDNEY FINANCIAL CORPORATION

                                      INDEX

                                                                                                           Page
                                                                                                           ----

PART I - FINANCIAL INFORMATION

  Item 1.     Financial Statements (Unaudited)

              Consolidated Balance Sheets.............................................................      3

              Consolidated Statements of Income ......................................................      4

              Consolidated Statements of Comprehensive Income.........................................      5

              Condensed Consolidated Statements of Changes in Shareholders' Equity....................      6

              Consolidated Statements of Cash Flows ..................................................      7

              Notes to Consolidated Financial Statements .............................................      8

  Item 2.     Management's Discussion and Analysis....................................................     16

  Item 3.     Controls and Procedures.................................................................     23

Part II - Other Information

  Item 1.     Legal Proceedings.......................................................................     24

  Item 2.     Changes in Securities...................................................................     24

  Item 3.     Defaults Upon Senior Securities.........................................................     24

  Item 4.     Submission of Matters to a Vote of Security Holders.....................................     24

  Item 5.     Other Information.......................................................................     24

  Item 6.     Exhibits and Reports on Form 8-K........................................................     24

SIGNATURES ...........................................................................................     25

CERTIFICATIONS........................................................................................     26


                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

--------------------------------------------------------------------------------

Item 1.  Financial Statements

                                                                                   March 31,            June 30,
                                                                                     2003                 2002
                                                                                     ----                 ----
ASSETS
Cash and due from financial institutions                                       $     860,168        $   1,018,337
Interest-bearing deposits in other financial institutions                          4,510,104            3,770,677
Overnight deposits                                                                 8,000,000              800,000
                                                                               -------------        -------------
     Total cash and cash equivalents                                              13,370,272            5,589,014
Securities available for sale                                                      7,537,835            3,525,750
Federal Home Loan Bank stock                                                       1,523,900            1,474,600
Loans, net                                                                       117,916,080          121,224,773
Accrued interest receivable                                                          809,041              834,744
Premises and equipment, net                                                        1,881,466            2,028,995
Real estate owned                                                                     70,580                   --
Other assets                                                                         225,309              176,432
                                                                               -------------        -------------

     Total assets                                                              $ 143,334,483        $ 134,854,308
                                                                               =============        =============

LIABILITIES
Deposits                                                                       $  93,182,061        $  94,786,623
Borrowed funds                                                                    32,572,110           22,455,813
Accrued interest payable and other liabilities                                       259,178              417,664
                                                                               -------------        -------------
     Total liabilities                                                           126,013,349          117,660,100

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value, 500,000 shares
  authorized, none issued and outstanding                                                 --                   --
Common stock, $.01 par value, 3,500,000 shares
  authorized, 1,785,375 shares issued                                                 17,854               17,854
Additional paid-in capital                                                        10,697,141           10,689,800
Retained earnings                                                                 11,486,851           11,371,950
Treasury stock, 342,073 and 321,228 shares, at cost                               (3,964,185)          (3,703,717)
Unearned employee stock ownership plan shares                                       (910,134)          (1,023,928)
Unearned management recognition plan shares                                          (31,772)            (174,746)
Accumulated other comprehensive income                                                25,379               16,995
                                                                               -------------        -------------
     Total shareholders' equity                                                   17,321,134           17,194,208
                                                                               -------------        -------------

     Total liabilities and shareholders' equity                                $ 143,334,483        $ 134,854,308
                                                                               =============        =============

          See accompanying notes to consolidated financial statements.

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                               Three Months Ended                Nine Months Ended
                                                                     March 31,                        March 31,
                                                                     ---------                        ---------
                                                                2003            2002             2003            2002
                                                                ----            ----             ----            ----

Interest income
     Loans, including fees                                   $2,091,303      $2,291,218      $6,433,464      $7,046,789
     Securities                                                  50,226          57,924         132,505         170,244
     Demand, time and overnight deposits                         20,321          22,209          47,744          87,047
     Dividends on FHLB Stock                                     14,884          15,995          49,464          60,357
                                                             ----------      ----------      ----------      ----------
         Total interest income                                2,176,734       2,387,346       6,663,177       7,364,437

Interest expense
     Deposits                                                   675,800         969,725       2,257,028       3,203,298
     Borrowed funds                                             412,007         378,758       1,124,567       1,154,377
                                                             ----------      ----------      ----------      ----------
         Total interest expense                               1,087,807       1,348,483       3,381,595       4,357,675
                                                             ----------      ----------      ----------      ----------

Net interest income                                           1,088,927       1,038,863       3,281,582       3,006,762

Provision for loan losses                                        15,310          13,658          56,147          39,341
                                                             ----------      ----------      ----------      ----------

Net interest income after provision
for loan losses                                               1,073,617       1,025,205       3,225,435       2,967,421

Noninterest income
     Service fees and other charges                              31,559          29,325         100,550          97,694

Noninterest expense
     Compensation and benefits                                  422,784         412,830       1,275,435       1,232,757
     Director fees                                               24,300          24,300          72,900          72,900
     Occupancy and equipment                                    112,452         115,883         329,784         329,304
     Computer processing expense                                 65,466          68,722         192,063         194,695
     State franchise taxes                                       48,577          45,137         138,852         140,296
     Professional fees                                           22,398          19,631          75,494          74,056
     Other                                                       86,753          86,551         256,115         257,172
                                                             ----------      ----------      ----------      ----------
         Total noninterest expense                              782,730         773,054       2,340,643       2,301,180
                                                             ----------      ----------      ----------      ----------

Income before income taxes                                      322,446         281,476         985,342         763,935

Income tax expense                                              119,700         107,200         365,600         291,100
                                                             ----------      ----------      ----------      ----------
Net income                                                   $  202,746      $  174,276      $  619,742      $  472,835
                                                             ==========      ==========      ==========      ==========
Earnings per common share - basic                            $     0.15      $     0.13      $     0.45      $     0.34
                                                             ==========      ==========      ==========      ==========
Earnings per common share - diluted                          $     0.15      $     0.13      $     0.45      $     0.34
                                                             ==========      ==========      ==========      ==========

          See accompanying notes to consolidated financial statements.

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                Three Months Ended                Nine Months Ended
                                                                     March 31,                        March 31,
                                                                     ---------                        ---------
                                                                2003            2002             2003            2002
                                                                ----            ----             ----            ----

Net income                                                   $  202,746      $  174,276      $  619,742      $  472,835

Other comprehensive income (loss)
     Unrealized holding gains and (losses) on
       available-for-sale securities                             (8,045)        (42,588)         12,705         (46,883)
     Tax effect                                                   2,734          14,480          (4,321)         15,941
                                                             ----------      ----------      ----------      ----------
         Other comprehensive income (loss)                       (5,311)        (28,108)          8,384         (30,942)
                                                             ----------      ----------      ----------      ----------

Comprehensive income                                         $  197,435      $  146,168      $  628,126      $  441,893
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

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
                              SHAREHOLDERS' EQUITY
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                          Three Months Ended                    Nine Months Ended
                                                               March 31,                            March 31,
                                                               ---------                            ---------
                                                          2003            2002                 2003            2002
                                                          ----            ----                 ----            ----

Balance, beginning of period                        $17,195,722       $17,035,495       $17,194,208       $17,149,613

Net income for period                                   202,746           174,276           619,742           472,835

Cash dividends, $.12 and $.09 per share
 for the three months ended March 31,
 2003 and 2002, $.37 and $.26 per share
 for the nine months ended March 31,
 2003 and 2002                                         (162,725)         (124,223)         (504,841)         (362,419)

Purchase of 6,000 shares of treasury
 stock for the three months ended March
 31, 2002; and 20,845 and 38,508 shares
 of treasury stock for the nine months
 ended March 31, 2003 and 2002, at cost                    --             (65,400)         (260,468)         (400,457)

Commitment to release 2,856 management
 recognition plan shares for the three
 months ended March 31, 2003 and 2002
 and 8,568 management recognition plan
 shares for the nine months ended March
 31, 2003 and 2002                                       47,658            47,658           142,974           142,974

Commitment to release 3,233 and 3,378
 employee stock ownership plan shares
 for the three months ended March 31,
 2003 and 2002 and 9,699 and 10,134
 employee stock ownership plan shares
 for the nine months ended March 31,
 2003 and 2002, at fair value                            43,044            36,595           121,135           104,689

Change in fair value on securities
 available for sale, net of tax                          (5,311)          (28,108)            8,384           (30,942)
                                                    -----------       -----------       -----------       -----------

Balance, end of period                              $17,321,134       $17,076,293       $17,321,134       $17,076,293
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

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                                          Nine Months Ended
                                                                                               March 31,
                                                                                               ---------
                                                                                       2003               2002
                                                                                       ----               ----
Cash flows from operating activities
     Net income                                                                $   619,742          $  472,835
     Adjustments to reconcile net income to net cash from
       operating activities
         Depreciation                                                              155,450             157,307
         Provision for loan losses                                                  56,147              39,341
         Loss on sale of real estate owned                                           1,711                  --
         FHLB stock dividends                                                      (49,300)            (60,200)
         Compensation expense for ESOP shares                                      121,135             104,689
         Compensation expense for MRP shares                                       142,974             142,974
         Change in
              Accrued interest receivable and other assets                         (23,174)            (13,368)
              Accrued expense and other liabilities                               (162,807)            (58,893)
              Deferred loan fees                                                    23,119              51,295
                                                                               -----------          ----------
                  Net cash from operating activities                               884,997             835,980

Cash flows from investing activities
     Proceeds from maturities/calls of securities available for sale             5,500,000           1,500,000
     Purchases of securities available for sale                                 (9,499,380)         (2,500,000)
     Purchases of time deposits in other financial institutions                 (2,000,000)           (300,000)
     Maturities of time deposits in other financial institutions                 2,000,000             300,000
     Net change in loans                                                         3,082,310             164,936
     Premises and equipment expenditures                                            (7,921)           (239,736)
     Proceeds from sale of real estate owned                                        74,826                  --
                                                                               -----------          ----------
         Net cash from investing activities                                       (850,165)         (1,074,800)

Cash flows from financing activities
     Net change in deposits                                                     (1,604,562)          4,324,381
     Repayments of long-term FHLB advances                                        (383,703)           (348,757)
     Net change in short-term FHLB advances                                       (500,000)                 --
     Proceeds from long-term FHLB advances                                      11,000,000                  --
     Cash dividends paid                                                          (504,841)           (362,419)
     Purchase of treasury stock                                                   (260,468)           (400,457)
                                                                               -----------          ----------
         Net cash from financing activities                                      7,746,426           3,212,748
                                                                               -----------          ----------

Net change in cash and cash equivalents                                          7,781,258           2,973,928

Cash and cash equivalents at beginning of period                                 5,589,014           6,350,895
                                                                               -----------          ----------

Cash and cash equivalents at end of period                                     $13,370,272          $9,324,823
                                                                               ===========          ==========

Supplemental disclosures of cash flow information
     Cash paid during the period for
         Interest                                                              $ 3,431,626          $4,336,668
         Income taxes                                                              461,000             281,000
Noncash transactions
     Transfer from loans to other real estate owned                            $   147,117          $       --

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

These interim consolidated financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of the Corporation at March 31, 2003 and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions of Form 10-QSB and, therefore, do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances, and should be read in conjunction with the consolidated financial statements and notes thereto of the Corporation for the fiscal year ended June 30, 2002, included in the Corporation's 2002 Annual Report on Form 10-KSB for the fiscal year ended June 30, 2002. Reference is made to the accounting policies of the Corporation described in the notes to consolidated financial statements contained in such report. The Corporation has consistently followed these policies in preparing this Form 10-QSB.

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


                                  (Continued)

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

New Accounting Pronouncements: SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure," was issued in December 2002. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the offset of the method used on reported results. The provisions of this statement are effective for annual financial statements for fiscal years ending and interim periods beginning after December 15, 2002. As a result, the following information is provided.

Employee compensation expense under stock option plans is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at the date of grant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation.

                                                        Three Months Ended                  Nine Months Ended
                                                             March 31,                          March 31,
                                                             ---------                          ---------
                                                      2003              2002              2003              2002
                                                    --------          --------          --------          --------

Net income as reported                              $202,746          $174,276          $619,742          $472,835
Deduct: Stock-based compensation expense
  determined under fair value based method            52,884            52,884           158,652           158,652
                                                    --------          --------          --------          --------

Pro forma net income                                $149,862          $121,392          $461,090          $314,183
                                                    ========          ========          ========          ========

Basic earnings per share as reported                $   0.15          $   0.13          $   0.45          $   0.34
Pro forma basic earnings per share                      0.11              0.09              0.34              0.23

Diluted earnings per share as reported              $   0.15          $   0.13          $   0.45          $   0.34
Pro forma diluted earnings per share                    0.11              0.09              0.34              0.23


                                  (Continued)

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 2 - SECURITIES AVAILABLE FOR SALE

Securities available for sale were as follows.

                                                                         Gross             Gross
                                                        Fair          Unrealized        Unrealized
                                                        Value            Gains            Losses
                                                        -----            -----            ------

March 31, 2003
    U.S. Government agencies                        $ 7,537,835       $    45,955       $    (7,500)
                                                    ===========       ===========       ===========

June 30, 2002
    U.S. Government agencies                        $ 3,525,750       $    28,080       $    (2,330)
                                                    ===========       ===========       ===========

Contractual maturities of securities available for sale at March 31, 2003 were as follows. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                         Fair
                                                                         Value
                                                                     -----------
           Due after one year through five years                     $ 4,040,010
           Due after five years through ten years                      3,497,825
                                                                     -----------
                                                                     $ 7,537,835
                                                                     ===========

No securities were sold during the three or nine-month periods ended March 31, 2003 and 2002. No securities were pledged as collateral at March 31, 2003 or June 30, 2002.


                                  (Continued)

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 3 - LOANS

Loans were as follows.

                                                                                   March 31,            June 30,
                                                                                     2003                 2002
                                                                                     ----                 ----
   Mortgage loans:
     1-4 family residential                                                    $  91,869,148        $  96,006,970
     Multi-family residential                                                      1,862,474            1,913,649
     Commercial real estate                                                       10,592,692           10,111,114
     Real estate construction and
       development                                                                 6,991,916            7,096,855
     Land                                                                          1,342,043            1,309,677
                                                                               -------------        -------------
         Total mortgage loans                                                    112,658,273          116,438,265
  Consumer loans                                                                   4,270,745            4,625,413
  Commercial loans                                                                 3,952,557            3,716,760
                                                                               -------------        -------------
         Total loans                                                             120,881,575          124,780,438
  Less:
     Allowance for loan losses                                                      (758,000)            (708,000)
     Loans in process                                                             (1,852,842)          (2,516,131)
     Deferred loan fees                                                             (354,653)            (331,534)
                                                                               -------------        -------------

                                                                               $ 117,916,080        $ 121,224,773
                                                                               =============        =============

Activity in the allowance for loan losses is summarized as follows.

                                                        Three Months Ended                 Nine Months Ended
                                                             March 31,                         March 31,
                                                             ---------                         ---------
                                                      2003             2002               2003          2002
                                                      ----             ----               ----          ----

Balance at beginning of period                      $740,000          $685,000          $708,000          $660,800
Provision for losses                                  15,310            13,658            56,147            39,341
Charge-offs                                           (1,873)           (4,140)          (10,951)           (5,941)
Recoveries                                             4,563               482             4,804               800
                                                    --------          --------          --------          --------

Balance at end of period                            $758,000          $695,000          $758,000          $695,000
                                                    ========          ========          ========          ========

Nonperforming loans were as follows.

                                                    March 31,       June 30,
                                                      2003            2002
                                                      ----            ----

Loans past due over 90 days still on accrual      $  329,000      $  472,000
Nonaccrual loans                                   1,093,000         598,000

Nonperforming loans include smaller balance homogeneous loans, such as residential mortgage and consumer loans that are collectively evaluated for impairment. As of March 31, 2003 and June 30, 2002 and for the three months and nine months ended March 31, 2003 and 2002, impaired loans were not material.


                                   (Continued)

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 4 - BORROWED FUNDS

At March 31, 2003 and June 30, 2002, the Association had a cash management line of credit enabling it to borrow up to $8,000,000 from the Federal Home Loan Bank of Cincinnati ("FHLB"). All cash management advances have an original maturity of 90 days. The line of credit must be renewed on an annual basis. There were no outstanding borrowings on this line of credit at March 31, 2003 and $500,000 in outstanding borrowings at June 30, 2002.

As a member of the FHLB system, the Association has the ability to obtain borrowings up to a maximum total of $66,191,000 including the cash management line of credit. Advances from the Federal Home Loan Bank were as follows.

                                                                       March 31,         June 30,
                                                                         2003              2002
                                                                         ----              ----

      Cash management advance, variable rate
       2.15% at June 30, 2002                                         $      --        $   500,000
      6.13% FHLB fixed-rate advance, due June 25, 2008                  7,000,000        7,000,000
      6.00% FHLB convertible advance, fixed-rate until
        June 2004, due June 11, 2009                                    5,000,000        5,000,000
      6.27% FHLB convertible advance, fixed-rate until
        September 2003, due September 8, 2010                           5,000,000        5,000,000
      5.30% select pay mortgage-matched advance, final
        maturity May 1, 2011                                            1,537,062        1,635,638
      5.35% select pay mortgage-matched advance, final
        maturity July 1, 2011                                           3,125,153        3,320,175
      3.92% select pay mortgage-matched advance, final
        maturity November 1, 2012                                         972,586             --
      3.55% select pay mortgage-matched advance, final
        maturity March 1, 2013                                          1,000,000             --
      4.09% select pay mortgage-matched advance, final
        maturity November 1, 2017                                         983,782             --
      4.72% select pay mortgage-matched advance, final
        maturity November 1, 2022                                       2,969,671             --
      4.38% select pay mortgage-matched advance, final
        maturity December 1, 2022                                         992,136             --
      3.92% select pay mortgage-matched advance, final
        maturity December 1, 2022                                         991,720             --
      3.64% select pay mortgage-matched advance, final
        maturity March 1, 2023                                          3,000,000             --
                                                                      -----------      -----------

                                                                      $32,572,110      $22,455,813
                                                                      ===========      ===========

Advances under the borrowing agreements are collateralized by a blanket pledge of the Association's one to four family mortgage loan portfolio and its FHLB stock.

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


                                   (Continued)

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 4 - BORROWED FUNDS (Continued)

Maturities of FHLB advances for the next fives years and thereafter were as follows.

                  Year ended March 31,
                         2004                                  $ 2,078,842
                         2005                                    1,878,802
                         2006                                    1,677,768
                         2007                                    1,519,095
                         2008                                    1,370,430
                      Thereafter                                24,047,173
                                                               -----------

                                                               $32,572,110
                                                               ===========

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

The contractual amount of financial instruments with off-balance-sheet risk was as follows.

                                             March 31,                      June 30,
                                               2003                           2002
                                               ----                           ----
                                      Fixed         Variable            Fixed     Variable
                                      Rate            Rate              Rate        Rate
                                      ----            ----              ----        ----

      Nonresidential               $  238,000      $      --        $  696,000    $  --
      Residential real estate       3,135,000        935,000           400,000       --
      Interest rates               5.38-6.25%      5.00-7.50%       6.75-7.00%       --

Commitments to make loans are generally made for a period of 30 days or less. The maximum maturity for fixed-rate loan commitments was 20 years.

The Corporation also had unused commercial and home equity lines of credit approximating $3,567,000 and $3,156,000 at March 31, 2003 and June 30, 2002.

At March 31, 2003 and June 30, 2002, the Corporation was required to have $2,528,000 and $1,700,000 on deposit with its correspondent banks as a compensating clearing requirement.


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

NOTE 6 - EARNINGS PER SHARE

A reconciliation of the numerators and denominators used in the computation of the basic earnings per common share and diluted earnings per common share is presented below:

                                                          Three Months Ended             Nine Months Ended
                                                          ------------------             -----------------
                                                               March 31,                     March 31,
                                                               ---------                     ---------
                                                         2003           2002            2003           2002
                                                         ----           ----            ----           ----
Basic Earnings Per Common Share

      Net income                                    $   202,746       $   174,276       $   619,742       $   472,835
                                                    ===========       ===========       ===========       ===========

      Weighted average common shares
        outstanding                                   1,443,302         1,476,971         1,451,562         1,491,641
      Less:  Average unallocated ESOP shares            (79,179)          (92,329)          (82,413)          (95,707)
      Less:  Average unearned MRP shares                 (3,332)          (14,757)           (6,188)          (17,613)
                                                    -----------       -----------       -----------       -----------
      Weighted average common shares
        outstanding for basic earnings
        per common share                              1,360,791         1,369,885         1,362,961         1,378,321
                                                    ===========       ===========       ===========       ===========

      Basic earnings per common share               $      0.15       $      0.13       $      0.45       $      0.34
                                                    ===========       ===========       ===========       ===========


                                   (Continued)

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 6 - EARNINGS PER SHARE (Continued)

     Diluted Earnings Per Common Share

Net income                                          $   202,746       $   174,276       $   619,742       $   472,835
                                                    ===========       ===========       ===========       ===========

Weighted average common shares
  outstanding for basic earnings
  per common share                                    1,360,791         1,369,885         1,362,961         1,378,321
Add:  Dilutive effects of average
  unearned MRP shares                                      --                --                --                --
Add:  Dilutive effects of assumed
   exercises of stock options                              --                --                --                --
                                                    -----------       -----------       -----------       -----------
Weighted average common shares
   and dilutive potential common
  shares outstanding                                  1,360,791         1,369,885         1,362,961         1,378,321
                                                    ===========       ===========       ===========       ===========

Diluted earnings per common share                   $      0.15       $      0.13       $      0.45       $      0.34
                                                    ===========       ===========       ===========       ===========

Unearned MRP shares and stock options granted did not have a dilutive effect on EPS for the three and nine months ended March 31, 2003 and 2002 as the fair value of the MRP shares on the date of grant and the exercise price of outstanding options was greater than the average market price for the period. As of March 31, 2003 and 2002, there were 140,824 options outstanding that were not dilutive.


                                   (Continued)

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

Item 2.  Management's Discussion and Analysis

Introduction

In the following pages, management presents an analysis of the consolidated financial condition of the Corporation as of March 31, 2003, compared to June 30, 2002, and results of operations for the three and nine months ended March 31, 2003, compared with the same periods in 2002. This discussion is designed to provide a more comprehensive review of operating results and financial position than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the interim financial statements and related footnotes included herein.

Forward-Looking Statements

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

Financial Condition

Total assets at March 31, 2003 were $143.3 million compared to $134.9 million at June 30, 2002, an increase of $8.4 million, or 6.3%. The increase in total assets was due primarily to an increase in cash and cash equivalents and securities funded by an increase in borrowed funds.

Cash and cash equivalents increased $7.8 million, from $5.6 million at June 30, 2002 to $13.4 million at March 31, 2003, and securities increased $4.0 million, from $3.5 million to $7.5 million at the same dates.

Loans decreased $3.3 million from $121.2 million at June 30, 2002 to $117.9 million at March 31, 2003. The decrease in loans was primarily in one- to four-family residential loans, which decreased $4.1 million. Other mortgage loan categories had nominal changes. The overall net decrease in total loans is reflective of the low interest rate environment which has encouraged mortgage customers to shop for 30 year fixed rate products not currently offered by the Corporation.


                                   (Continued)

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

The Corporation's consumer and commercial loan portfolio had modest changes between June 30, 2002 and March 31, 2003. Non-mortgage loans remain a small portion of the entire loan portfolio and represented 6.8% and 6.7% of gross loans at March 31, 2003 and June 30, 2002.

Total deposits decreased $1.6 million from $94.8 million at June 30, 2002 to $93.2 million at March 31, 2003. The largest decrease was in certificate accounts which decreased $4.9 million. The Corporation also had decreases in other deposit categories as NOW accounts decreased $31,000 and noninterest-bearing demand accounts decreased $9,000, while savings accounts increased $2.6 million and money market accounts increased $746,000. The increases in savings and money market accounts resulted from depost customers repositioning their money into short-term liquid accounts. The overall decrease in deposit accounts is reflective of the low interest rate environment and economic conditions as customers search for higher rates or elect to spend rather than save.

Borrowed funds increased $10.1 million from $22.5 million at June 30, 2002 compared to $32.6 million at March 31, 2003. The Corporation's intent in borrowing $11 million in FHLB advances was to secure low, long-term fixed rate funding to satisfy anticipated spring and summer mortgage loan demand and as a hedge in a rising rate environment. These borrowings have largely been invested in overnight deposits and short-term securities. However, interest rates have remained low and new loan demand has been weak as mortgage customers seek to refinance current balances for lower fixed rates and longer terms than the Corporation currently offers. As a result, the Corporation expects to experience portfolio shrinkage and to endure some margin compression until demand for its mortgage products increases. Management is currently exploring additional mortgage products to address this issue. Management is also exploring other investment options to utilize the additional funds provided from the increase in borrowings. Borrowings at March 31, 2003 consisted of long-term fixed-rate advances, convertible fixed-rate advances and select pay mortgage-matched advances. Based on the FHLB stock owned by the Corporation at March 31, 2003, the Corporation had the ability to obtain borrowings up to a maximum total of $66.2 million.

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

Three Months Ended March 31, 2003 Compared to the Three Months Ended March 31, 2002

Net Income. The Corporation earned net income of $203,000 for the three months ended March 31, 2003 compared to $174,000 for the three months ended March 31, 2002. The increase of $29,000, or 16.3%, in net income was primarily due to an increase in net interest income partially offset by a slight increases in noninterest expense, provision for loan losses and income taxes.


                                   (Continued)

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

Net Interest Income. Net interest income totaled $1,089,000 for the three months ended March 31, 2003 compared to $1,039,000 for the three months ended March 31, 2002, representing an increase of $50,000, or 4.8%. The increase was the result of a larger decrease in interest expense on deposits and borrowed funds compared to the decline in interest income on loans and other sources of interest income.

Interest and fees on loans decreased $200,000, or 8.7% from $2,291,000 for the three months ended March 31, 2002 to $2,091,000 for the three months ended March 31, 2003. The decrease in interest income was due primarily to a lower average yield earned on loans due to the lower interest rate environment coupled with a decrease in the average balance. The yield on loans declined from 7.64% for the three months ended March 31, 2002 to 7.07% for the three months ended March 31, 2003.

Interest on securities decreased $8,000 due to a lower average interest rate for the current three month period partially offset by a higher average balance.

Interest paid on deposits decreased $294,000, or 30.3% from $970,000 for the three months ended March 31, 2002 to $676,000 for the three months ended March 31, 2003. The decrease resulted from a lower average interest rate coupled with a lower average balance of deposits. The average cost of deposits declined from 4.19% for the three months ended March 31, 2002 to 2.99% for the three months ended March 31, 2003.

Interest paid on borrowed funds totaled $412,000 for the three months ended March 31, 2003 compared to $379,000 for the three months ended March 31, 2002. The increase in interest expense on borrowed funds resulted from an increase in the average balance of borrowed funds offset slightly by a decrease in the average rate paid for borrowings.

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

The provision for loan losses for the three months ended March 31, 2003 totaled $15,000 compared to $14,000 for the three months ended March 31, 2002. The modest increase resulted from an increase in nonperforming loans partially offset by a decline in the overall loan portfolio balance. The allowance for loan losses totaled $758,000, or 0.64% of gross loans receivable, net of loans in process and deferred loan origination fees and 53.3% of total nonperforming loans at March 31, 2003, compared with $708,000, or 0.58% of gross loans receivable, net of loans in process and deferred loan origination fees and 66.2% of total nonperforming loans at June 30, 2002. Charge-offs experienced by the Corporation have primarily related to consumer and other non-real estate loans. The Corporation's low historical charge-off history is the product of a variety of factors, including the Corporation's underwriting guidelines, which generally require a loan-to-value or projected completed value ratio of 80% for purchase or construction of one- to four-family residential properties and 75% for commercial real estate and land loans, established income information and defined ratios of debt to income.


                                   (Continued)

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

Noninterest   income.   Noninterest  income  includes  service  fees  and  other
miscellaneous income and increased $3,000 from $29,000 for the three months ended March 31, 2002 to $32,000 for the three months ended March 31, 2003.

Noninterest expense. Noninterest expense totaled $783,000 for the three months ended March 31, 2003 compared to $773,000 for the three months ended March 31, 2002, an increase of $10,000. The increase was the result of increases in compensation and benefits primarily related to increases in health care costs and the impact of the Corporation's increased stock price on the Employee Stock Ownership Plan ("ESOP").

Income Tax Expense. Income tax expense totaled $120,000 for the three months ended March 31, 2003 compared to $107,000 for the three months ended March 31, 2002, representing an increase of $13,000. The increase in income tax expense is reflective of the increase in net income before income taxes for the three months ended March 31, 2003 as compared to the three months ended September 30. 2002. The effective tax rate was 37.1% and 38.1% for the three months ended March 31, 2003 and 2002.

Nine Months Ended March 31, 2003 Compared to the Nine Months Ended March 31,
2002

Net Income. The Corporation earned net income of $620,000 for the nine months ended March 31, 2003 compared to $473,000 for the nine months ended March 31, 2002. The increase in net income was primarily due to an increase in net interest income partially offset by a slight increase in the provision for loan losses, noninterest expense and income taxes.

Net Interest Income. Net interest income totaled $3,282,000 for the nine months ended March 31, 2003 compared to $3,007,000 for the nine months ended March 31, 2002. The increase of $275,000, or 9.1%, was the result of a larger decrease in interest expense on deposits and borrowed funds compared to the decline in interest income on loans and other sources of interest income.

Interest and fees on loans decreased $613,000, or 8.7% from $7,047,000 for the nine months ended March 31, 2002 to $6,433,000 for the nine months ended March 31, 2003. The decrease in interest income was due primarily to a lower average yield earned on loans due to the lower interest rate environment as well as a decrease in the average balance of loans. The average yield on loans declined from 7.78% for the nine months ended March 31, 2002 to 7.17% for the nine months ended March 31, 2003.

Interest on securities, demand, and overnight deposits totaled $180,000 for the nine months ended March 31, 2003 compared to $257,000 for the nine months ended March 31, 2002. The decrease of $77,000 resulted from a decline in the average interest rates partially offset by an increase in the average balances for the current nine month period.

Interest paid on deposits decreased $946,000 or 29.5% from $3,203,000 for the nine months ended March 31, 2002 to $2,257,000 for the nine months ended March 31, 2003. The decrease resulted from a lower average interest rate combined with a lower average balance of deposits. The average cost of deposits declined from 4.58% for the nine months ended March 31, 2002 to 3.26% for the nine months ended March 31, 2003.

Interest paid on borrowed funds totaled $1,125,000 for the nine months ended March 31, 2003 compared to $1,154,000 for the nine months ended March 31, 2002. The decrease in interest expense on borrowed funds resulted from a decrease in the average rate paid for borrowings partially offset by an increase in the average balance of borrowings.


                                   (Continued)

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

Provision for Loan Losses. The provision for loan losses for the nine months ended March 31, 2003 totaled $56,000 compared to $39,000 for the nine months ended March 31, 2002. The increase in the provision for loan losses was the result of an increase in nonperforming loans during the current nine month period. The increase in nonperforming loans is reflective of a slowing economy.

Noninterest   income.   Noninterest  income  includes  service  fees  and  other
miscellaneous income and totaled $101,000 for the nine months ended March 31, 2003 and $98,000 for the nine months ended March 31, 2002.

Noninterest expense. Noninterest expense totaled $2,341,000 for the nine months ended March 31, 2003 compared to $2,301,000 for the nine months ended March 31, 2002, an increase of $40,000. The change was the result of an increase in compensation and benefits primarily related to an increase in health care costs and the impact of the Corporation's increased stock price on the ESOP.

Income Tax Expense. Income tax expense totaled $366,000 for the nine months ended March 31, 2003 compared to $291,000 for the nine months ended March 31, 2002, representing an increase of $75,000. The increase in income tax expense is reflective of the increase in net income before income taxes for the nine months ended March 31, 2003 as compared to the nine months ended March 31, 2002. The effective tax rate was 37.1% and 38.1% for the nine months ended March 31, 2003 and 2002.

Liquidity and Capital Resources

The Corporation's liquidity, primarily represented by cash and cash equivalents, is a result of operating, investing and financing activities. These activities are summarized below for the nine months ended March 31, 2003 and 2002.

                                                                           Nine Months
                                                                         Ended March 31,
                                                                         ---------------
                                                                      2003             2002
                                                                      ----             ----
                                                                     (Dollars in thousands)

Net income                                                       $    620            $    473
Adjustments to reconcile net income to net cash from
  operating activities                                                265                 363
                                                                 --------            --------
Net cash from operating activities                                    885                 836
Net cash from investing activities                                   (850)             (1,075)
Net cash from financing activities                                  7,746               3,213
                                                                 --------            --------
Net change in cash and cash equivalents                             7,781               2,974
Cash and cash equivalents at beginning of period                    5,589               6,351
                                                                 --------            --------

Cash and cash equivalents at end of period                       $ 13,370            $  9,325
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


                                   (Continued)

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

The Corporation also has the ability to borrow from the FHLB up to a maximum total of $66,191,000 including the cash management line of credit. See Note 4 of the Notes to Consolidated Financial Statements for a detail of the Corporation's borrowings from the FHLB at March 31, 2003.

At March 31, 2003, the Corporation had commitments to originate fixed-rate commercial and residential real estate loans totaling $3,373,000 and variable-rate nonresidential and residential real estate mortgage loans totaling $935,000. Loan commitments are generally for 30 days. See Note 5 of the Notes to Consolidated Financial Statements for a detail of the Corporation's loan commitments at March 31, 2003. The Office of Thrift Supervision regulations require the Corporation's insured subsidiary to maintain a safe and sound level of liquid assets. The Corporation considers its liquidity sufficient to meet its outstanding short and long-term needs, and believes it is in compliance with regulatory requirements.

The Association is also subject to various regulatory capital requirements administered by the federal regulatory agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Association must meet specific capital guidelines that involve quantitative measures of the Association's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Association's capital amounts and classifications are also subject to qualitative judgments by the regulators about the Association's components, risk weightings and other factors. Failure to meet minimum capital requirements can initiate certain mandatory actions that, if undertaken, could have a direct material effect on the Corporation's financial statements. At March 31, 2003 and June 30, 2002, management believes the Association complies with all regulatory capital requirements. Based on the Association's computed regulatory capital ratios, the Association is considered well capitalized under the Federal Deposit Insurance Act at March 31, 2003 and June 30, 2002. No conditions or events have occurred subsequent to the last notification by regulators that management believes would have changed the Association's category.


                                   (Continued)

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

At March 31, 2003 and June 30, 2002, the Association's actual capital levels, minimum required levels and levels to be considered "well capitalized" were as follows.

                                                                                                 To Be
                                                                                           Well Capitalized
                                                                   For Capital          Under Prompt Corrective
                                         Actual                 Adequacy Purposes         Action Regulations
                                         ------                 -----------------         ------------------
                                  Amount         Ratio        Amount         Ratio       Amount          Ratio
                                  ------         -----        ------         -----       ------          -----

(Dollars in Thousands)
March 31, 2003
Total capital (to risk-
  weighted assets)               $16,047          18.0%      $ 7,122          8.0%      $ 8,903          10.0%
Tier 1 (core) capital (to
  risk-weighted assets)           15,300          17.2         3,561          4.0         5,342           6.0
Tier 1 (core) capital (to
  adjusted total assets)          15,300          10.7         5,734          4.0         7,168           5.0
Tangible capital (to
  adjusted total assets)          15,300          10.7         2,150          1.5           N/A

June 30, 2002
Total capital (to risk-
  weighted assets)               $15,073          17.1%      $ 7,049          8.0%      $ 8,811          10.0%
Tier 1 (core) capital (to
  risk-weighted assets)           14,365          16.3         3,524          4.0         5,287           6.0
Tier 1 (core) capital (to
  adjusted total assets)          14,365          10.6         5,396          4.0         6,745           5.0
Tangible capital (to
  adjusted total assets)          14,365          10.6         2,023          1.5           N/A

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

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                           PART II - OTHER INFORMATION

--------------------------------------------------------------------------------

Item 1.     Legal Proceedings

            None.

Item 2.     Changes in Securities

            None.

Item 3.     Defaults Upon Senior Securities

            Not applicable.

Item 4.     Submission of Matters to a Vote of Security Holders
            None.

Item 5.     Other Information

            None.

Item 6.     Exhibits and Reports on Form 8-K

            (a) Form 8-K was filed on January 16, 2003. Under Item 5, Other Events, the Corporation reported the issuance of a press release to announce the quarterly earnings and declare a regular dividend for the period ending March 31, 2003.

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                                   SIGNATURES

--------------------------------------------------------------------------------

Pursuant to the requirement of the Securities Exchange Act of 1934, the small business issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    May 14, 2003                     /s/ Douglas Stewart
       --------------------------         --------------------------------------
                                          Douglas Stewart
                                          President and Chief Executive Officer

Date:    May 14, 2003                     /s/ Debra Geuy
       --------------------------         --------------------------------------
                                          Debra Geuy
                                          Chief Financial Officer

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

Date:    May 14, 2003
         ------------

/s/ Douglas Stewart
-------------------
Douglas Stewart
President and Chief Executive Officer

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

Date:    May 14, 2003
         ------------

/s/ Debra A. Geuy
-----------------
Debra A. Geuy
Chief Financial Officer and Treasurer

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

      3.2          Bylaws of Peoples-Sidney Financial
                   Corporation                                            Incorporated by reference to the S-1, Exhibit 3.2.

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

     10.5          401 (k) Plan                                           Incorporated by  Pre-Effective  Amendment No. 1 to the S-1
                                                                          filed with the SEC on March 12, 1997, Exhibit 10.5

     10.6          Peoples-Sidney  Financial  Corporation                 Filed as an exhibit to the  Registrant's  Annual Report on
                   Amended and Restated 1998                              Form  10-KSB for the fiscal year ended June 30, 1999 (File
                   Stock Option and Incentive Plan                        No. 0-22223) and incorporate herein by reference.

     10.7          Peoples-Sidney  Financial  Corporation                 Filed as an exhibit to the  Registrant's  Annual Report on
                   Amended and Restated 1998                              Form  10-KSB for the fiscal year ended June 30, 1999 (File
                   Management Recognition Plan                            No. 0-22223) and incorporate herein by reference.

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