Form 10KSB
PEOPLES SIDNEY FINANCIAL CORP
filed 2003-09-29
CIK 1031340

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark one)

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

      For the fiscal year ended June 30, 2003

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ___________________ to ___________________

                           Commission File No. 0-22223

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                 (Name of small business issuer in its charter)

                    Delaware                                 31-1499862
       (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                  Identification Number)

      101 East Court Street, Sidney, Ohio                       45365
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

Issuer's revenues for the fiscal year ended June 30, 2003 were:   $8,916,941.

At August 29, 2003, there were issued and outstanding 1,439,501 of the Registrant's Common Shares.

The aggregate market value of the voting and non-voting common stock held by non-affiliates as of August 29, 2003, was $15,467,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Parts II and IV of Form 10-KSB - Portions of the Annual Report to Stockholders for the fiscal year ended June 30, 2003.

Part III of Form 10-KSB - Portions of Proxy Statement for 2003 Annual Meeting of Stockholders.

Transitional Small Business Disclosure Form (check one):  Yes |_|   No |X|

--------------------------------------------------------------------------------

                                      INDEX

                                   FORM 10-KSB

                                                                                          Page(s)
                                                                                          -------
PART I

      Item 1.  Description of Business                                                     3-35

      Item 2.  Description of Property                                                       36

      Item 3.  Legal Proceedings                                                             36

      Item 4.  Submission of Matters to a Vote of Security Holders                           36

PART II

      Item 5.  Market for Common Equity and Related Shareholder Matters                      37

      Item 6.  Management's Discussion and Analysis of Financial Condition
               and Results of Operation                                                      37

      Item 7.  Financial Statements                                                          37

      Item 8.  Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                                           37

      Item 8A. Controls and Procedures                                                       37

PART III

      Item 9.  Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act                             38

      Item 10. Executive Compensation                                                        38

      Item 11. Security Ownership of Certain Beneficial Owners and Management
               and Related Stockholder Matters                                               38

      Item 12. Certain Relationships and Related Transactions                                39

      Item 13. Exhibits and Reports on Form 8-K                                              40

      Item 14. Principal Accountant Fees and Services                                        42

Signatures                                                                                   43

Exhibits                                                                                     44

--------------------------------------------------------------------------------

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

      The Association's operations are regulated by the Office of Thrift Supervision ("OTS"). The Association is a member of the Federal Home Loan Bank ("FHLB") System and a stockholder of the FHLB of Cincinnati. The Association is also a member of the Savings Association Insurance Fund ("SAIF") and its deposit accounts are insured up to applicable limits by the Federal Deposit Insurance Corporation ("FDIC"). Accordingly, the Association is also subject to regulation and oversight by the FDIC.

      The executive offices of the Corporation are located at 101 E. Court Street, Sidney, Ohio 45365 and its telephone number is (937) 492-6129.

Forward-Looking Statements

      When used in this Form 10-KSB, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, among other things, changes in economic conditions in the Corporation's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Corporation's market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Corporation wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Corporation wishes to advise readers that the factors listed above could affect the Corporation's financial performance and could cause the Corporation's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

--------------------------------------------------------------------------------

      The Corporation does not undertake and specifically declines any obligation to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

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

                                                      June 30,
                                   --------------------------------------------
                                           2003                     2002
                                     Amount     Percent      Amount     Percent
                                   ---------   --------     --------    -------
                                              (Dollars in thousands)
Real estate loans
    One- to four-family            $  89,931      76.02%    $ 96,007      76.94%
    Construction and
      development                      5,906       4.99        7,097       5.69
    Commercial                        10,307       8.71       10,111       8.10
    Multi-family                       1,657       1.40        1,913       1.53
    Land                               1,852       1.57        1,310       1.05
                                   ---------     ------     --------     ------
       Total real estate
            Loans                    109,653      92.69      116,438      93.31
                                   ---------     ------     --------     ------

Other loans
    Consumer
       Automobile                      3,311       2.80        3,122       2.50
       Deposit account                   300       0.25          506       0.41
       Other                           1,025       0.87          997       0.80
                                   ---------     ------     --------     ------
          Total consumer
            loans                      4,636       3.92        4,625       3.71
                                   ---------     ------     --------     ------

    Commercial business
      loans                            4,006       3.39        3,717       2.98
                                   ---------     ------     --------     ------

    Total loans                      118,295     100.00%     124,780     100.00%
                                   ---------     ======     --------     ======
Less:
    Loans in process                  (1,907)                 (2,516)
    Deferred loan fees                  (362)                   (331)
    Allowance for loan losses           (766)                   (708)
                                   ---------                --------

          Total loans, net         $ 115,260                $121,225
                                   =========                ========

--------------------------------------------------------------------------------

      The following table shows the composition of the Corporation's loan portfolios by fixed- and adjustable-rate at the dates indicated.

                                                      June 30,
                                      ------------------------------------------
                                             2003                   2002
                                       Amount      Percent     Amount    Percent
                                      --------     -------    --------   -------
                                                 (Dollars in thousands)
Fixed-rate loans:
    Real estate
       One- to four-family             $ 49,501      41.84%   $ 45,687    36.61%
       Construction and
         development                      3,914       3.31       4,455     3.57
       Commercial                         1,541       1.30       1,171     0.94
       Multi-family                          --        --           --      --
       Land                                 728       0.62         385     0.31
                                       --------     ------    --------   ------
          Total real estate loans        55,684      47.07      51,698    41.43
    Consumer loans                        4,636       3.92       4,625     3.71
    Commercial business loans             2,119       1.79       2,108     1.69
                                       --------     ------    --------   ------

          Total fixed-rate loans         62,439      52.78      58,431    46.83

Adjustable-rate loans:
    Real estate
       One- to four-family               40,430      34.18      50,320    40.33
       Construction and
         development                      1,992       1.68       2,642     2.12
       Commercial                         8,766       7.41       8,940     7.16
       Multi-family                       1,657       1.40       1,913     1.53
       Land                               1,124       0.95         925     0.74
                                       --------     ------    --------   ------
          Total real estate loans        53,969      45.62      64,740    51.88
    Consumer loans                           --        --           --       --
    Commercial business loans             1,887       1.60       1,609     1.29
                                       --------     ------    --------   ------
          Total adjustable-
            rate loans                   55,856      47.22      66,349    53.17
                                       --------     ------    --------   ------

    Total loans                         118,295     100.00%     124,78   100.00%
                                       --------     ======    --------   ======

Less:
    Loans in process                     (1,907)                (2,516)
    Deferred loan fees                     (362)                  (331)
    Allowance for loan losses              (766)                  (708)
                                       --------               --------

          Total loans, net             $115,260               $121,225
                                       ========               ========

--------------------------------------------------------------------------------

      The following schedule presents the contracted maturities of the Corporation's loan portfolio at June 30, 2003. The schedule does not reflect the effects of possible prepayments or enforcement of the due-on-sale clauses. The amortizing loans, such as one- to four-family and installment loans, the entire current principal balance as show as being due at maturity.

                                            Real Estate
                             --------------------------------------
                                One- to Four-
                                 Family and         Multi-family,
                              Construction and       Commercial                               Commercial
                                 Development          and Land            Consumer             Business                Total
                             ------------------   ------------------    ----------------    -----------------     ------------------

                                       Weighted            Weighted             Weighted             Weighted               Weighted
                                       Average             Average               Average              Average                Average
                              Amount    Rate      Amount     Rate       Amount    Rate      Amount     Rate       Amount      Rate
                              ------    ----      ------     ----       ------    ----      ------     ----       ------      ----
                                                                          (Dollars in thousands)
1 year or less*              $    24     8.41%    $    41     9.50%     $  879     6.29%     $  618     6.02%    $  1,562     6.30%
Over 1 year - 3 years            164     6.77         776     6.87       1,645     8.28       1,745     6.73        4,330     7.34
Over 3 years - 5 years           739     7.29         554     5.36       1,866     6.97       1,191     6.47        4,350     6.68
Over 5 years - 10 years        6,244     6.52       1,181     5.68         141     6.32         452     6.69        8,018     6.40
Over 10 years - 20 years      52,932     6.52       7,556     6.22         105     8.26          --       --       60,593     6.49
Over 20 years                 35,734     6.56       3,708     6.13          --       --          --       --       39,442     6.52
                             -------     ----     -------     ----      ------     ----      ------     ----     --------     ----
    Total                    $95,837     6.54%    $13,816     6.16%     $4,636     7.32%     $4,006     6.54%    $118,295     6.53%
                             =======     ====     =======     ====      ======     ====      ======     ====     ========     ====

*Include demand loans, loans having no stated maturity and overdraft loans.

The total amount of loans due after June 30, 2004 that have predetermined interest rates is $61,254, while the total amount of loans due after such dates which have floating or adjustable interest rates is $55,479.

--------------------------------------------------------------------------------

      Under federal law, the aggregate amount of loans that the Association is permitted to make to any one borrower is generally limited to 15% of unimpaired capital and surplus (25% if the security for such loan has a "readily ascertainable" value or 30% for certain residential development loans). At June 30, 2003, based on the above limitation, the Association's regulatory loan-to-one borrower limit was approximately $2.34 million. On the same date, the Association had no borrowers with outstanding balances in excess of this amount. As of June 30, 2003, the largest dollar amount of indebtedness of one borrower or group of related borrowers was $1,067,309, secured by multiple one- to four-family real estate properties, commercial real estate and land. The next largest loan to one borrower or group of related borrowers had an outstanding balance of $925,481 at June 30, 2003 and is secured by multiple one-to four-family real estate properties. As of June 30, 2003, such loans were performing in accordance with their terms.

      Loan applications are accepted by salaried loan officers at the Association's offices. Loan applications are presented for approval to the Executive Committee of the Board of Directors or to the full Board of Directors, depending on loan amount. All loans of $100,000 or more are approved by the full Board of Directors. Decisions on loan applications are made on the basis of detailed applications and property valuations (consistent with the Association's written appraisal policy), by qualified independent appraisers (unless the Association's exposure will be $75,000 or less). The loan applications are designed primarily to determine the borrower's ability to repay and include length of employment, past credit history and the amount of current indebtedness. Significant items on the application are verified through use of credit reports, financial statements, tax returns and/or confirmations. The Association is an equal opportunity lender.

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

One- to Four-Family Residential Real Estate Lending

      The cornerstone of the Association's lending program has long been the origination of long-term permanent loans secured by mortgages on owner-occupied one- to four-family residences. At June 30, 2003, $89.9 million, or 76.02% of the Association's loan portfolio, consisted of permanent loans on one- to four-family residences. At that date, the average outstanding residential loan balance was $65,835 and the largest outstanding residential loan had a principal balance of $528,000. Virtually all of the residential loans originated by the Association are secured by properties located in the Association's market area.

      The Association originates fixed-rate residential loans in amounts and at rates that are monitored for compliance with the Association's asset/liability management policy. Currently, the Association originates fixed-rate loans with maturities of up to 20 years for retention in its own portfolio. Limiting the contractual term to 20 years, as opposed to the more traditional 30 year period, allows for accelerated principal repayment and equity build up for the borrower. Currently, all such loans are made on owner-occupied properties. All fixed-rate loans originated by the Association are retained and serviced by it. At June 30, 2003, the Association had $49.5 million of fixed-rate permanent one-to four-family residential loans, constituting 41.84% of the Association's loan portfolio at such date.

--------------------------------------------------------------------------------

      The Association has offered ARM loans at rates, terms and points determined in accordance with market and competitive factors. The Association's current one- to four-family residential ARMs are fully amortizing loans with contractual maturities of up to 30 years. Applicants are qualified using a fully indexed rate, and no ARMs allow for negative amortization. The interest rates on the ARMs originated by the Association are generally subject to adjustment at one, three, and five-year intervals based on a margin over the analogous Treasury Securities Constant Maturity Index. Decreases or increases in the interest rate of the Association's ARMs are generally limited to 6% above or below the initial interest rate over the life of the loan, and up to 2% per adjustment period. The Association's ARMs are not convertible into fixed-rate loans, and do not contain prepayment penalties. ARM loans may be assumed on a case-by-case basis with the Association's consent. At June 30, 2003, the total balance of one- to four-family ARMs was $40.4 million, or 34.18% of the Corporation's loan portfolio. All ARMs originated by the Association are retained and serviced by it.

      In 1992, the Association initiated a program specifically tailored to first-time homebuyers. These loans are made on a five-year adjustable basis with a term up to 30 years. The margin, which is lower than other products currently offered, is 200 basis points. Additionally, somewhat higher debt-to-income ratios are permitted, although mandatory escrows for taxes and insurance, an acceptable credit rating and an employment history of at least one year are required. The maximum loan amount under this program, which requires that the property be owner-occupied, is currently $75,000 unless Board of Director approval is obtained, which can be the lesser of the purchase price or 90% of appraised value. At June 30, 2003, the Association had approximately $2.6 million of first-time homebuyer loans in its portfolio.

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

      The Association uses the same underwriting standards for home equity lines of credit as it uses for one- to four-family residential mortgage loans. The Association's home equity lines of credit are originated in amounts, which, together with the amount of the first mortgage, generally do not exceed 80% of the appraised value of the property securing the loan. At June 30, 2003, the Association had $636,000 of home equity lines of credit and an additional $736,000 of funds committed, but undrawn, under such lines.

--------------------------------------------------------------------------------

Construction and Development Lending

      The Association makes construction loans to individuals for the construction of their primary or secondary residences and loans to builders or developers for the construction of single-family homes, multi-family units and commercial real estate projects. Loans to individuals for the construction of their residences typically run for 12 months. The borrower pays interest only during the construction period. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans. At June 30, 2003, the Association had 34 construction loans with outstanding aggregate balances of $5,325,000 secured by residential property. Of this amount, $4,535,000 in loans were outstanding directly to borrowers intending to live in the properties upon completion of construction.

      The Association makes loans to builders and developers to finance the construction of residential property. Such loans generally have adjustable interest rates based upon prime or treasury indexes with terms ranging from six months to one year. The proceeds of the loan are advanced during construction based upon the percentage of completion as determined by an inspection. The loan amount normally does not exceed 85% of projected completed value for homes that have been pre-sold to the ultimate occupant. For loans to builders for the construction of homes not yet pre-sold, which may carry a higher risk, the loan-to-value ratio is generally limited to 80%. Whether the Association is willing to provide permanent takeout financing to the purchaser of the home is determined independently of the construction loan by separate underwriting. In the event that upon completion the house is not sold, the builder is required to make principal and interest payments until the house is sold. At June 30, 2003, the Association did not have any construction loans with builders that pre-sold their homes and six loans with an outstanding aggregate balance of $790,000 secured by one-to four-family residential properties constructed by builders who have not pre-sold their homes to individual purchasers. The Association also makes a limited number of commercial real estate construction loans with the loan amount generally not to exceed 75% of the completed value. At June 30, 2003, the Association had one loan with an outstanding balance of $581,000.

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

Commercial Real Estate Lending

         The Association's commercial real estate loan portfolio consists of loans secured by a variety of non-residential properties including retail facilities, small office buildings, farm real estate and churches. At June 30, 2003, the Association's largest commercial real estate loan totaled $471,000. At that date, the Association had 79 commercial real estate loans, totaling $10,307,000, or 8.71% of gross loans receivable.

--------------------------------------------------------------------------------

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

      The table below sets forth by type of security property the estimated number, loan amount and outstanding balance of the Association's commercial real estate loans at June 30, 2003.

                                                 Original       Outstanding
                                  Number of        Loan          Principal
                                    Loans          Amount         Balance
                                    -----          ------         -------
                                             (Dollars in thousands)
         Office                         6        $      847      $      582
         Retail                         3               978             488
         Farm real estate              20             3,926           3,400
         Churches                      50             7,399           5,837
                                     ----        ----------      ----------
             Total                     79        $   13,150      $   10,307
                                     ====        ==========      ==========

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

Multi-Family Lending

      The Association has historically made permanent multi-family loans in its primary market area. However, the amount of such loans has been insignificant. At June 30, 2003, multi-family loans totaled $1.7 million, or 1.40% of gross loans receivable.

      The Association's multi-family loan portfolio includes loans secured by five or more unit residential buildings located primarily in the Association's market area.

--------------------------------------------------------------------------------

Land Lending

      Land loans include loans to develop vacant or raw land and are made to various builders and developers with whom the Association has had long-standing relationships. All of such loans are secured by land zoned for residential or commercial developments and located within the Association's market area. Proceeds are used for excavation, utility placements and street improvements. Disbursements related to acquisition and development land loans are typically based on inspections to determine the progress of the project. As lots are sold, a portion of the sale price is applied to the principal of the outstanding loan in order to ensure the loan is paid in full prior to all lots in the development being sold. Interest payments are required at regular intervals (quarterly or semi-annually) and loan terms typically are written for three years. At June 30, 2003, the Association had $520,000 of loans receivable in this category.

      The Association also makes loans to individuals who purchase and hold land for various reasons, such as the future construction of a residence. Such loans are generally originated with terms of five years and have maximum loan- to-value ratios of 85% for loans on improved residential building lots and 75% on undeveloped acreage. At June 30, 2003, the Association had $1,332,000 in land loans to individuals.

      Land lending generally affords the Association an opportunity to receive interest at rates higher than those obtainable from residential lending. Nevertheless, land lending is generally considered to involve a higher level of credit risk due to the fact that funds are advanced upon the security of the land, which is of uncertain value prior to its development.

Consumer Lending

      Management believes that offering consumer loan products helps to expand the Association's customer base and to create stronger ties with its existing customer base. In addition, because consumer loans generally have shorter terms to maturity and carry higher rates of interest than do residential mortgage loans, they can be valuable asset/liability management tools. The Association currently originates substantially all of its consumer loans in its market area. At June 30, 2003, the Association's consumer loans totaled $4.6 million, or 3.92% of the Association's gross loan portfolio.

      The Association offers a variety of secured consumer loans, including automobile loans, loans secured by savings deposits and home improvement loans. Although the Association primarily originates consumer loans secured by real estate, deposits or other collateral, the Association also makes unsecured personal loans.

      The largest component of the Association's consumer lending program is automobile loans. At June 30, 2003, automobile loans totaled $3.3 million, or 2.80% of gross loans receivable. The Association makes loans directly to the consumer to aid in the purchase of new and used vehicles, which serve as collateral for the loan. The Association also employs other underwriting criteria discussed below in deciding whether to extend credit.

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

--------------------------------------------------------------------------------

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

Commercial Business Lending

      In order to increase the yield and interest rate sensitivity of its loan portfolio and in order to satisfy the demand for financial services available to individuals and businesses in its primary market area, the Association has maintained a small portfolio of commercial business loans. Although the portfolio remains a small percentage of gross loans outstanding, the Association has experienced substantial growth over the last few years primarily from the new branch facilities. Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are generally of higher risk and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself (which, in turn, may be dependent upon the general economic environment). During the past seven years, the Association has made commercial business loans to businesses such as small retail operations, small manufacturing concerns and professional firms. The Association's commercial business loans almost always include personal guarantees and are usually, but not always, secured by business assets, such as accounts receivable, equipment, inventory and real estate. However, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

      Most of the Association's commercial business loans have terms ranging from three months to one year and may carry fixed or adjustable interest rates. The underwriting process for commercial business loans generally includes consideration of the borrower's financial statements, tax returns, projections of future business operations and inspection of the subject collateral, if any. At June 30, 2003, commercial business loans totaled $4.0 million, or 3.39% of the Association's gross loans receivable.

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

--------------------------------------------------------------------------------

      The following table shows the loan origination and repayment activities of the Corporation for the periods indicated.

                                                           Year Ended June 30,
                                                         -----------------------
                                                          2003            2002
                                                          ----            ----
                                                            (in thousands)
      Originations by type:
          Adjustable rate:
             Real estate:
                One- to four-family, construction,
                  development and land                   $  8,960      $ 10,690
                Commercial                                  1,987         2,861
                   Multi-family                                --         1,084
                   Nonreal estate:
                Consumer                                       --            --
                   Commercial business                      2,230           498
                                                         --------      --------
                   Total adjustable rate                   13,177        15,133

          Fixed rate:
             Real estate:
                One- to four-family, construction,
                  development and land                     30,881        25,317
                    Commercial                                906           294
                    Multi-family                               --            --
             Nonreal estate
                Consumer                                    3,014         2,398
                   Commercial business                      1,361         1,190
                                                         --------      --------
                   Total fixed rate                        36,162        29,199
                                                         --------      --------
                   Total loans originated                  49,339        44,332
          Principal repayments                            (54,471)      (43,348)
             Increase in other items, net*                   (411)         (118)
                                                         --------      --------
                   Net (decrease) increase               $ (5,543)     $    866
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

--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

The following table sets forth the Corporation's loan delinquencies by type, by amount and by percentage of type at June 30, 2003.

                                                           Loans Delinquent For:
                                      ------------------------------------------------------------
                                                60-89 Days                   90 Days and Over              Total Delinquent Loans
                                      ---------------------------    -----------------------------    ------------------------------
                                      Number    Amount   Category    Number     Amount    Category    Number      Amount    Category
                                      ------    ------   --------    ------     ------    --------    ------      ------    --------
                                                                          (Dollars in thousands)
Real estate:
    One- to four-family                    7    $  364      0.40%        29     $2,002      2.23%         36      $2,366      2.63%
    Construction and development          --        --        --         --         --        --          --          --        --
    Commercial                            --        --        --         --         --        --          --          --        --
    Multi-family                          --        --        --         --         --        --          --          --        --
    Land                                  --        --        --         --         --        --          --          --        --
Consumer                                  12        42      0.91          6         11      0.24          18          53      1.14
Commercial Business                        2        47      1.17         --         --        --           2          47      1.17
                                      ------    ------      ----     ------     ------      ----      ------      ------      ----
       Total                              21    $  453      0.38%        35     $2,013      1.70%         56      $2,466      2.08%
                                      ======    ======      ====     ======     ======      ====      ======      ======      ====

--------------------------------------------------------------------------------

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

      On the basis of management's review of its assets, at June 30, 2003, the Association had classified a total of $1,648,000 of its loans, as follows:

                        One-      Commercial
                      To Four-       Real
                       Family       Estate        Land      Consumer      Total
                       ------       ------        ----      --------      -----
                                            (in thousands)
      Substandard      $1,604      $     --      $   --      $   33      $1,637
      Doubtful             --            --          --          --          --
      Loss                 --            --          --          11          11
                       ------      --------      ------      ------      ------

                       $1,604      $     --      $   --      $   44      $1,648
                       ======      ========      ======      ======      ======

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

--------------------------------------------------------------------------------

                                                          June 30,
                                                   ----------------------
                                                    2003           2002
                                                    ----           ----
                                                    (Dollars in thousands)
      Nonaccruing loans
          One- to four-family                      $1,604          $  585
          Construction and
            Development                                --              --
          Commercial real estate                       --              --
          Multi-family                                 --              --
          Land                                         --              13
          Consumer                                     --              --
          Commercial business                          --              --
                                                   ------          ------
             Total                                  1,604             598

      Accruing loans delinquent
        more than 90 days
          One- to four-family                         398             322
          Construction and
            Development                                --              --
          Commercial real estate                       --              --
          Multi-family                                 --              --
          Land                                         --              --
          Consumer                                     11               9
          Commercial business                          --             141
                                                   ------          ------
             Total                                    409             472

      Foreclosed assets
          One- to four-family                         109              --
          Construction and
            development                                --              --
          Commercial real estate                       --              --
          Multi-family                                 --              --
          Land                                         --              --
          Consumer                                     --              --
          Commercial business                          --              --
                                                   ------          ------
             Total                                    109              --
                                                   ------          ------

      Total nonperforming assets                   $2,122          $1,070
                                                   ======          ======
      Total as a percentage of
        total assets                                 1.47%           0.79%
                                                   ======          ======

      For the year ended June 30, 2003 gross interest income which would have been recorded had the nonaccruing loans been current in accordance with their original terms amounted to $118,835. The amount that was included in interest income on such loans was $84,013 for the year ended June 30, 2003.

Other Assets of Concern: As of June 30, 2003, the Association had no assets that are not now disclosed because of known information about the possible credit problems of the borrowers or the cash flows of the security property which would cause management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the nonperforming asset categories.

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

--------------------------------------------------------------------------------

      A loan is impaired when full payment under the terms of the loan is not expected. Commercial and commercial real estate loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

      As of June 30, 2003, the Association's allowance for loan losses as a percent of gross loans receivable and as a percent of nonperforming loans amounted to 0.65% and 38.26%, respectively. In light of the level of nonperforming assets to total assets and the nature of these assets, management believes that the allowance for loan losses is adequate. While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments to the allowance for loan losses, and net earnings could be significantly affected, if circumstances differ substantially from the assumptions used in making the final determination.

      The following table sets forth an analysis of the Corporation's allowance for loan losses.

                                                            Year ended June 30,
                                                          ----------------------
                                                             2003         2002
                                                             ----         ----
                                                          (Dollars in thousands)

      Balance at beginning of period                        $  708       $  661

      Charge-offs
          One- to four-family                                   --           --
          Construction and
          Development                                           --           --
          Commercial real estate                                --           --
          Multi-family                                          --           --
          Consumer                                              15            6
          Commercial business                                   --           --
                                                            ------       ------
                                                                15            6
                                                             ------       ------
      Recoveries
          One- to four-family                                   --           --
          Construction and
            Development                                         --           --
          Commercial real estate                                --           --
          Multi-family                                          --           --
          Consumer                                               4            1
          Commercial business                                   --           --
                                                            ------       ------
                                                                 4            1
                                                            ------       ------

      Net charge-offs                                           11            5
      Additions charged to operations                           69           52
                                                            ------       ------
      Balance at end of period                              $  766       $  708
                                                            ======       ======

      Ratio of net charge-offs during the period to
        average loans outstanding* during the period          0.01%          --%
                                                            ======       ======

      Ratio of net charge-offs during the period to
        nonperforming assets at the  end of the period        0.50%        0.48%
                                                            ======       ======

      * Calculated net of deferred loan fees, loan discounts, loans in process and allowance for loan losses.

--------------------------------------------------------------------------------

The distribution of the Corporation's allowance for losses on loans at the dates indicated is summarized as follows:

                                                                   June 30,
                                  ---------------------------------------------------------------------------
                                                 2003                                     2002
                                  ----------------------------------      -----------------------------------
                                  Allowance     Category       Loans      Allowance      Category       Loans
                                  ---------     --------       -----      ---------      --------       -----
                                                             (Dollars in thousands)
One- to four-family               $    478      $ 89,931       76.02%      $    411      $ 96,007       76.94%
Construction and development            14         5,906        4.99             21         7,097        5.69
Commercial real estate                  24        10,307        8.71             31        10,111        8.10
Multi-family                             4         1,657        1.40              6         1,913        1.53
Land                                     4         1,852        1.57              6         1,310        1.05
Consumer                               115         4,636        3.92            113         4,625        3.71
Commercial business                    127         4,006        3.39            120         3,717        2.98
Unallocated                             --            --          --             --            --          --
                                  --------      --------      ------       --------      --------      ------

    Total                         $    766      $118,295      100.00%      $    708      $124,780      100.00%
                                  ========      ========      ======       ========      ========      ======

Investment Activities

      As part of its asset/liability management strategy, the Corporation invests in U.S. Government and agency obligations and mortgage-backed securities to supplement its lending activities. The Association's investment policy also allows for investments in overnight funds and certificates of deposit. The Association may consider the expansion of investments into other securities if deemed appropriate. At June 30, 2003, the Corporation did not own any securities of a single issuer that exceeded 10% of the Association's equity, other than U.S. Government or federal agency obligations. See Note 2 of the Notes to the Consolidated Financial Statements for additional information regarding the Association's securities portfolio.

      As of June 30, 2003 the Corporation had securities totaling $11.5 million classified as available for sale while there were no securities classified as held to maturity. As future securities are acquired, the Corporation may elect to classify them as either available for sale or held to maturity.

--------------------------------------------------------------------------------

The following table sets forth the composition of the Corporation's investments in securities and time deposits at the dates indicated.

                                                                    June 30,
                                              -----------------------------------------------------
                                                        2003                          2002
                                                        ----                          ----
                                              Carrying         % of         Carrying         % of
                                               Value          Total           Value          Total
                                               -----          -----           -----          -----

                                                               (Dollars in thousands)

U.S. Government Agencies                      $  11,517        88.21%      $    3,526        70.51%

FHLB stock                                        1,539        11.79            1,475        29.49
                                              ---------       ------       ----------       ------
       Total securities
                                              $  13,056       100.00%      $    5,001       100.00%
                                              =========       ======       ==========       ======

Average remaining life of securities          6.16 years                   4.39 years

Other interest-earning assets
    Interest-bearing deposits with banks      $   6,482        56.46%      $    3,771        82.50%
    Overnight deposits                            5,000        43.54              800        17.50
                                              ---------       ------       ----------       ------

          Total                               $  11,482       100.00%      $    4,571       100.00%
                                              =========       ======       ==========       ======

--------------------------------------------------------------------------------

The composition and maturities of the securities portfolio, excluding FHLB stock, are indicated in the following table.

                                                                           June 30, 2003
                              -----------------------------------------------------------------------------------------------------

                                  Less than 1 year            1 to 5 years              5 to 10 years          Total Securities
                              -----------------------   -----------------------   -----------------------   -----------------------
                               Carrying      Fair        Carrying       Fair       Carrying       Fair       Carrying       Fair
                                 Value       Value         Value       Value         Value        Value        Value       Value
                                 -----       -----         -----       -----         -----        -----        -----       -----
                                                                       (Dollars in thousands)
U.S. Government Agencies
    available for sale        $       --   $       --   $    4,044   $    4,044   $    7,473   $    7,473   $   11,517   $   11,517
                              ==========   ==========   ==========   ==========   ==========   ==========   ==========   ==========

Weighted average yield                --%          --%        3.20%        3.20%        3.20%        3.20%        3.20%        3.20%

--------------------------------------------------------------------------------

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

The following table sets forth the savings flows at the Corporation during the periods indicated.

                                                        Year Ended June 30,
                                                     --------------------------
                                                        2003            2002
                                                        ----            ----
                                                        (Dollars in thousands)

      Opening balance                                $  94,787        $  91,341
      Deposits                                         136,612          134,335
      Withdrawals                                     (140,469)        (134,420)
      Interest credited                                  2,522            3,531
                                                     ---------        ---------

      Ending balance                                 $  93,452        $  94,787
                                                     =========        =========

      Net increase (decrease)                        $  (1,335)       $   3,446
                                                     =========        =========

      Percent increase (decrease)                        (1.41)%           3.77%
                                                     =========        =========

--------------------------------------------------------------------------------

The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Corporation at the dates indicated.

                                                                       June 30,
                                                     --------------------------------------------
                                                            2003                      2002
                                                     -------------------      -------------------
                                      Weighted
                                       Average
                                       Rate at                   Percent                  Percent
                                      June 30,                     of                        of
                                        2003         Amount       Total       Amount       Total
                                        ----         ------       -----       ------       -----
                                                          (Dollars in thousands)
Transactions and savings deposits
    Noninterest-bearing demand             --%      $   850        0.86%      $   850        0.90%
    Savings account                      1.00        28,559       30.55        23,949       25.24
    NOW accounts                         0.25         6,361        6.80         6,614        6.97
    Money market accounts                1.22         4,445        4.76         2,887        3.04
                                                    -------      ------       -------      ------
       Total noncertificates             0.89        40,170       42.97        34,300       36.15
                                                    -------      ------       -------      ------

Certificates
    0.00 - 1.99%                         1.61        10,088       10.79            --          --
    2.00 - 3.99%                         2.71        24,367       26.07        20,966       22.10
    4.00 - 5.99%                         4.84        10,292       11.01        17,366       18.31
    6.00 - 7.99%                         7.01         8,535        9.13        22,155       23.35
                                                    -------      ------       -------      ------
       Total certificates                3.60        53,282       57.00        60,487       63.76
                                                    -------      ------       -------      ------
       Accrued interest                                  30        0.03            81        0.09
                                                    -------      ------       -------      ------
       Total deposits                    2.42%      $93,482      100.00%      $94,868      100.00%
                                       ======       =======      ======       =======      ======

--------------------------------------------------------------------------------

The following table shows rate and maturity information for the Corporation's certificates of deposit as of June 30, 2003.

                                       0.00-         2.00         4.00-          6.00-                      Percent
                                       1.99%         3.99%        5.99%          7.99%         Total       of Total
                                       -----         -----        -----          -----         -----       --------
                                                                (Dollars in thousands)
Certificate accounts maturing in
  quarter ending
     September 30, 2003               $ 2,635       $ 5,378       $ 1,677       $ 1,689       $11,379        21.36%
     December 31, 2003                  2,644         2,595         1,538         2,159         8,936        16.77
     March 31, 2004                     1,157         2,170         1,408            36         4,771         8.95
     June 30, 2004                      1,233         2,753           165           436         4,587         8.61
     September 30, 2004                 1,392         2,377            42           551         4,362         8.19
     December 31, 2004                    877         1,195            --           192         2,264         4.25
     March 31, 2005                         5         1,781            21           183         1,990         3.73
     June 30, 2005                        145         1,498            28           719         2,390         4.49
     September 30, 2005                    --         1,599            53         1,184         2,836         5.32
     December 31, 2005                     --         1,830            70         1,278         3,178         5.97
     March 31, 2006                        --           118            84           108           310         0.58
     June 30, 2006                         --           159           260            --           419         0.79
     September 30, 2006                    --            25         1,996            --         2,021         3.79
     December 31, 2006                     --           185           125            --           310         0.58
     March 31, 2007                        --           128            --            --           128         0.24
     June 30, 2007                         --            15         2,131            --         2,146         4.03
     September 30, 2007                    --            --           597            --           597         1.12
     December 31, 2007                     --           167            97            --           264         0.49
     March 31, 2008                        --           319            --            --           319         0.60
     June 30, 2008                         --            75            --            --            75         0.14
                                      -------       -------       -------       -------       -------       ------
                Total                 $10,008       $24,367       $10,292       $ 8,535       $53,282       100.00%
                                      =======       =======       =======       =======       =======       ======

                Percent of total        18.93%        45.73%        19.32%        16.02%       100.00%

      At June 30, 2003, the Association had approximately $5,123,000 in certificate accounts in amounts of $100,000 or more maturing as follows:

                                                                      Weighted
                                                                      Average
            Maturity Period                            Amount           Rate
            ---------------                            ------           ----
                                                      (Dollars in thousands)

      Three months or less                            $   1,145         2.80%
      Over three through six months                         725         2.18
      Over six through 12 months                            583         2.19
      Over 12 months                                      2,670         4.55
                                                      ---------         ----
          Total                                       $   5,123         3.56%
                                                      =========         ====

      For additional information regarding the composition of the Corporation's deposits, see Note 7 of Notes to Consolidated Financial Statements.

--------------------------------------------------------------------------------

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

      The following table sets forth the maximum month-end balance and average balance of FHLB advances for the periods indicated.

                                                                  Year Ended June 30,
                                                                ----------------------
                                                                  2003         2002
                                                                  ----         ----
                                                                (Dollars in thousands)
      Balance at end of period
          FHLB advances                                          $32,190      $22,456
          Maximum balance at any month-end during the period
          FHLB advances                                           32,633       25,462

      Average balance for the period
          FHLB advances                                           28,052       24,836
          Weighted average rate                                     5.34%        6.05%

Service Corporations

      As a federally chartered savings association, the Association is permitted by OTS regulations to invest up to 2.0% of its assets, or $2.9 million at June 30, 2003 in the stock of, or loans to, service corporation subsidiaries. As of such date, the Association had no investments in service corporations.

                                   REGULATION

      USA Patriot Act of 2001. In October 2001, the USA Patriot Act of 2001 was enacted in response to the terrorist attacks in New York, Pennsylvania and Washington, D.C., which occurred on September 11, 2001. The Patriot Act is intended to strengthen U.S. law enforcement's and the intelligence communities' abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

      Sabanes-Oxley Act of 2002. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002, or the SOA. The SOA is the most far-reaching U.S. securities legislation enacted in many years, and includes many substantive and disclosure-based requirements. The stated goals of the SOA are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The SOA generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the Securities and Exchange Commission under the Securities Exchange Act of 1934 (the "Exchange Act").

--------------------------------------------------------------------------------

      The law creates an independent auditing-oversight board under the SEC. The law also increases penalties for corporate wrongdoers, forces faster and more-extensive financial disclosure, and creates avenues of recourse for aggrieved shareholders. The SOA also contains separate provisions that require signed certifications to be made by the chief executive officer and chief financial officer of all public companies, and provides criminal penalties of up to $1.0 million and imprisonment of up to 10 years for an officer that provides a certification knowing it to be untrue.

      The Act also addresses functions and responsibilities of audit committees of public companies. Each audit committee is directly responsible for the appointment, compensation and oversight of the work of the Company's outside auditors, and the auditors must report directly to the audit committee. Each audit committee member must be independent, which under the Act means that he or she cannot (other than in his or her capacity as a member of the audit committee, the board or any other board committee) accept any consulting, advisory or other compensatory fees from the Company or be affiliated with the Company or any of its subsidiaries. Each audit committee must establish procedures to receive and respond to any complaints and concerns regarding the Company's accounting, accounting controls or auditing matters. These procedures would include enabling the Company's employees to transmit concerns regarding questionable accounting or auditing matters by confidential, anonymous submission. In recognition of the audit committee's independent status, each audit committee is authorized to engage independent counsel and other advisors. The Company must also provide the appropriate funding, as determined by the audit committee, for payment of compensation to the auditors and advisors of the audit committee.

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

Federal Regulation of Savings Associations

      The OTS has extensive authority over the operations of savings associations, such as the Association. As part of this authority, the Association is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS. The last regular OTS examination of the Association was as of March 31, 2003. When these examinations are conducted by the OTS, the examiners may require the Association to provide for higher general or specific loan loss reserves and take other corrective action. All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the OTS. The Association's OTS assessment for the fiscal year ended June 30, 2003 was $41,000.

--------------------------------------------------------------------------------

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

      The Association's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At June 30, 2003, the Association's lending limit under this restriction was $2.34 million. The Association is in compliance with the loans-to-one-borrower limitation.

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

--------------------------------------------------------------------------------

      The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period. As of June 30, 2003, the Association was designated as a well-capitalized institution.

      The FDIC is authorized to increase assessment rates, on a semi-annual basis, if it determines that the reserve ratio of the SAIF will be less than the designated reserve ratio of 1.25% of the SAIF insured deposits. In setting these increased assessments, the FDIC must seek to restore the reserve ratio to that designated reserve level, or such higher reserve ratio as established by the FDIC. The FIDC may also impose special assessments on SAIF members to repay amounts borrowed from the U.S. Treasury or for any other reason deemed necessary by the FDIC.

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

      The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. At June 30, 2003, the Association did not have any intangible assets.

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

      At June 30, 2003, the Association had tangible capital of $15.6 million, or 10.9% of adjusted total assets, which is approximately $13.5 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

      The capital standards also effective require core capital equal to at least 4% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card receivables. At June 30, 2003, the Association had core capital equal to $15.6 million, or 10.9% of adjusted total assets, which is $9.9 million above the minimum leverage ratio requirement of 4.0% as in effect on that date.

--------------------------------------------------------------------------------

      The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At June 30, 2003, the Association had $755,000 of its total $766, 000 of allowance for loan losses that were general loss reserves, which was less than 1.25% of risk-weighted assets.

      Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. The Association had no such exclusions from capital and assets at June 30, 2003.

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

      On June 30, 2003, the Association had total capital of $16.4 million (including $15.6 million in core capital and $755,000 in qualifying supplementary capital) and risk-weighted assets of $87.3 million, or total capital of 18.8% of risk-weighted assets. This amount was $9.4 million above the 8.0% requirement in effect on that date.

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

--------------------------------------------------------------------------------

      The imposition by the OTS or the FDIC of any of these measures on the Association may have a substantial adverse effect on its operations and profitability.

Limitations on Dividends and Other Capital Distributions

      OTS regulations impose various restrictions on savings associations with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. Assuming the absence of supervisory problems, OTS regulations generally permit a federal savings association to pay dividends in any calendar year equal to net income for that year plus retained earnings for the preceding two years less any dividends paid. As of July 1, 2003, approximately $1,584,000, plus current fiscal 2004 earnings, is available for dividends from the Association to Peoples without prior approval from the OTS.

      Assuming the absence of supervisory problems, savings associations that before and after the proposed distribution remain well-capitalized, may make capital distributions during any calendar year equal to the greater of 100% of net income for the year-to-date plus retained net income for the two preceding years (less any dividends paid). However, an institution deemed to be in need of more than normal supervision by the OTS may have its dividend authority restricted by the OTS. The Association may pay dividends in accordance with this general authority.

      Savings associations proposing to make any capital distribution need only submit written notice to the OTS 30 days prior to such distribution. Savings associations that do not, or would not meet their current minimum capital requirements following a proposed capital distribution, however, must obtain OTS approval prior to making such distribution. The OTS may object to the distribution during that 30-day period based on safety and soundness concerns.

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

      Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If an association does not requalify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to the BIF. If such an association has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national bank branching rights in its home state. In addition, the association is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends. If such association has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in prepayment penalties. If any association that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. See -"Holding Company Regulation of Peoples."

--------------------------------------------------------------------------------

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

      Due to the heightened attention being given to the CRA in recent years, the Association may be required to devote additional funds for investment and lending in its local community. The Association was examined for CRA compliance in 2003 and received a rating of satisfactory.

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

Holding Company Regulation of Peoples

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

--------------------------------------------------------------------------------

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

Federal Reserve System

      The Federal Reserve Board requires all depository institutions to maintain noninterest-bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At June 30, 2003, the Association was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "-Liquidity."

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

      As a member, the Association is required to purchase and maintain stock in the FHLB of Cincinnati. At June 30, 2003, the Association had $1,539,000 in FHLB stock, which was in compliance with this requirement.

--------------------------------------------------------------------------------

      For the year ended June 30, 2003, dividends paid by the FHLB of Cincinnati to the Association totaled $64,700, which constitutes a $13,000 decrease over the amount of dividends received in fiscal year 2002. The $15,200 dividend for the quarter ended June 30, 2003 reflects an annualized rate of 3.99%.

      Recently, the FHLB of Cincinnati decided to actively engage in the process of the voluntary registration of its stock with the SEC. While not bound to do so legally, it is anticipated that such registration will raise the FHLB of Cincinnati's costs, if such registration occurs. The effect on dividends, if any, is not known at this time. In addition, the FHLB of Cincinnati recently adopted a new capital plan changing the components of its capital structure. It is uncertain what effects, if any the new capital plan will have on the Association.

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

      A portion of the Association's reserves for losses on loans may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of June 30, 2003, the portion of the Association's reserves subject to this treatment for tax purposes totaled approximately $2.2 million.

      Peoples and the Association file consolidated federal income tax returns on a fiscal year basis using the accrual method of accounting.

      The Corporation has been audited by the IRS, or the statute of limitations for assessment has closed, with respect to federal income tax returns through June 30, 1999. With respect to years examined by the IRS, either all deficiencies have been satisfied or sufficient reserves have been established to satisfy asserted deficiencies. In the opinion of management, any examination of still open returns (including returns of subsidiaries and predecessors of, or entities merged into the Corporation) would not result in a deficiency that could have a material adverse effect on the financial condition of the Corporation.

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

--------------------------------------------------------------------------------

Impact of New Accounting Standards

      On December 31, 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods for transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provision of SFAS No. 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While the Statement does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25. The Corporation currently accounts for stock-based employee compensation using the intrinsic value method of APB Opinion No. 25. The impact of the adoption of this Statement is presented in Note 1 to the financial statements.

      In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. This Statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. The adoption of this statement did not have an impact on the Corporation's financial statements since it does not have any of these types of instruments.

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. The adoption of this statement did not have an impact on the Corporation's financial statements since it does not have any of these types of instruments.

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

--------------------------------------------------------------------------------

Employees

      At June 30, 2003, the Association had a total of 29 full-time employees, 13 of whom have been employed by the Association for at least 10 years, and 5 part-time employees. None of the Association's employees are represented by any collective bargaining group. Management considers its employee relations to be good.

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

      David R. Fogt. Mr. Fogt, age 52, is Vice President of Operations and Financial Services of the Association. He is responsible for the overall administration of the Association with direct responsibilities in consumer lending and asset and liability management. He has been employed by the Association since 1983.

      Gary N. Fullenkamp. Mr. Fullenkamp, age 47, is Vice President of Mortgage Loans and Corporate Secretary of the Association. He is responsible for mortgage lending operations of the Association, including underwriting and processing of mortgage loan activity. He has been employed by the Association since 1979.

      Debra A. Geuy. Mrs. Geuy, age 45, is Chief Financial Officer and Treasurer of the Association. She is responsible for overseeing the financial functions of the Association. She has been employed by the Association since 1978.

--------------------------------------------------------------------------------

ITEM 2 - DESCRIPTION OF PROPERTY

      The following table sets forth information concerning the main and branch offices and a drive-in facility of the Association at June 30, 2003. The Association believes that its current facilities are adequate. The Association also maintains a 24-hour ATM at its main and both branch office locations.

                                                                      Net Book
                                                                      Value at
                                              Year       Owned        June 30,
                                             Opened    or Leased        2003
                                             ------    ---------        ----
      Main Office
          101 East Court Street               1917       Owned       $  228,787
          Sidney, Ohio 45365

      Drive-In
          232 South Ohio Avenue               1971       Owned       $  149,128
          Sidney, Ohio 45365

      Anna Branch
          403 South Pike Street               1998       Owned       $  561,559
          Anna, Ohio 45302

      Jackson Center Branch
          115 East Pike Street                1998       Leased      $   62,731
          Jackson Center, Ohio 45334

      Sidney Wal-Mart Branch
          2400 West Michigan Avenue           2001       Leased      $  180,915
          Sidney, Ohio 45365

      The Association's depositor and borrower customer files are maintained by an independent data processing company. The net book value of the data processing and computer equipment utilized by the Association at June 30, 2003 was approximately $171,559.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended June 30, 2003.

--------------------------------------------------------------------------------

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

      Page 4 of Peoples' 2003 Annual Report to Stockholders, attached hereto as
Exhibit 13, is incorporated herein by reference.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

      Pages 8 through 20 of the Peoples' 2003 Annual Report to Stockholders, attached hereto as Exhibit 13, are incorporated herein by reference.

ITEM 7 - FINANCIAL STATEMENTS

      Pages 21 through 48 of the Peoples' 2003 Annual Report to Stockholders, attached hereto as Exhibit 13, are incorporated herein by reference.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

ITEM 8A - CONTROLS AND PROCEDURES

      We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2003, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

      Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

--------------------------------------------------------------------------------

                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors

      Information concerning directors of Peoples is incorporated herein by reference from Peoples' definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2003, which was filed with the SEC on September 17, 2003.

Executive Officers

      Information concerning the executive officers of Peoples who are not directors is incorporated by reference from Part I of this Form 10-KSB under the caption "Executive Officers of the Registrant Who Are Not Directors."

Section 16(a) Beneficial Ownership Reporting Compliance

      Information concerning compliance with Section 16(a) reporting requirements by Peoples' directors and executive officers is incorporated herein by reference from the Peoples' definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2003, which was filed with the SEC on September 17, 2003.

ITEM 10 - EXECUTIVE COMPENSATION

      Information concerning executive compensation is incorporated herein by reference from Peoples' definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2003, which has been filed with the SEC on September 17, 2003.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS

      Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from Peoples' definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2003, which has been filed with the SEC on September 17, 2003.

--------------------------------------------------------------------------------

      The following table provides information as of June 30, 2003 related to our equity compensation plans in effect at that time.

                      Equity Compensation Plan Information

------------------------------------------------------------------------------------------------------------------
                                         (a)                       (b)                            (c)
------------------------------------------------------------------------------------------------------------------
                                                                                         Number of securities
                                 Number of securities                                    remaining available for
                                 to be issued upon           Weighted-average            equity compensation plans
                                 exercise of                 exercise price of           (excluding securities
Plan Category                    outstanding options         outstanding options         reflected in column (a))
------------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security holders.         140,824                      $16.03                       37,714
------------------------------------------------------------------------------------------------------------------

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information concerning certain relationships and related transactions is incorporated herein by reference from Peoples' definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2003, which has been filed with the SEC on September 17, 2003.

--------------------------------------------------------------------------------

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

      10.4          401(k) Plan                                                                 *

      10.5          Incentive Bonus Plan                                                        *

      10.6          Peoples-Sidney Financial Corporation Amended and
                    Restated 1998 Stock Option and Incentive Plan                               **

      10.7          Peoples-Sidney Financial Corporation Amended and
                    Restated 1998 Management Recognition Plan                                   **

      11            Statement re: computation of per-share earnings            See Note 16 to the Consolidated
                                                                             Financial Statements on pages 45-46
                                                                                  of the 2003 Annual Report
                                                                                Stockholders attached hereto
                                                                                        as Exhibit 13

      13            Annual report to Stockholders                                               13

      21            Subsidiaries of Registrant                                                  21

      23            Consents of experts and counsel                                             23

      31.1          Certification of the Chief Executive Officer
                    Pursuant to Section 302 of the Sarbanes-Oxley Act
                    of 2002                                                                     31.1

      31.2          Certification of the Chief Financial Officer
                    Pursuant to Section 302 of the Sarbanes-Oxley Act
                    of 2002                                                                     31.2

      32.1          Certification of the Chief Executive Officer
                    Pursuant to Section 906 of the Sarbanes-Oxley Act
                    of 2002                                                                     32.1



                                                                             40.
--------------------------------------------------------------------------------



      32.2         Certification of the Chief Financial Officer
                   Pursuant to Section 906 of the Sarbanes-Oxley Act
                   of 2002                                                                      32.2


* Filed as an exhibit to the Registrant's Form S-1 registration statement (File No. 333-20461) and incorporated herein by reference.

** Filed as an exhibit to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1999 (File No. 0-22223) and incorporate herein by reference.


(b)   REPORTS ON FORM 8-K

      During the quarter ended June 30, 2003, Peoples furnished one Current Report on Form 8-K. On April 15, 2003, under Item 5 therein, Peoples reported the issuance of a press release announcing Peoples earnings for the quarter ended March 31, 2003 and the declaration of a cash dividend.

--------------------------------------------------------------------------------

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Information concerning principal accountant fees and services is incorporated herein by reference from Peoples' definitive Proxy Statement for The Annual Meeting of Stockholders to be held in 2003, which has been filed with the SEC on September 17, 2003.

--------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the under signed, thereunto duly authorized.

    September 26, 2003                     PEOPLES-SIDNEY FINANCIAL CORPORATION
-------------------------
         Date
                                            By:   /s/ DOUGLAS STEWART
                                               ---------------------------------
                                                Douglas Stewart
                                                President, CEO and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on September 26, 2003.

           Signatures                                  Signatures
           ----------                                  ----------

    /s/ DOUGLAS STEWART                        /s/ JAMES W. KERBER
-------------------------------------      -------------------------------------
Douglas Stewart                            James W. Kerber
Douglas Stewart, President,                Director
CEO and Director
                                               /s/ JOHN W. SARGEANT
    /s/ RICHARD T. MARTIN                  -------------------------------------
-------------------------------------      John W. Sargeant
Richard T. Martin                          Director
Chairman of the Board
                                               /s/ DEBRA A. GEUY
    /s/ HARRY N. FAULKNER                  -------------------------------------
-------------------------------------      Debra A. Geuy
Harry N. Faulkner                          Chief Financial Officer and Treasurer
Director

--------------------------------------------------------------------------------