Form 10QSB
period 2003-09-30
PEOPLES SIDNEY FINANCIAL CORP
filed 2003-11-13
CIK 1031340

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

 (Mark One)

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Yes [X]     No [_]

As of November 7, 2003, the latest practicable date, 1,439,501 shares of the issuer's common shares, $.01 par value, were issued and outstanding.


Transitional Small Business Disclosure Format (Check One):

Yes [_]     No [X]

--------------------------------------------------------------------------------
                                                                              1.

                      PEOPLES-SIDNEY FINANCIAL CORPORATION

                                      INDEX







                                                                                       Page
                                                                                       ----


PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements (Unaudited)

           Consolidated Balance Sheets..............................................     3

           Consolidated Statements of Income .......................................     4

           Consolidated Statements of Comprehensive Income..........................     5

           Condensed Consolidated Statements of Changes in Shareholders' Equity.....     6

           Consolidated Statements of Cash Flows ...................................     7

           Notes to Consolidated Financial Statements ..............................     8

  Item 2.  Management's Discussion and Analysis.....................................    16

  Item 3.  Controls and Procedures..................................................    21


Part II - Other Information

  Item 1.  Legal Proceedings........................................................    22

  Item 2.  Changes in Securities....................................................    22

  Item 3.  Defaults Upon Senior Securities..........................................    22

  Item 4.  Submission of Matters to a Vote of Security Holders......................    22

  Item 5.  Other Information........................................................    22

  Item 6.  Exhibits and Reports on Form 8-K.........................................    22


SIGNATURES .........................................................................    23

INDEX TO EHXIBITS...................................................................    24



------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                                                                                        2.

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

------------------------------------------------------------------------------------------


Item 1.  Financial Statements
         --------------------                                  September 30,     June 30,
                                                                   2003            2003
                                                                   ----            ----
ASSETS
Cash and due from financial institutions                    $   1,253,114    $     818,123
Interest-bearing deposits in other financial institutions       4,353,737        6,482,475
Overnight deposits                                              6,000,000        5,000,000
                                                            -------------    -------------
     Total cash and cash equivalents                           11,606,851       12,300,598
Securities available for sale                                   7,418,600       11,517,255
Federal Home Loan Bank stock                                    1,554,500        1,539,000
Loans, net                                                    116,877,021      115,259,841
Accrued interest receivable                                       776,276          740,197
Premises and equipment, net                                     2,177,083        1,831,839
Other real estate owned                                           109,303          109,303
Other assets                                                      147,135          269,981
                                                            -------------    -------------

     Total assets                                           $ 140,666,769    $ 143,568,014
                                                            =============    =============


LIABILITIES
Deposits                                                    $  91,268,929    $  93,451,901
Borrowed funds                                                 31,662,223       32,190,354
Accrued interest payable and other liabilities                    303,349          541,479
                                                            -------------    -------------
     Total liabilities                                        123,234,501      126,183,734

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value, 500,000 shares
  authorized, none issued and outstanding                            --               --
Common stock, $.01 par value, 3,500,000 shares
  authorized, 1,785,375 shares issued                              17,854           17,854
Additional paid-in capital                                     10,711,989       10,706,209
Retained earnings                                              11,611,300       11,540,186
Treasury stock, 345,874 shares, at cost                        (4,021,200)      (4,021,200)
Unearned employee stock ownership plan shares                    (835,927)        (872,192)
Accumulated other comprehensive income                            (51,748)          13,423
                                                            -------------    -------------
     Total shareholders' equity                                17,432,268       17,384,280
                                                            -------------    -------------

     Total liabilities and shareholders' equity             $ 140,666,769    $ 143,568,014
                                                            =============    =============



------------------------------------------------------------------------------------------

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

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)



--------------------------------------------------------------------------------

                                                        Three Months Ended
                                                           September 30,
                                                           -------------
                                                         2003         2002

Interest income
     Loans, including fees                            $1,951,798   $2,199,268
     Securities                                           70,329       45,270
     Demand, time and overnight deposits                  16,843        6,407
     Dividends on FHLB Stock                              15,516       17,655
                                                      ----------   ----------
         Total interest income                         2,054,486    2,268,600

Interest expense
     Deposits                                            509,212      829,403
     Borrowed funds                                      425,874      331,708
                                                      ----------   ----------
         Total interest expense                          935,086    1,161,111
                                                      ----------   ----------

Net interest income                                    1,119,400    1,107,489

Provision for loan losses                                 14,051       16,329
                                                      ----------   ----------

Net interest income after provision for loan losses    1,105,349    1,091,160

Noninterest income
     Service fees and other charges                       34,132       33,501

Noninterest expense
     Compensation and benefits                           388,112      427,125
     Director fees                                        24,300       24,300
     Occupancy and equipment                             100,972      112,011
     Computer processing expense                          61,821       62,988
     State franchise taxes                                48,558       45,138
     Professional fees                                    27,816       25,415
     Other                                                92,716       89,354
                                                      ----------   ----------
         Total noninterest expense                       744,295      786,331
                                                      ----------   ----------

Income before income taxes                               395,186      338,330

Income tax expense                                       146,600      125,400
                                                      ----------   ----------

Net income                                            $  248,586   $  212,930
                                                      ==========   ==========

Earnings per common share - basic                     $     0.18   $     0.16
                                                      ==========   ==========
Earnings per common share - diluted                   $     0.18   $     0.16
                                                      ==========   ==========

--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.
                                                                              4.

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)



--------------------------------------------------------------------------------
                                                   Three Months Ended
                                                      September 30,
                                                      -------------
                                                   2003          2002
                                                   ----          ----


Net income                                      $ 248,586    $ 212,930

Other comprehensive income (loss)
     Unrealized holding gains and (losses) on
       available-for-sale securities              (98,745)      18,570
     Tax effect                                    33,574       (6,314)
                                                ---------    ---------
         Other comprehensive income (loss)        (65,171)      12,256
                                                ---------    ---------

Comprehensive income                            $ 183,415    $ 225,186
                                                =========    =========



--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.
                                                                              5.

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
                              SHAREHOLDERS' EQUITY
                                   (Unaudited)


--------------------------------------------------------------------------------
                                                         Three Months Ended
                                                            September 30,
                                                            -------------
                                                         2003            2002
                                                         ----            ----


Balance, beginning of period                       $ 17,384,280    $ 17,194,208

Net income for period                                   248,586         212,930

Cash dividends, $.13 and $.09 per share for
  the three months ended September 30, 2003
  and 2002                                             (177,472)       (123,470)

Purchase of 5,000 shares of
  treasury stock for the three months
  ended September 30, 2002                                 --           (60,000)

Commitment to release 2,856 management
  recognition plan shares for the three months
  ended September 30, 2002                                 --            47,658

Commitment to release 3,091 and 3,233
  employee stock ownership plan shares for the
  three months ended September 30, 2003 and 2002         42,045          38,338

Change in fair value on securities available for
  sale, net of tax                                      (65,171)         12,256

                                                   ------------    ------------

Balance, end of period                             $ 17,432,268    $ 17,321,920
                                                   ============    ============

--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.
                                                                              6.

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

--------------------------------------------------------------------------------------------------------------------

                                                                                         Three Months Ended
                                                                                             September 30,
                                                                                             -------------
                                                                                       2003               2002
                                                                                       ----               ----
Cash flows from operating activities
     Net income                                                                   $      248,586    $       212,930
     Adjustments to reconcile net income to net cash from
       operating activities
         Depreciation                                                                     44,779             51,713
         Provision for loan losses                                                        14,051             16,329
         FHLB stock dividends                                                            (15,500)           (17,600)
         Compensation expense for ESOP shares                                             42,045             38,338
         Compensation expense for MRP shares                                                  --             47,658
         Change in
              Accrued interest receivable and other assets                                86,677            (18,162)
              Accrued expense and other liabilities                                     (204,556)           (12,096)
              Deferred loan fees                                                          20,265              3,647
                                                                                  --------------    ---------------
                  Net cash from operating activities                                     236,347            322,757

Cash flows from investing activities
     Proceeds from maturities/ calls of securities available for sale                  4,000,000                 --
     Purchases of securities available for sale                                               --           (500,000)
     Net change in loans                                                              (1,651,496)         1,491,071
     Premises and equipment expenditures                                                (390,023)            (3,242)
                                                                                  --------------    ---------------
         Net cash from investing activities                                            1,958,481            987,829

Cash flows from financing activities
     Net change in deposits                                                           (2,182,972)        (2,014,092)
     Repayments of long-term FHLB advances                                              (528,131)           (72,426)
     Net change in short-term FHLB advances                                                   --            500,000
     Cash dividends paid                                                                (177,472)          (123,470)
     Purchase of treasury stock                                                               --            (60,000)
                                                                                  --------------    ---------------
         Net cash from financing activities                                           (2,888,575)        (1,769,988)
                                                                                  --------------    ---------------

Net change in cash and cash equivalents                                                 (693,747)          (459,402)

Cash and cash equivalents at beginning of period                                      12,300,598          5,589,014
                                                                                  --------------    ---------------

Cash and cash equivalents at end of period                                        $   11,606,851    $     5,129,612
                                                                                  ==============    ===============

Supplemental disclosures of cash flow information
     Cash paid during the period for
         Interest                                                                 $      947,180    $     1,213,964
         Income taxes                                                                     15,000             65,000

Noncash transactions
     Transfer from loans to other real estate owned                               $           --    $        76,537

--------------------------------------------------------------------------------------------------------------------

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

These interim consolidated financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of the Corporation at September 30, 2003 and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions of Form 10-QSB and, therefore, do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances, and should be read in conjunction with the consolidated financial statements and notes thereto of the Corporation for the fiscal year ended June 30, 2003, included in the Corporation's 2003 Annual Report on Form 10-KSB for the fiscal year ended June 30, 2003. Reference is made to the accounting policies of the Corporation described in the notes to consolidated financial statements contained in such report. The Corporation has consistently followed these policies in preparing this Form 10-QSB.

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


--------------------------------------------------------------------------------
                                  (Continued)
                                                                              8.

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Common Share: Basic earnings per common share ("EPS") is net income
--------------------------
divided by the weighted average number of common shares outstanding during the period. Employee stock ownership plan ("ESOP") shares are considered outstanding for this calculation unless unearned. Management recognition plan ("MRP") shares are considered outstanding as they become vested. All MRP shares became fully vested on May 22, 2003. Diluted EPS shows the dilutive effect of MRP shares and the additional common shares issuable under stock options.

Stock-Based Compensation: Employee compensation expense under stock option plans
-------------------------
is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at the date of grant. No stock options have been granted since June 10, 1998. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") Statement No. 123, Accounting for Stock-Based Compensation.

                                                  Three Months Ended
                                                     September 30,
                                                     -------------
                                                  2003           2002
                                                  ----           ----

Net income as reported                      $    248,586    $    212,930
Deduct: Stock-based compensation expense
  determined under fair value based method            --          52,884
                                            ------------    ------------

Pro forma net income                        $    248,586    $    160,046
                                            ============    ============

Basic earnings per share as reported        $       0.18    $      0.16
Pro forma basic earnings per share                  0.18           0.12

Diluted earnings per share as reported      $       0.18    $      0.16
Pro forma diluted earnings per share                0.18           0.12

--------------------------------------------------------------------------------

                                  (Continued)
                                                                              9.


NOTE 2 - SECURITIES AVAILABLE FOR SALE

Securities available for sale were as follows.

                                                           Gross        Gross
                                            Fair        Unrealized    Unrealized
                                            Value          Gains        Losses
                                            -----          -----        ------
September 30, 2003
------------------
    U.S. Government agencies            $ 7,418,600   $    33,280   $  (111,685)
                                        ===========   ===========   ===========

June 30, 2003
-------------
    U.S. Government agencies            $11,517,255   $    54,132   $   (33,792)
                                        ===========   ===========   ===========

Contractual maturities of securities available for sale at September 30, 2003 were as follows. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                Fair
                                                               Value
                                                               -----

           Due after one year through five years          $    1,533,280
           Due after five years through ten years              5,885,320
                                                          --------------
                                                          $    7,418,600
                                                          ==============

No securities were sold during the three-month periods ended September 30, 2003 and 2002. No securities were pledged as collateral at September 30, 2003 or June 30, 2003.

--------------------------------------------------------------------------------

                                  (Continued)
                                                                             10.

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------



NOTE 3 - LOANS

Loans were as follows.

                                                 September 30,      June 30,
                                                     2003             2003
                                                     ----             ----
Mortgage loans:
     1-4 family residential                     $  91,128,304    $  89,930,505
     Multi-family residential                       1,477,461        1,656,877
     Commercial real estate                        12,147,654       10,306,608
     Real estate construction and development       6,159,658        5,906,440
     Land                                           1,330,722        1,852,354
                                                -------------    -------------
         Total mortgage loans                     112,243,799      109,652,784
Consumer loans                                      4,550,696        4,636,034
Commercial loans                                    4,197,074        4,006,001
                                                -------------    -------------
         Total loans                              120,991,569      118,294,819
Less:
     Allowance for loan losses                       (750,000)        (766,000)
     Loans in process                              (2,982,201)      (1,906,896)
     Deferred loan fees                              (382,347)        (362,082)
                                                -------------    -------------

                                                $ 116,877,021    $ 115,259,841
                                                =============    =============





Activity in the allowance for loan losses is summarized as follows.

                                       Three Months Ended

                                           September 30,
                                           -------------
                                       2003            2002
                                       ----            ----

Balance at beginning of period      $ 766,000       $ 708,000
Provision for losses                   14,051          16,329
Charge-offs                           (30,490)         (5,570)
Recoveries                                439             241
                                    ---------       ---------

Balance at end of period            $ 750,000       $ 719,000
                                    =========       =========

Nonperforming loans were as follows.

                                                 September 30,       June 30,
                                                     2003              2003
                                                     ----              ----

Loans past due over 90 days still on accrual     $   761,000      $   398,000
Nonaccrual loans                                   1,184,000        1,604,000


Nonperforming loans include smaller balance homogeneous loans, such as residential mortgage and consumer loans that are collectively evaluated for impairment. As of September 30, 2003 and June 30, 2003, impaired loans were not material.

--------------------------------------------------------------------------------

                                  (Continued)
                                                                             11.

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------



NOTE 4 - BORROWED FUNDS

At September 30, 2003 and June 30, 2003, the Association had a cash management line of credit enabling it to borrow up to $8,000,000 from the Federal Home Loan Bank of Cincinnati ("FHLB"). All cash management advances have an original maturity of 90 days. The line of credit must be renewed on an annual basis. There were no outstanding borrowings on this line of credit at September 30, 2003 and June 30, 2003.

At September 30, 2003, based on the Association's current FHLB stock ownership, total assets and pledgeable residential mortgage loan portfolio, the Association had the ability to obtain borrowings up to a maximum of $67.3 million. Advances from the Federal Home Loan Bank were as follows.

                                                      September 30,     June 30,
                                                        2003             2003

 6.13% FHLB fixed-rate advance, due June 25, 2008    $ 7,000,000      7,000,000
 6.00% FHLB convertible advance, fixed-rate until
   June 2004, due June 11, 2009                        5,000,000      5,000,000
 6.27% FHLB convertible advance, fixed-rate until
   September 2003, due September 8, 2010               5,000,000      5,000,000
 5.30% select pay mortgage-matched advance, final
   maturity May 1, 2011                                1,314,734      1,349,272
 5.35% select pay mortgage-matched advance, final
   maturity July 1, 2011                               2,676,837      3,050,211
 3.92% select pay mortgage-matched advance, final
   maturity November 1, 2012                             930,790        951,791
 3.55% select pay mortgage-matched advance, final
   maturity March 1, 2013                                957,968        979,077
 4.09% select pay mortgage-matched advance, final
   maturity November 1, 2017                             959,038        971,474
 4.72% select pay mortgage-matched advance, final
   maturity November 1, 2022                           2,923,276      2,946,610
 4.38% select pay mortgage-matched advance, final
   maturity December 1, 2022                             976,147        984,185
 3.92% select pay mortgage-matched advance, final
   maturity December 1, 2022                             974,914        983,358
 3.64% select pay mortgage-matched advance, final
   maturity March 1, 2023                              2,948,519      2,974,376
                                                      ----------    -----------

                                                      31,662,223    $32,190,354
                                                      ==========    ===========

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


--------------------------------------------------------------------------------

                                  (Continued)
                                                                             12.

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------



NOTE 4 - BORROWED FUNDS (Continued)

Maturities of FHLB advances for the next fives years and thereafter were as follows.

                  Year ended September 30,
                           2004                    $    1,975,038
                           2005                         1,779,301
                           2006                         1,604,160
                           2007                         1,447,301
                           2008                         8,307,218
                        Thereafter                     16,549,205
                                                   --------------
                                                   $   31,662,223
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

The contractual amount of financial instruments with off-balance-sheet risk was as follows.

                                             September 30,                   June 30,
                                                 2003                         2003
                                                 ----                         ----
                                           Fixed       Variable        Fixed       Variable
                                           Rate          Rate          Rate          Rate
                                           ----          ----          ----          ----

         Residential real estate       $ 1,486,000    $   854,000  $ 2,867,000   $   151,000
         Commercial real estate                --            --             --            --
         Interest rates                 5.25-6.625%    5.00-6.125%   5.00-6.00%    5.25-6.00%


Commitments to make loans are generally made for a period of 30 days or less. The maximum maturity for fixed-rate loan commitments was 20 years.

The Corporation also had unused commercial and home equity lines of credit approximating $2,961,000 and $3,461,000 at September 30, 2003 and June 30, 2003.

At September 30, 2003 and June 30, 2003, the Corporation was required to have $4,032,000 and $2,526,000 on deposit with its correspondent banks as a compensating clearing requirement.
--------------------------------------------------------------------------------

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


NOTE 6 - EARNINGS PER SHARE

The factors used in the earnings per share computation follow.


                                                          Three Months Ended
                                                          ------------------
                                                             September 30,
                                                             -------------
                                                          2003          2002
                                                          ----          ----
     Basic Earnings Per Common Share

           Net income                                 $   248,586   $  212,930
                                                      ===========   ==========

           Weighted average common shares
             outstanding                                1,439,501     1,459,962
           Less:  Average unallocated ESOP shares         (72,785)      (85,846)
           Less:  Average unearned MRP shares                  --        (9,045)
           Weighted average common shares             -----------   -----------
             outstanding for basic earnings
             per common share                           1,366,716     1,365,271
                                                      ===========   ===========

           Basic earnings per common share            $      0.18   $      0.16
                                                      ===========   ===========

--------------------------------------------------------------------------------

                                  (Continued)
                                                                             14.

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------



NOTE 6 - EARNINGS PER SHARE (Continued)

                                                                             Three Months Ended
                                                                             ------------------
                                                                                September 30,
                                                                                -------------
                                                                            2003            2002
                                                                            ----            ----

Diluted Earnings Per Common Share

      Net income                                                        $  248,586      $  212,930
                                                                        ==========      ==========

      Weighted average common shares outstanding for
        basic earnings per common share                                  1,366,716       1,365,271
      Add:  Dilutive effects of average unearned MRP shares                   --              --
      Add:  Dilutive effects of assumed exercises of stock options            --              --
      Weighted average common shares and dilutive                       ----------      ----------
        potential common shares outstanding                              1,366,716       1,365,271
                                                                        ==========      ==========

      Diluted earnings per common share                                 $     0.18      $     0.16
                                                                        ==========      ==========

Stock options granted did not have a dilutive effect on earnings per share for the three months ended September 30, 2003 and September 30, 2002, as the exercise price of outstanding options was greater than the average market price for the period. As of September 30, 2003 and 2002, there were 140,824 options outstanding that were not dilutive. Unearned MRP shares did not have a dilutive effect for the three months ended September 30, 2002 as the fair value of the MRP shares on the date of grant was greater that the average market price for the period. All MRP shares outstanding fully vested on May 22, 2003.


--------------------------------------------------------------------------------

                                  (Continued)
                                                                             15.

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------


Item 2.  Management's Discussion and Analysis
         ------------------------------------

Introduction

In the following pages, management presents an analysis of the consolidated financial condition of the Corporation as of September 30, 2003, compared to June 30, 2003, and results of operations for the three months ended September 30, 2003 compared to the same period in 2002. This discussion is designed to provide a more comprehensive review of operating results and financial position than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the interim financial statements and related footnotes included herein.


Forward-Looking Statements

When used in this report or in future filings by the Corporation with the Securities and Exchange Commission, or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "believe" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Corporation wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions, changes in levels of market interest rates, credit risks of lending activities and competitive and regulatory factors, could affect the Corporation's financial performance and could cause the Corporation's actual results for future periods to differ materially from those anticipated or projected.

The Corporation does not undertake, and specifically disclaims, any obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect occurrence of anticipated or unanticipated events or circumstances after the date of such statements.


Financial Condition

Total assets at September 30, 2003 were $140.7 million compared to $143.6 million at June 30, 2003, a decrease of $2.9 million. The decrease in total assets was due primarily to a decrease in securities and cash and cash equivalents resulting from a decrease in deposits.

The securities portfolio, which is classified as available for sale, decreased $4.1 million, from $11.5 million at June 30, 2003 to $7.4 million at September 30, 2003. During the current three-month period the Corporation had $4.0 million in securities called prior to maturity by the issuing agency. Cash and cash equivalents also decreased $694,000. These funds were used to supply the increase in loan activity and the decrease in deposits.

Loans increased $1.6 million from $115.3 million at June 30, 2003 to $116.9 million at September 30, 2003. The increase in loans was primarily in commercial real estate loans, which increased $1.8 million from $10.3 million at June 30, 2003 to $12.1 million at September 30, 2003 and one- to four-family residential loans, which increased $1.2 million. The increases were reflective of the addition of a $1.3 million non-residential loan and a continued high volume of refinance activity that often times included the request by the borrower for additional funds. Non-mortgage loans, comprised of consumer and commercial loans, represented a small portion of the entire loan portfolio with 7.2% and 7.3% of gross loans at September 30, 2003 and June 30, 2003. All other loan categories had nominal changes.




--------------------------------------------------------------------------------

                                  (Continued)
                                                                             16.

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------


Premises and equipment increased $345,000 from $1,832,000 at June 30, 2003 to $2,177,000 at September 30, 2003. This increase resulted from the purchase of the previously leased office building at the Corporation's Jackson Center branch for $387,000. Offsetting this increase was the normal depreciation of existing assets.

Total deposits decreased $2.2 million from $93.5 million at June 30, 2003 to $91.3 million at September 30, 2003 due to decreases in certificates of deposit partially offset by increases in savings, NOW, and money market accounts. Certificates of deposit decreased $3.1 million resulting from maturities of certificates, which were not renewed due to the low interest rate environment. This prompted a partial shift of funds to more liquid NOW, money market, and savings accounts which increased $481,000, $299,000, and $250,000, respectively from June 30, 2003 to September 30, 2003 as customers searched for higher rates or elected to spend rather than save. Noninterest bearing demand deposits declined $150,000 since June 30, 2003.

Borrowed funds decreased $528,000 from $32.2 million at June 30, 2003 to $31.7 million at September 30, 2003. This decrease is the result of scheduled repayments of the long-term advances.


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


Three Months Ended September 30, 2003 Compared to the Three Months Ended September 30, 2002

Net Income. The Corporation earned net income of $249,000 for the three months ended September 30, 2003 compared to $213,000 for the three months ended September 30, 2002. The increase of $36,000, or 16.7% in net income was primarily due to a decrease in noninterest expense coupled with an increase in net interest income offset by an increase in income taxes.

Net Interest Income. Net interest income totaled $1,119,000 for the three months ended September 30, 2003 compared to $1,107,000 for the three months ended September 30, 2002, representing an increase of $12,000. The increase was the result of a larger decrease in interest expense on deposits compared to the decline in interest income on loans.

Interest and fees on loans decreased $247,000, or 11.3% from $2,199,000 for the three months ended September 30, 2002 to $1,952,000 for the three months ended September 30, 2003. The decrease in interest income was due primarily to a lower average yield earned on loans due to the lower interest rate environment coupled with a decrease in the average balance. The yield on loans declined from 7.27% for the three months ended September 30, 2002 to 6.75% for the three months ended September 30, 2003.


--------------------------------------------------------------------------------

                                  (Continued)
                                                                             17.

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------




Interest on securities increased $25,000 due to a higher average balance for the current three-month period partially offset by a lower average interest rate.

Interest paid on deposits decreased $320,000, or 38.6% from $829,000 for the three months ended September 30, 2002 to $509,000 for the three months ended September 30, 2003. The decrease resulted from a lower average interest rate coupled with a lower average balance of deposits. The average cost of deposits declined from 3.53% for the three months ended September 30, 2002 to 2.21% for the three months ended September 30, 2003.

Interest paid on borrowed funds totaled $426,000 for the three months ended September 30, 2003 compared to $332,000 for the three months ended September 30, 2002. The increase in interest expense on borrowed funds resulted from an increase in the average balance of borrowed funds partially offset by a decrease in the average rate paid for borrowings.

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

The provision for loan losses for the three months ended September 30, 2003 totaled $14,000 compared to $16,000 for the three months ended September 30, 2002. The allowance for loan losses totaled $750,000, or 0.64% of gross loans receivable, net of loans in process and deferred loan origination fees and 38.6% of total nonperforming loans at September 30, 2003, compared with $766,000, or 0.66% of gross loans receivable, net of loans in process and deferred loan origination fees and 38.3% of total nonperforming loans at June 30, 2003. Charge-offs experienced by the Corporation have primarily related to consumer and other non-real estate loans. The Corporation's low historical charge-off history is the product of a variety of factors, including the Corporation's underwriting guidelines, which generally require a loan-to-value or projected completed value ratio of 80% for purchase or construction of one- to four-family residential properties and 75% for commercial real estate and land loans, established income information and defined ratios of debt to income.

Noninterest income. Noninterest income includes service fees and other miscellaneous income and totaled $34,000 for the three months ended September 30, 2003. This represented very little change from the three months ended September 30, 2002.

Noninterest expense. Noninterest expense totaled $744,000 for the three months ended September 30, 2003 compared to $786,000 for the three months ended September 30, 2002, a decrease of $42,000. The decrease was the result of a decrease in compensation and benefits as it related to the Management Recognition Plan, ("MRP"). All shares granted and currently outstanding under the MRP, which was approved by shareholders in 1998, became fully vested in May 2003. This provided a decrease of $48,000 in compensation and benefits expense for the current three months ended September 30, 2003. This decrease was slightly offset by normal increases in compensation and health care costs.
--------------------------------------------------------------------------------

                                  (Continued)
                                                                             18.

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------


Income Tax Expense. Income tax expense totaled $147,000 for the three months ended September 30, 2003 compared to $125,000 for the three months ended September 30, 2002, representing an increase of $22,000. The increase in income tax expense is reflective of the increase in net income before income taxes for the three months ended September 30, 2003 as compared to the three months ended September 30. 2002. The effective tax rate was 37.1% for the three months ended September 30, 2003 and 2002.


Liquidity and Capital Resources

The Corporation's liquidity, primarily represented by cash and cash equivalents, is a result of operating, investing and financing activities. These activities are summarized below for the three months ended September 30, 2003 and 2002.

                                                              Three Months
                                                           Ended September 30,
                                                           -------------------
                                                           2003          2002
                                                           ----          ----
                                                         (Dollars in thousands)

Net income                                              $    249       $    213
Adjustments to reconcile net income to net cash from
  operating activities                                       (13)           110
                                                        --------       --------
Net cash from operating activities                           236            323
Net cash from investing activities                         1,958            988
Net cash from financing activities                        (2,888)        (1,770)
                                                        --------       --------
Net change in cash and cash equivalents                     (694)          (459)
Cash and cash equivalents at beginning of period          12,301          5,589
                                                        --------       --------

Cash and cash equivalents at end of period              $ 11,607       $  5,130
                                                        ========       ========

The Corporation's principal sources of funds are deposits, loan repayments, maturities of securities and other funds provided by operations. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan prepayments are more influenced by interest rates, general economic conditions and competition. The Association maintains investments in liquid assets based on management's assessment of the (1) need for funds, (2) expected deposit flows, (3) yields available on short-term liquid assets and (4) objectives of the asset/liability management program. Management believes that loan repayments and other sources of funds will be adequate to meet the corporation's foreseeable liquidity needs.

The Association also has the ability to borrow from the FHLB up to a maximum total of $67.3 million. See Note 4 of the Notes to Consolidated Financial Statements for a detail of the Corporation's borrowings from the FHLB at September 30, 2003.

At September 30, 2003, the Corporation had commitments to originate fixed-rate residential real estate loans totaling $1,486,000 and variable-rate residential real estate mortgage loans totaling $854,000. Loan commitments are generally for 30 days or less. See Note 5 of the Notes to Consolidated Financial Statements for a detail of the Corporation's loan commitments at September 30, 2003. The Corporation considers its liquidity and capital reserves sufficient to meet its outstanding short and long-term needs.
--------------------------------------------------------------------------------

                                  (Continued)
                                                                             19.

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

The Association is subject to various regulatory capital requirements administered by the federal regulatory agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Association must meet specific capital guidelines that involve quantitative measures of the Association's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the regulators. Failure to meet minimum capital requirements can initiate regulatory action.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required.

At September 30, 2003 and June 30, 2003, management believes the Association complies with all regulatory capital requirements. Based on the Association's computed regulatory capital ratios, the Association is considered well capitalized under the Federal Deposit Insurance Act at September 30, 2003 and June 30, 2003. No conditions or events have occurred subsequent to the last notification by regulators that management believes would have changed the Association's category.

At September 30, 2003 and June 30, 2003, the Association's actual capital levels, minimum required levels and levels to be considered "well capitalized" were as follows.

                                                                                               To Be
                                                                                         Well Capitalized
                                                                 For Capital          Under Prompt Corrective
                                         Actual               Adequacy Purposes         Action Regulations
                                         ------               -----------------         ------------------
                                  Amount         Ratio      Amount         Ratio       Amount          Ratio
                                  ------         -----      ------         -----       ------          -----
                                                           (Dollars in Thousands)
September 30, 2003
Total capital (to risk-
  weighted assets)             $  16,654         18.9%    $  7,052          8.0%     $    8,815          10.0
Tier 1 (core) capital (to
  risk-weighted assets)           15,923         18.1        3,526          4.0           5,289           6.0
Tier 1 (core) capital (to
  adjusted total assets)          15,923         11.3        5,633          4.0           7,041           5.0
Tangible capital (to
  adjusted total assets)          15,923         11.3        2,112          1.5             N/A

June 30, 2003
Total capital (to risk-
  weighted assets)             $  16,372         18.8%    $  6,981          8.0%     $    8,727          10.0%
Tier 1 (core) capital (to
  risk-weighted assets)           15,617         17.9        3,491          4.0           5,236           6.0
Tier 1 (core) capital (to
  adjusted total assets)          15,617         10.9        5,742          4.0           7,178           5.0
Tangible capital (to
  adjusted total assets)          15,617         10.9        2,153          1.5             N/A
--------------------------------------------------------------------------------------------------------------

                                  (Continued)
                                                                                                            20.


                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

Item 3.  Controls and Procedures
         -----------------------

Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Disclosure Controls and Procedures

The Corporation's management, with the participation of the Corporation's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange
Act)) as of the end of the period covered by this report. Based on such evaluation, the Corporation's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Corporation's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Corporation in the reports that it files or submits under the Exchange Act.

Internal Control Over Financial Reporting

There have not been any changes in the Corporation's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------


Item 1.    Legal Proceedings
           -----------------
           None.

Item 2.    Changes in Securities
           ---------------------
           None.

Item 3.    Defaults Upon Senior Securities
           -------------------------------
           Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------
           None.

Item 5.    Other Information
           -----------------
           None.

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

          (a) Form 8-K was furnished with the Securities and Exchange Commission on July 17, 2003. Under Item 5, Other Events, the Corporation reported the issuance of a press release to announce the quarterly and annual earnings for the period ending June 30, 2003, declare a regular dividend and announce the date of the 2003 Annual Meeting of Shareholders.
--------------------------------------------------------------------------------

                                  (Continued)
                                                                             22.

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                                   SIGNATURES

--------------------------------------------------------------------------------


Pursuant to the requirement of the Securities Exchange Act of 1934, the small business issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:    November 14, 2003                 /s/ Douglas Stewart
         -----------------                 -------------------------------------
                                           Douglas Stewart
                                           President and Chief Executive Officer





Date:    November 14, 2003                 /s/ Debra Geuy
         -----------------                 -------------------------------------
                                           Debra Geuy
                                           Chief Financial Officer
--------------------------------------------------------------------------------

                                  (Continued)
                                                                             23.


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

     11            Statement  Regarding   Computation  of  See Note 6 to the consolidated financial statements.
                   Earnings per Share

     31.1          Certification  of Principal  Executive
                   Officer  Pursuant  to  Section  302 of
                   the Sarbanes-Oxley Act of 2002

     31.2          Certification  of Principal  Financial
                   Officer  Pursuant  to  Section  302 of
                   the Sarbanes-Oxley Act of 2002
--------------------------------------------------------------------------------

                                  (Continued)
                                                                             24.

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                                INDEX TO EXHIBITS




     EXHIBIT
     NUMBER        DESCRIPTION
     ------        -----------

     32.1          Certification  of the Chief  Executive
                   Officer  Pursuant  to  Section  906 of
                   the Sarbanes-Oxley Act of 2002

     32.2          Certification  of the Chief  Financial
                   Officer  Pursuant  to  Section  906 of
                   the Sarbanes-Oxley Act of 2002
--------------------------------------------------------------------------------

                                  (Continued)
                                                                             25.