Form 10QSB
period 2003-12-31
PEOPLES SIDNEY FINANCIAL CORP
filed 2004-02-17
CIK 1031340

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

 (Mark One)

      |X| QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of The Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes |X| No |_|

As of January 31, 2004, the latest practicable date, 1,432,648 shares of the issuer's common shares, $.01 par value, were issued and outstanding.

Transitional Small Business Disclosure Format (Check One):

Yes |_| No |X|

--------------------------------------------------------------------------------

                      PEOPLES-SIDNEY FINANCIAL CORPORATION

                                      INDEX

                                                                                                      Page
                                                                                                      ----
PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements (Unaudited)

          Consolidated Balance Sheets.............................................................      3

          Consolidated Statements of Income ......................................................      4

          Consolidated Statements of Comprehensive Income.........................................      5

          Condensed Consolidated Statements of Changes in Shareholders' Equity....................      6

          Consolidated Statements of Cash Flows ..................................................      7

          Notes to Consolidated Financial Statements .............................................      8

  Item 2. Management's Discussion and Analysis....................................................     16

  Item 3. Controls and Procedures.................................................................     23

PART II - OTHER INFORMATION

  Item 1. Legal Proceedings.......................................................................     24

  Item 2. Changes in Securities...................................................................     24

  Item 3. Defaults Upon Senior Securities.........................................................     24

  Item 4. Submission of Matters to a Vote of Security Holders.....................................     24

  Item 5. Other Information.......................................................................     24

  Item 6. Exhibits and Reports on Form 8-K........................................................     24

SIGNATURES .......................................................................................     25

INDEX TO EXHIBITS.................................................................................     26

--------------------------------------------------------------------------------

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

--------------------------------------------------------------------------------

Item 1. Financial Statements

                                                                December 31,          June 30,
                                                                   2003                2003
                                                                   ----                ----
ASSETS
Cash and due from financial institutions                       $   1,168,913       $     818,123
Interest-bearing deposits in other financial institutions          4,186,638           6,482,475
Overnight deposits                                                 1,000,000           5,000,000
                                                               -------------       -------------
     Total cash and cash equivalents                               6,355,551          12,300,598
Securities available for sale                                      7,344,705          11,517,255
Federal Home Loan Bank stock                                       1,570,100           1,539,000
Loans, net                                                       118,197,991         115,259,841
Accrued interest receivable                                          704,268             740,197
Premises and equipment, net                                        2,164,928           1,831,839
Real estate owned                                                         --             109,303
Other assets                                                         127,257             269,981
                                                               -------------       -------------

     Total assets                                              $ 136,464,800       $ 143,568,014
                                                               =============       =============

LIABILITIES
Deposits                                                       $  87,982,125       $  93,451,901
Borrowed funds                                                    31,006,379          32,190,354
Accrued interest payable and other liabilities                       217,609             541,479
                                                               -------------       -------------
     Total liabilities                                           119,206,113         126,183,734

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value, 500,000 shares
  authorized, none issued and outstanding                                 --                  --
Common stock, $.01 par value, 3,500,000 shares
  authorized, 1,785,375 shares issued                                 17,854              17,854
Additional paid-in capital                                        10,719,364          10,706,209
Retained earnings                                                 11,535,425          11,540,186
Treasury stock, 352,727 and 345,874 shares, at cost               (4,113,716)         (4,021,200)
Unearned employee stock ownership plan shares                       (799,662)           (872,192)
Accumulated other comprehensive income                              (100,578)             13,423
                                                               -------------       -------------
     Total shareholders' equity                                   17,258,687          17,384,280
                                                               -------------       -------------

     Total liabilities and shareholders' equity                $ 136,464,800       $ 143,568,014
                                                               =============       =============

--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                  Three Months Ended               Six Months Ended
                                                     December 31,                    December 31,
                                                     ------------                    ------------
                                                 2003            2002            2003            2002
                                                 ----            ----            ----            ----
Interest income
     Loans, including fees                    $1,879,314      $2,142,893      $3,831,112      $4,342,161
     Securities                                   60,590          37,009         130,919          82,279
     Demand, time and overnight deposits           8,816          21,016          25,659          27,423
     Dividends on FHLB Stock                      15,673          16,925          31,189          34,580
                                              ----------      ----------      ----------      ----------
         Total interest income                 1,964,393       2,217,843       4,018,879       4,486,443

Interest expense
     Deposits                                    440,641         751,825         949,853       1,581,228
     Borrowed funds                              420,701         380,852         846,575         712,560
                                              ----------      ----------      ----------      ----------
         Total interest expense                  861,342       1,132,677       1,796,428       2,293,788
                                              ----------      ----------      ----------      ----------

Net interest income                            1,103,051       1,085,166       2,222,451       2,192,655

Provision for loan losses                          9,934          24,508          23,985          40,837
                                              ----------      ----------      ----------      ----------

Net interest income after
  provision for loan losses                    1,093,117       1,060,658       2,198,466       2,151,818

Noninterest income
     Service fees and other charges               33,194          35,490          67,326          68,991
     Gain on sale of real estate owned             7,724              --           7,724              --
                                              ----------      ----------      ----------      ----------
         Total noninterest income                 40,918          35,490          75,050          68,991

Noninterest expense
     Compensation and benefits                   397,123         425,526         785,235         852,651
     Director fees                                24,300          24,300          48,600          48,600
     Occupancy and equipment                      98,156         105,321         199,128         217,332
     Computer processing expense                  61,257          63,609         123,078         126,597
     State franchise taxes                        50,515          45,137          99,073          90,275
     Professional fees                            37,850          27,681          65,666          53,096
     Other                                        86,420          80,008         179,136         169,362
                                              ----------      ----------      ----------      ----------
         Total noninterest expense               755,621         771,582       1,499,916       1,557,913
                                              ----------      ----------      ----------      ----------

Income before income taxes                       378,414         324,566         773,600         662,896

Income tax expense                               140,300         120,500         286,900         245,900
                                              ----------      ----------      ----------      ----------

Net income                                    $  238,114      $  204,066      $  486,700      $  416,996
                                              ==========      ==========      ==========      ==========

Earnings per common share - basic             $     0.17      $     0.15      $     0.36      $     0.31
                                              ==========      ==========      ==========      ==========

Earnings per common share - diluted           $     0.17      $     0.15      $     0.36      $     0.31
                                              ==========      ==========      ==========      ==========

--------------------------------------------------------------------------------

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                     Three Months Ended                Six Months Ended
                                                         December 31,                    December 31,
                                                         ------------                    ------------
                                                     2003             2002            2003           2002
                                                     ----             ----            ----           ----
Net income                                         $ 238,114       $ 204,066       $ 486,700       $ 416,996

Other comprehensive income (loss)
     Unrealized holding gains and (losses) on
       available-for-sale securities                 (73,985)          2,180        (172,730)         20,750
     Tax effect                                       25,155            (741)         58,729          (7,055)
                                                   ---------       ---------       ---------       ---------
         Other comprehensive income (loss)           (48,830)          1,439        (114,001)         13,695
                                                   ---------       ---------       ---------       ---------

Comprehensive income                               $ 189,284       $ 205,505       $ 372,699       $ 430,691
                                                   =========       =========       =========       =========

--------------------------------------------------------------------------------

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
                              SHAREHOLDERS' EQUITY
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                               Three Months Ended                     Six Months Ended
                                                                   December 31,                          December 31,
                                                                   ------------                          ------------

                                                               2003               2002              2003                2002
                                                               ----               ----              ----                ----
Balance, beginning of period                              $ 17,432,268       $ 17,321,920       $ 17,384,280       $ 17,194,208

Net income for period                                          238,114            204,066            486,700            416,996

Cash dividends, $.23 and $.16 per share for
  the three months ended December 31, 2003
  and 2002, $.36 and $.25 per share for the six
  months ended December 31, 2003 and 2002                     (313,989)          (218,646)          (491,461)          (342,116)

Purchase of 6,853 and 15,845 shares of
   treasury stock for the three months ended
   December 31, 2003 and 2002; and 6,853 and 20,845
   shares of treasury stock for the six months ended
   December 31, 2003 and 2002, at cost                         (92,516)          (200,468)           (92,516)          (260,468)

Commitment to release 2,856 management
   recognition plan shares for the three months
   ended December 31, 2002 and 5,712 management
   recognition plan shares for the six months ended
   December 31, 2002                                                --             47,658                 --             95,316

Commitment to release 3,091 and 3,233
   employee stock ownership plan shares for the
   three months ended December 31, 2003 and 2002 and
   6,182 and 6,466 employee stock ownership plan
   shares for the six months ended December 31, 2003
   and 2002, at fair value                                      43,640             39,753             85,685             78,091

Change in fair value on securities available for
  sale, net of tax                                             (48,830)             1,439           (114,001)            13,695
                                                          ------------       ------------       ------------       ------------

Balance, end of period                                    $ 17,258,687       $ 17,195,722       $ 17,258,687       $ 17,195,722
                                                          ============       ============       ============       ============

--------------------------------------------------------------------------------

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                                  Six Months Ended
                                                                                    December 31,
                                                                                    ------------
                                                                               2003              2002
                                                                               ----              ----
Cash flows from operating activities
     Net income                                                           $    486,700       $   416,996
     Adjustments to reconcile net income to net cash from
       operating activities
         Depreciation                                                           94,062           103,479
         Provision for loan losses                                              23,985            40,837
         Gain on sale of real estate owned                                     ( 7,724)               --
         FHLB stock dividends                                                  (31,100)          (34,500)
         Compensation expense for ESOP shares                                   85,685            78,091
         Compensation expense for MRP shares                                        --            95,316
         Change in
              Accrued interest receivable and other assets                     178,473            68,324
              Accrued expense and other liabilities                           (265,141)          (85,680)
              Deferred loan fees                                                23,498            16,503
                                                                          ------------       -----------
                  Net cash from operating activities                           588,438           699,366

Cash flows from investing activities
     Purchases of time deposits in other financial institutions                     --        (2,000,000)
     Proceeds from maturities/calls of securities available for sale         4,000,000         2,500,000
     Purchases of securities available for sale                                     --        (4,000,000)
     Net change in loans                                                    (3,050,393)        2,054,594
     Premises and equipment expenditures                                      (427,151)           (4,358)
     Proceeds from sale of real estate owned                                   181,787                --
                                                                          ------------       -----------
              Net cash from investing activities                               704,243        (1,449,764)

Cash flows from financing activities
     Net change in deposits                                                 (5,469,776)       (2,034,402)
     Repayments of long-term FHLB advances                                  (1,183,975)         (200,668)
     Net change in short-term FHLB advances                                         --          (500,000)
     Proceeds from long-term FHLB advances                                          --         7,000,000
     Cash dividends paid                                                      (491,461)         (342,116)
     Purchase of treasury stock                                                (92,516)         (260,468)
                                                                          ------------       -----------
         Net cash from financing activities                                 (7,237,728)        3,662,346
                                                                          ------------       -----------

Net change in cash and cash equivalents                                     (5,945,047)        2,911,948

Cash and cash equivalents at beginning of period                            12,300,598         5,589,014
                                                                          ------------       -----------

Cash and cash equivalents at end of period                                $  6,355,551       $ 8,500,962
                                                                          ============       ===========

Supplemental disclosures of cash flow information
     Cash paid during the period for
         Interest                                                         $  1,810,043       $ 2,344,502
         Income taxes                                                          282,000           316,000
Noncash transactions
         Transfer from loans to other real estate owned                   $     64,760       $    76,537

--------------------------------------------------------------------------------

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

These interim consolidated financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of the Corporation at December 31, 2003 and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions of Form 10-QSB and, therefore, do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances, and should be read in conjunction with the consolidated financial statements and notes thereto of the Corporation for the fiscal year ended June 30, 2003, included in the Corporation's 2003 Annual Report on Form 10-KSB for the fiscal year ended June 30, 2003. Reference is made to the accounting policies of the Corporation described in the notes to consolidated financial statements contained in such report. The Corporation has consistently followed these policies in preparing this Form 10-QSB.

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

                                                    Three Months Ended               Six Months Ended
                                                        December 31,                    December 31,
                                                        ------------                    ------------
                                                    2003             2002             2003             2002
                                                    ----             ----             ----             ----
Net income as reported                          $   238,114      $   204,066      $   486,700      $   416,996
Deduct: Stock-based compensation expense
  determined under fair value based method               --           52,884               --          105,768
                                                -----------      -----------      -----------      -----------

Pro forma net income                            $   238,114      $   151,182      $   486,700      $   311,228
                                                ===========      ===========      ===========      ===========

Basic earnings per share as reported            $      0.17      $      0.15      $      0.36      $      0.31
Pro forma basic earnings per share                     0.17             0.11             0.36             0.23

Diluted earnings per share as reported          $      0.17      $      0.15      $      0.36      $      0.31
Pro forma diluted earnings per share                   0.17             0.11             0.36             0.23

NOTE 2 - SECURITIES AVAILABLE FOR SALE

Securities available for sale were as follows.

                                                                         Gross             Gross
                                                       Fair           Unrealized        Unrealized
                                                       Value             Gains            Losses
                                                       -----             -----            ------
December 31, 2003
    U.S. Government agencies                       $  7,344,705      $     25,005     $    (177,395)
                                                   ============      ============     =============

June 30, 2003
    U.S. Government agencies                       $ 11,517,255      $     54,132     $     (33,792)
                                                   ============      ============     =============

--------------------------------------------------------------------------------

                                   (Continued)

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 2 - SECURITIES AVAILABLE FOR SALE (Continued)

Contractual maturities of securities available for sale at December 31, 2003 were as follows. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                     Fair
                                                     Value
                                                     -----

        Due after one year through five years      $ 2,518,135
        Due after five years through ten years       4,826,570
                                                   -----------

                                                   $ 7,344,705
                                                   ===========

No securities were sold during the three or six-month periods ended December 31, 2003 and 2002. No securities were pledged as collateral at December 31, 2003 or June 30, 2003.

NOTE 3 - LOANS

Loans were as follows.

                                                   December 31,     June 30,
                                                       2003           2003
                                                       ----           ----
         Mortgage loans:
              1-4 family residential              $  92,002,051   $  89,930,505
              Multi-family residential                1,513,287       1,656,877
              Commercial real estate                 11,995,401      10,306,608
              Real estate construction and
                development                           6,060,252       5,906,440
              Land                                    1,243,509       1,852,354
                                                  -------------   -------------
                  Total mortgage loans              112,814,500     109,652,784
         Consumer loans                               4,394,188       4,636,034
         Commercial loans                             4,052,864       4,006,001
                                                  -------------   -------------
                  Total loans                       121,261,552     118,294,819
         Less:
              Allowance for loan losses                (757,900)       (766,000)
              Loans in process                       (1,920,081)     (1,906,896)
              Deferred loan fees                       (385,580)       (362,082)
                                                  -------------   -------------

                                                  $ 118,197,991   $ 115,259,841
                                                  =============   =============

--------------------------------------------------------------------------------

                                   (Continued)

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 3 - LOANS (Continued)

Activity in the allowance for loan losses is summarized as follows.

                                             Three Months Ended              Six Months Ended
                                                December 31,                   December 31,
                                                ------------                   ------------
                                             2003           2002             2003            2002
                                             ----           ----             ----            ----
      Balance at beginning of period      $ 750,000       $ 719,000       $ 766,000       $ 708,000
      Provision for losses                    9,934          24,508          23,985          40,837
      Charge-offs                            (2,034)         (3,508)        (32,524)         (9,078)
      Recoveries                                 --              --             439             241
                                          ---------       ---------       ---------       ---------

      Balance at end of period            $ 757,900       $ 740,000       $ 757,900       $ 740,000
                                          =========       =========       =========       =========

Nonperforming loans were as follows.

                                                                         December 31,      June 30,
                                                                              2003            2003
                                                                              ----            ----
      Loans past due over 90 days still on accrual                        $  771,000      $  398,000
      Nonaccrual loans                                                     1,440,000       1,604,000

Nonperforming loans include smaller balance homogeneous loans, such as residential mortgage and consumer loans that are collectively evaluated for impairment. As of December 31, 2003 and June 30, 2003 for the three months and six months ended December 31, 2003 and 2002, impaired loans were not material.

--------------------------------------------------------------------------------

                                   (Continued)

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 4 - BORROWED FUNDS

At December 31, 2003 and June 30, 2003, the Association had a cash management line of credit enabling it to borrow up to $8,000,000 from the Federal Home Loan Bank of Cincinnati ("FHLB"). All cash management advances have an original maturity of 90 days. The line of credit must be renewed on an annual basis. There were no outstanding borrowings on this line of credit at December 31, 2003 and June 30, 2003.

As a member of the FHLB system, the Association has the ability to obtain borrowings up to a maximum total of $68,072,800 including the cash management line of credit. Advances from the Federal Home Loan Bank were as follows.

                                                                       December 31,      June 30,
                                                                           2003            2003
                                                                           ----            ----
         6.13% FHLB fixed-rate advance, due June 25, 2008              $  7,000,000    $   7,000,000
         6.00% FHLB convertible advance, fixed-rate until
           June 2004, due June 11, 2009                                   5,000,000        5,000,000
         6.27% FHLB convertible advance, fixed-rate until
           September 2006, due September 8, 2010                          5,000,000        5,000,000
         5.30% select pay mortgage-matched advance, final
           maturity May 1, 2011                                           1,279,736        1,349,272
         5.35% select pay mortgage-matched advance, final
           maturity July 1, 2011                                          2,607,565        3,050,211
         3.92% select pay mortgage-matched advance, final
           maturity November 1, 2012                                        864,104          951,791
         3.55% select pay mortgage-matched advance, final
           maturity March 1, 2013                                           936,671          979,077
         4.09% select pay mortgage-matched advance, final
           maturity November 1, 2017                                        851,828          971,474
         4.72% select pay mortgage-matched advance, final
           maturity November 1, 2022                                      2,754,682        2,946,610
         4.38% select pay mortgage-matched advance, final
           maturity December 1, 2022                                        919,619          984,185
         3.92% select pay mortgage-matched advance, final
           maturity December 1, 2022                                        869,749          983,358
         3.64% select pay mortgage-matched advance, final
           maturity March 1, 2023                                         2,922,425        2,974,376
                                                                       ------------    -------------

                                                                       $ 31,006,379    $  32,190,354
                                                                       ============    =============

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

--------------------------------------------------------------------------------

                                   (Continued)

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 4 - BORROWED FUNDS (Continued)

Maturities of FHLB advances for the next five years and thereafter were as follows.

          Year ended December 31,
                   2004                        $   1,917,827
                   2005                            1,726,968
                   2006                            1,556,212
                   2007                            1,403,522
                   2008                            8,267,072
                Thereafter                        16,134,778
                                               -------------

                                               $  31,006,379
                                               =============

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

The contractual amount of financial instruments with off-balance-sheet risk was as follows.

                                          December 31,                    June 30,
                                             2003                           2003
                                             ----                           ----
                                      Fixed         Variable         Fixed        Variable
                                       Rate            Rate           Rate          Rate
                                       ----            ----           ----          ----
      Nonresidential               $      --       $      --       $       --    $       --
      Residential real estate        150,000         120,000        2,867,000       151,000
      Interest rates                   6.375%           5.00%       5.00-6.00%    5.25-6.00%

Commitments to make loans are generally made for a period of 30 days or less. The maximum maturity for fixed-rate loan commitments was 20 years.

The Corporation also had unused commercial and home equity lines of credit approximating $3,030,000 and $3,461,000 at December 31, 2003 and June 30, 2003.

At December 31, 2003 and June 30, 2003, the Corporation was required to have $4,101,000 and $2,526,000 on deposit with its correspondent banks as a compensating clearing requirement.

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

NOTE 6 - EARNINGS PER SHARE

A reconciliation of the numerators and denominators used in the computation of the basic earnings per common share and diluted earnings per common share is presented below.

                                                            Three Months Ended                 Six Months Ended
                                                                December 31,                      December 31,
                                                                ------------                      ------------
                                                           2003              2002              2003              2002
                                                           ----              ----              ----              ----
      Basic Earnings Per Common Share
            Net income                                 $   238,114       $   204,066       $   486,700       $   416,996
                                                       ===========       ===========       ===========       ===========

            Weighted average common shares
              outstanding                                1,435,702         1,451,242         1,437,602         1,455,602
            Less: Average unallocated ESOP shares          (69,694)          (82,413)          (71,239)          (84,029)
            Less: Average unearned MRP shares                   --            (6,188)               --            (7,616)
                                                       -----------       -----------       -----------       -----------
            Weighted average common shares
              outstanding for basic earnings
              per common share                           1,366,008         1,362,641         1,366,363         1,363,957
                                                       ===========       ===========       ===========       ===========

            Basic earnings per common share            $      0.17       $      0.15       $      0.36       $      0.31
                                                       ===========       ===========       ===========       ===========

      Diluted Earnings Per Common Share
            Net income                                 $   238,114       $   204,066       $   486,700       $   416,996
                                                       ===========       ===========       ===========       ===========

            Weighted average common shares
              outstanding for basic earnings
              per common share                           1,366,008         1,362,641         1,366,363         1,363,957
            Add: Dilutive effects of average
              unearned MRP shares                               --                --                --                --
            Add: Dilutive effects of assumed
               exercises of stock options                       --                --                --                --
                                                       -----------       -----------       -----------       -----------
            Weighted average common shares
               and dilutive potential common
               shares outstanding                        1,366,008         1,362,641         1,366,363         1,363,957
                                                       ===========       ===========       ===========       ===========

      Diluted earnings per common share                $      0.17       $      0.15       $      0.36       $      0.31
                                                       ===========       ===========       ===========       ===========

--------------------------------------------------------------------------------

                                   (Continued)

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 6 - EARNINGS PER SHARE (Continued)

Stock options granted did not have a dilutive effect on earnings per share for the three and six months ended December 31, 2003 and 2002, as the exercise price of outstanding options was greater than the average market price for the period. As of December 31, 2003 and 2002, there were 140,824 options outstanding that were not dilutive. Unearned MRP shares did not have a dilutive effect for the three and six months ended December 31, 2002 as the fair value of the MRP shares on the date of grant was greater that the average market price for the period. All MRP shares outstanding fully vested on May 22, 2003.

--------------------------------------------------------------------------------

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis

Introduction

In the following pages, management presents an analysis of the consolidated financial condition of the Corporation as of December 31, 2003, compared to June 30, 2003, and results of operations for the three and six months ended December 31, 2003, compared with the same periods in 2002. This discussion is designed to provide a more comprehensive review of operating results and financial position than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the interim financial statements and related footnotes included herein.

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

Financial Condition

Total assets at December 31, 2003 were $136.5 million compared to $143.6 million at June 30, 2003, a decrease of $7.1 million. The decrease in total assets was primarily due to a decrease in cash and cash equivalents and securities resulting from a decrease in deposits and an increase in loans.

While the current interest rate environment remains at the lowest levels in many years, Management continues to focus on interest rate spread. Loan demand has been moderate as borrowers continue to take advantage of lower fixed rate loans. On the deposit side, consumers have continued to place deposits into liquid funds, i.e. passbook and money market accounts, in lieu of certificates of deposit due to the low rate environment. As the economy begins to recover and interest rates rise, Management anticipates that deposits will flow into certificates of deposit. An increase in rates will also act as a buffer on refinance activity thus shifting the attitude of the borrower to seek loans for construction, home improvement, or the purchase of a new home.

--------------------------------------------------------------------------------

                                   (Continued)

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

The securities portfolio, which is classified as available for sale, decreased $4.2 million, from $11.5 million at June 30, 2003 to $7.3 million at December 31, 2003. During this period the Corporation had $4.0 million in securities called prior to maturity by the issuing agency. Cash and cash equivalents also decreased $5.9 million from $12.3 million at June 30, 2003 to $6.4 million at December 31, 2003. These funds were used to fund the decrease in deposits and the increase in loans.

Loans increased $2.9 million from $115.3 million at June 30, 2003 to $118.2 million at December 31, 2003. The increase in loans was primarily in one- to four-family residential loans, which increased $2.1 million from $89.9 million at June 30, 2003 to $92.0 million at December 31, 2003 and commercial real estate loans which increased $1.7 million from $10.3 million to $12.0 million during the same period. The increases were reflective of a high volume of refinance activity that often included the request by the borrower for additional funds, plus the addition of a $1.3 million non-residential loan. Non-mortgage loans comprised of consumer and commercial loans represented a small portion of the entire loan portfolio with 7.0% and 7.3% at December 31, 2003 and June 30, 2003, respectively. All other loan categories had nominal changes.

Premises and equipment increased $333,000 from $1,832,000 at June 30, 2003 to $2,165,000 at December 31, 2003. This increase resulted from the purchase of the previously leased office building at the Corporation's Jackson Center branch for $387,000. Offsetting this increase, in part was the normal depreciation of existing assets.

Total deposits decreased $5.5 million from $93.5 million at June 30, 2003 to $88.0 million at December 31, 2003 due to decreases in certificates of deposit and money market accounts, partially offset by increases in savings and NOW accounts. Certificates of deposit decreased $6.4 million resulting from matured certificates, which were not renewed due to the low interest rate environment. This prompted a partial shift of funds to more liquid savings and NOW accounts, which increased $670,000 and $475,000 respectively from June 30, 2003 to December 31, 2003, as customers searched for higher returns on their deposits or elected to spend rather than save. Money market accounts also decreased $304,000 since June 30, 2003.

Borrowed funds decreased $1.2 million from $32.2 million at June 30, 2003 to $31.0 million at December 31, 2003. This decrease was the result of scheduled repayments of the long-term advances.

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

--------------------------------------------------------------------------------

                                   (Continued)

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

Three Months Ended December 31, 2003 Compared to the Three Months Ended December 31, 2002

Net Income. The Corporation earned net income of $238,000 for the three months ended December 31, 2003 compared to $204,000 for the three months ended December 31, 2002. The increase of $34,000, or 16.7% in net income was primarily due to an increase in net interest income and a decrease in noninterest expense. The increase in noninterest income coupled with a decrease in provision for loan losses were offset by an increase in income tax expense.

Net Interest Income. Net interest income totaled $1,103,000 for the three months ended December 31, 2003 compared to $1,085,000 for the three months ended December 31, 2002 representing an increase of $18,000. The increase was the result of a larger decrease in interest expense on deposits compared to the decline in interest income on loans.

Interest and fees on loans decreased $264,000, or 12.3% from $2,143,000 for the three months ended December 31, 2002 to $1,879,000 for the three months ended December 31, 2003. The decrease in interest income was due primarily to a lower average yield earned on loans resulting from the lower interest rate environment coupled with a decrease in the average balance. The yield on loans declined from 7.17% for the three months ended December 31, 2002 to 6.42% for the three months ended December 31, 2003.

Interest on securities increased $24,000 due to a higher average balance partially offset by a lower average interest rate for the current three-month period.

Interest on demand, time and overnight deposits decreased $12,000 for the three months ended December 31, 2003 compared to the same period a year ago. The decrease was primarily due to a decrease in the average yield as well as a decrease in the average balance during the current period.

Interest paid on deposits decreased $311,000 or 41.4% from $752,000 for the three months ended December 31, 2002 to $441,000 for the three months ended December 31, 2003. The decrease resulted from a lower average interest rate coupled with a lower average balance of deposits. The average cost of deposits declined from 3.25% for the three months ended December 31, 2002 to 1.97% for the three months ended December 31, 2003.

Interest paid on borrowed funds totaled $421,000 for the three months ended December 31, 2003 compared to $381,000 for the three months ended December 31, 2002. The increase of $40,000 is reflective of a higher average balance of borrowed funds offset by a slightly lower interest rate for the current three-month period.

In the months ahead, Management will continue to focus on the cost of funds and loan yields. As the economy begins to recover and interest rates begin to rise, we understandably will see a shift from liquid savings deposits into longer term certificates of deposit bearing higher rates and mortgage refinancing activity will likely shift to new loans for construction, home improvement or new home purchases.

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

--------------------------------------------------------------------------------

                                   (Continued)

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

provision is based on management's monthly review of the loan portfolio and consideration of such factors as historical loss experience, general prevailing economic conditions, changes in the size and composition of the loan portfolio and specific borrower considerations, including the ability of the borrower to repay the loan and the estimated value of the underlying collateral.

The provision for loan losses for the three months ended December 31, 2003 totaled $10,000 compared to $25,000 for the three months ended December 31, 2002. The decrease of $15,000 in the provision for losses was due to a decrease in the total outstanding balance of loans during the current three-month period compared to the same period a year ago. The allowance for loan losses totaled $758,000, or 0.64% of gross loans receivable net of loans in process and deferred loan origination fees and 34.3% of total nonperforming loans at December 31, 2003, compared with $766,000, or 0.66% of gross loans receivable, net of loans in process and deferred loan origination fees and 38.3% of total nonperforming loans at June 30, 2003. Charge-offs experienced by the Corporation have primarily related to consumer and other non-real estate loans. The Corporation's low historical charge-off history is the product of a variety of factors, including the Corporation's underwriting guidelines, which generally require a loan-to-value or projected completed value ratio of 80% for purchase or construction of one- to four-family residential properties and 75% for commercial real estate and land loans, established income information and defined ratios of debt to income.

Noninterest Income. Noninterest income includes service fees and other miscellaneous income and increased $5,000 during the current three-month period as a result of a gain of $8,000 on the sale of a real estate owned properties.

Noninterest Expense. Noninterest expense totaled $756,000 for the three months ended December 31, 2003 compared to $772,000 for the three months ended December 31, 2002, a decrease of $16,000. The decrease was primarily the result of a decrease in compensation and benefits as it related to the Management Recognition Plan, ("MRP"). All shares granted and currently outstanding under the MRP became fully vested in May 2003. This provided a decrease of $48,000 in compensation and benefits expense for the current three months ended December 31, 2003. This decrease was partially offset by normal increases in compensation plus the impact of the Corporation's increased stock price on the ESOP plan. Also affecting the increase in compensation was a $9,000 decrease in the amount of compensation expense that was deferred for loan origination costs during the current quarter as compared to the same period a year ago.

Income Tax Expense. Income tax expense totaled $140,000 for the three months ended December 31, 2003 compared to $121,000 for the three months ended December 31, 2002, representing an increase of $19,000. The increase in income tax expense is reflective of the increase in net income before income taxes for the three months ended December 31, 2003 as compared to the three months ended December 31. 2002. The effective tax rate was 37.1% for the three months ended December 31, 2003 and 2002.

Six Months Ended December 31, 2003 Compared to the Six Months Ended December 31, 2002

Net Income. The Corporation earned net income of $487,000 for the six months ended December 31, 2003 compared to $417,000 for the six months ended December 31, 2002. The increase of $70,000, or 16.7% in net income was primarily due to an increase in net interest income and a decrease in noninterest expense, as well as an increase in noninterest income and a decrease in the provision for loan losses. The only offset for the comparison period was an increase in income tax expense.

--------------------------------------------------------------------------------

                                   (Continued)

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

Net Interest Income. Net interest income totaled $2,222,000 for the six months ended December 31, 2003 compared to $2,193,000 for the six months ended December 31, 2002. The increase of $29,000 was the result of a larger decrease in interest expense on deposits compared to the decline in interest income on loans.

Interest and fees on loans decreased $511,000, or 11.8% from $4,342,000 for the six months ended December 31, 2002 to $3,831,000 for the six months ended December 31, 2003. The decrease in interest income was due primarily to a lower average yield earned on loans resulting from the low interest rate environment as well as a decrease in the average balance of loans. The average yield on loans declined from 7.22% for the six months ended December 31, 2002 to 6.58% for the six months ended December 31, 2003.

Interest on securities, demand, time and overnight deposits totaled $157,000 for the six months ended December 31, 2003 compared to $110,000 for the six months ended December 31, 2002. The increase of $47,000 resulted from an increase in the average balance partially offset by a decrease in the average interest rates for the current six-month period.

Interest paid on deposits decreased $631,000, or 39.9% from $1,581,000 for the six months ended December 31, 2002 to $950,000 for the six months ended December 31, 2003. The decrease resulted from a lower average interest rate combined with a lower average balance of deposits. The average cost of deposits declined from 3.39% for the six months ended December 31, 2002 to 2.09% for the six months ended December 31, 2003.

Interest paid on borrowed funds totaled $847,000 for the six months ended December 31, 2003 compared to $713,000 for the six months ended December 31, 2002, and increase of $134,000. The increase was due to an increase in the average balance of advances offset slightly by a decrease in the average interest rate paid on borrowings during the current period.

Provision for Loan Losses. The provision for loan losses for the six months ended December 31, 2003 totaled $24,000, compared to $41,000 for the six months ended December 31, 2002. The decrease in the provision for loan losses was the result of a decrease in the total outstanding balance of loans during the current six month period.

Noninterest Income. Noninterest income includes service fees and other miscellaneous income and increased $6,000 during the current six-month period as a result of a gain of $8,000 on the sale of a real estate owned properties.

Noninterest Expense. Noninterest expense totaled $1,500,000 for the six months ended December 31, 2003 compared to $1,558,000 for the six months ended December 31, 2002, a decrease of $58,000. The change was primarily the result of a decrease in compensation and benefits as it relates to the MRP. This provided a decrease of $95,000 in compensation and benefits expense for the current six months ended December 31, 2003. This decrease was partially offset by normal increases in compensation plus the impact of the Corporation's increased stock price on the ESOP plan.

Income Tax Expense. Income tax expense totaled $287,000 for the six months ended December 31, 2003 compared to $246,000 for the six months ended December 31, 2002, representing an increase of $41,000. The increase in income tax expense is reflective of the increase in net income before income taxes for the six months ended December 31, 2003 as compared to the six months ended December 31, 2002. The effective tax rate was 37.1% for the six months ended December 31, 2003 and 2002.

--------------------------------------------------------------------------------

                                   (Continued)

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

Liquidity and Capital Resources

The Corporation's liquidity, primarily represented by cash and cash equivalents, is a result of operating, investing and financing activities. These activities are summarized below for the six months ended December 31, 2003 and 2002.

                                                               Six Months
                                                            Ended December 31,
                                                            ------------------
                                                           2003           2002
                                                           ----           ----
                                                         (Dollars in thousands)

Net income                                               $    487       $   417
Adjustments to reconcile net income to net cash from
  operating activities                                        102           282
                                                         --------       -------
Net cash from operating activities                            589           699
Net cash from investing activities                            704        (1,449)
Net cash from financing activities                         (7,238)        3,662
                                                         --------       -------
Net change in cash and cash equivalents                    (5,945)        2,912
Cash and cash equivalents at beginning of period           12,301         5,589
                                                         --------       -------

Cash and cash equivalents at end of period               $  6,356       $ 8,501
                                                         ========       =======

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

The Corporation also has the ability to borrow from the FHLB up to a maximum total of $68.1 million including the cash management line of credit. See Note 4 of the Notes to Consolidated Financial Statements for a detail of the Corporation's borrowings from the FHLB at December 31, 2003.

At December 31, 2003, the Corporation had commitments to originate fixed-rate commercial and residential real estate loans totaling $150,000 and variable-rate nonresidential and residential real estate mortgage loans totaling $120,000. Loan commitments are generally for 30 days. See Note 5 of the Notes to Consolidated Financial Statements for a detail of the Corporation's loan commitments at December 31, 2003. The Office of Thrift Supervision regulations require the Corporation's insured subsidiary to maintain a safe and sound level of liquid assets. The Corporation considers its liquidity and capital reserves sufficient to meet its outstanding short and long-term needs, and believes it is in compliance with regulatory requirements.

The Association is also subject to various regulatory capital requirements administered by the federal regulatory agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Association must meet specific capital guidelines that involve quantitative measures of the Association's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Association's capital amounts and classifications are also subject to qualitative judgments by the regulators about the Association's components, risk weightings and other factors. Failure to meet minimum capital requirements can initiate certain mandatory actions that, if undertaken,

--------------------------------------------------------------------------------

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

could have a direct material effect on the Corporation's financial statements. At December 31, 2003 and June 30, 2003, management believes the Association complies with all regulatory capital requirements. Based on the Association's computed regulatory capital ratios, the Association is considered well capitalized under the Federal Deposit Insurance Act at December 31, 2003 and June 30, 2003. No conditions or events have occurred subsequent to the last notification by regulators that management believes would have changed the Association's category.

At December 31, 2003 and June 30, 2003, the Association's actual capital levels, minimum required levels and levels to be considered "well capitalized" were as follows.

                                                                                                       To Be
                                                                                                Well Capitalized
                                                                      For Capital            Under Prompt Corrective
                                             Actual                Adequacy Purposes           Action Regulations
                                             ------                -----------------           ------------------
                                       Amount     Ratio            Amount       Ratio           Amount        Ratio
                                       ------     -----            ------       -----           ------        -----
                                                                 (Dollars in Thousands)
December 31, 2003
Total capital (to risk-
  weighted assets)                   $  16,960       19.4%        $  7,001        8.0%        $    8,751        10.0%
Tier 1 (core) capital (to
  risk-weighted assets)                 16,231       18.6            3,501        4.0              5,251         6.0
Tier 1 (core) capital (to
  adjusted total assets)                16,231       11.9            5,471        4.0              6,839         5.0
Tangible capital (to
  adjusted total assets)                16,231       11.9            2,052        1.5                N/A

June 30, 2003
Total capital (to risk-
  weighted assets)                   $  16,372       18.8%        $  6,981        8.0%        $    8,727        10.0%
Tier 1 (core) capital (to
  risk-weighted assets)                 15,617       17.9            3,491        4.0              5,236         6.0
Tier 1 (core) capital (to
  adjusted total assets)                15,617       10.9            5,742        4.0              7,178         5.0
Tangible capital (to
  adjusted total assets)                15,617       10.9            2,153        1.5                N/A

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

Item 4.     Submission of Matters to a Vote of Security Holders

            On October 10, 2003 the Annual Meeting of Shareholders of the Corporation was held. The following members of the Board of Directors of the Corporation were re-elected by the votes set forth below for the terms expiring in 2006.

            Harry N. Faulkner          FOR:  1,149,868       WITHHELD:  22,750
            John W. Sargeant           FOR:  1,164,218       WITHHELD:   8,400

            One other matter was submitted to the Shareholders, for which the following votes were cast:

            Ratification of the selection of Crowe, Chizek and Company LLP as the auditors of the Corporation for the fiscal year ending June 30, 2004.

            FOR: 1,162,488             AGAINST:  5,900       ABSTAIN:  4,230

Item 5.     Other Information

            None.

Item 6.     Exhibits and Reports on Form 8-K

           (a) Form 8-K was furnished on October 15, 2003. Under Item 5, Other Events, the Corporation reported the issuance of a press release to announce the quarterly earnings for the period ending September 30, 2003 and declare a regular and special dividend.

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


Date:                                     /s/ Douglas Stewart
       ----------------------             --------------------------------------
                                          Douglas Stewart
                                          President and Chief Executive Officer


Date:                                     /s/ Debra Geuy
     ------------------------             --------------------------------------
                                          Debra Geuy
                                          Chief Financial Officer

--------------------------------------------------------------------------------

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                                INDEX TO EXHIBITS

  EXHIBIT
   NUMBER         DESCRIPTION
   ------         -----------
    3.1           Articles of Incorporation of         Incorporated by reference to the Registration
                  Peoples-Sidney Financial             Statement on Form S-1 filed by Peoples-Sidney
                  Corporation                          Financial Corporation on January 27, 1997 (the
                                                       "S-1") with the Securities and Exchange Commission
                                                       (the "SEC"), Exhibit 3.1.

    3.2           Bylaws of Peoples-Sidney             Incorporated by reference to the S-1, Exhibit 3.2.
                  Financial Corporation

    10.1          Employee Stock Ownership Plan        Incorporated by reference to the S-1, Exhibit 10.1

    10.2          Form of Employment Agreement         Incorporated by Pre-Effective Amendment No. 1 to
                  with Douglas Stewart                 the S-1 filed with the SEC on March 12, 1997,
                                                       Exhibit 10.2

    10.3          Form of Employment Agreements        Incorporated by Pre-Effective Amendment No. 1 to
                  with David R. Fogt, Gary N.          the S-1 filed with the SEC on March 12, 1997,
                  Fullenkamp and Debra A. Geuy         Exhibit 10.3

    10.4          Form of Severance Agreement          Incorporated by Pre-Effective Amendment No. 1 to
                  with Steve Goins                     the S-1 filed with the SEC on March 12, 1997,
                                                       Exhibit 10.4

    10.5          401 (k) Plan                         Incorporated by Pre-Effective Amendment No. 1 to
                                                       the S-1 filed with the SEC on March 12, 1997,
                                                       Exhibit 10.5

    10.6          Peoples-Sidney Financial             Filed as an exhibit to the Registrant's Annual
                  Corporation Amended and Restated     Report on Form 10-KSB for the fiscal year ended
                  1998 Stock Option and Incentive      June 30, 1999 (File No. 0-22223) and incorporate
                  Plan                                 herein by reference.

    10.7          Peoples-Sidney Financial             Filed as an exhibit to the Registrant's Annual
                  Corporation Amended and Restated     Report on Form 10-KSB for the fiscal year ended
                  1998 Management Recognition Plan     June 30, 1999 (File No. 0-22223) and incorporate
                                                       herein by reference.

    11            Statement Regarding Computation      See Note 6 to the consolidated financial
                  of Earnings per Share                statements.

    31.1          Certification of Principal
                  Executive Officer Pursuant to
                  Section 302 of the
                  Sarbanes-Oxley Act of 2002

    31.2          Certification of Principal
                  Financial Officer Pursuant to
                  Section 302 of the
                  Sarbanes-Oxley Act of 2002

--------------------------------------------------------------------------------

                      PEOPLES-SIDNEY FINANCIAL CORPORATION

   EXHIBIT
   NUMBER         DESCRIPTION
   ------         -----------

    32            Certifications of the Chief
                  Executive Officer and the Chief
                  Financial Officer Pursuant to
                  Section 906 of the
                  Sarbanes-Oxley Act of 2002

--------------------------------------------------------------------------------