Form 10QSB
period 2004-03-31
PEOPLES SIDNEY FINANCIAL CORP
filed 2004-05-17
CIK 1031340

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

      |X| QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Yes |X| No |_|

As of April 30, 2004, the latest practicable date, 1,432,648 shares of the issuer's common shares, $.01 par value, were issued and outstanding.

Transitional Small Business Disclosure Format (Check One):

Yes |_| No |X|

                      PEOPLES-SIDNEY FINANCIAL CORPORATION

                                      INDEX

                                                                                                    Page
                                                                                                    ----
PART I - FINANCIAL INFORMATION

  Item 1.     Financial Statements (Unaudited)

              Consolidated Balance Sheets..........................................................   3

              Consolidated Statements of Income ...................................................   4

              Consolidated Statements of Comprehensive Income......................................   5

              Condensed Consolidated Statements of Changes in Shareholders' Equity.................   6

              Consolidated Statements of Cash Flows ...............................................   7

              Notes to Consolidated Financial Statements ..........................................   8

  Item 2.     Management's Discussion and Analysis.................................................  16

  Item 3.     Controls and Procedures..............................................................  23

Part II - Other Information

  Item 1.     Legal Proceedings....................................................................  24

  Item 2.     Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.....  24

  Item 3.     Defaults Upon Senior Securities......................................................  24

  Item 4.     Submission of Matters to a Vote of Security Holders..................................  24

  Item 5.     Other Information....................................................................  24

  Item 6.     Exhibits and Reports on Form 8-K.....................................................  24

SIGNATURES ........................................................................................  25

INDEX TO EXHIBITS..................................................................................  26

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

Item 1. Financial Statements

                                                                 March 31,           June 30,
                                                                   2004                2003
                                                                   ----                ----
ASSETS
Cash and due from financial institutions                       $   1,309,786       $     818,123
Interest-bearing deposits in other financial institutions          4,242,241           6,482,475
Overnight deposits                                                 4,000,000           5,000,000
                                                               -------------       -------------
     Total cash and cash equivalents                               9,552,027          12,300,598
Securities available for sale                                      5,462,985          11,517,255
Federal Home Loan Bank stock                                       1,585,700           1,539,000
Loans, net                                                       116,944,778         115,259,841
Accrued interest receivable                                          751,276             740,197
Premises and equipment, net                                        2,132,583           1,831,839
Real estate owned                                                     43,328             109,303
Other assets                                                         318,820             269,981
                                                               -------------       -------------

     Total assets                                              $ 136,791,497       $ 143,568,014
                                                               =============       =============

LIABILITIES
Deposits                                                       $  87,579,286       $  93,451,901
Borrowed funds                                                    31,493,268          32,190,354
Accrued interest payable and other liabilities                       271,437             541,479
                                                               -------------       -------------
     Total liabilities                                           119,343,991         126,183,734

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value, 500,000 shares
  authorized, none issued and outstanding                                 --                  --
Common stock, $.01 par value, 3,500,000 shares
  authorized, 1,785,375 shares issued                                 17,854              17,854
Additional paid-in capital                                        10,734,397          10,706,209
Retained earnings                                                 11,594,941          11,540,186
Treasury stock, 352,727 and 345,874 shares, at cost               (4,113,716)         (4,021,200)
Unearned employee stock ownership plan shares                       (763,397)           (872,192)
Accumulated other comprehensive income                               (22,573)             13,423
                                                               -------------       -------------
     Total shareholders' equity                                   17,447,506          17,384,280
                                                               -------------       -------------

     Total liabilities and shareholders' equity                $ 136,791,497       $ 143,568,014
                                                               =============       =============

          See accompanying notes to consolidated financial statements.

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                    Three Months Ended                  Nine Months Ended
                                                         March 31,                          March 31,
                                                         ---------                          ---------
                                                  2004              2003              2004              2003
                                                  ----              ----              ----              ----
Interest income
     Loans, including fees                    $ 1,889,242       $ 2,091,303       $ 5,720,354       $ 6,433,464
     Securities                                    58,256            50,226           189,175           132,505
     Demand, time and overnight deposits            3,549            20,321            29,208            47,744
     Dividends on FHLB Stock                       15,615            14,884            46,804            49,464
                                              -----------       -----------       -----------       -----------
         Total interest income                  1,966,662         2,176,734         5,985,541         6,663,177

Interest expense
     Deposits                                     398,481           675,800         1,348,334         2,257,028
     Borrowed funds                               414,750           412,007         1,261,325         1,124,567
                                              -----------       -----------       -----------       -----------
         Total interest expense                   813,231         1,087,807         2,609,659         3,381,595
                                              -----------       -----------       -----------       -----------

Net interest income                             1,153,431         1,088,927         3,375,882         3,281,582

Provision for loan losses                           5,198            15,310            29,183            56,147
                                              -----------       -----------       -----------       -----------

Net interest income after provision
  for loan losses                               1,148,233         1,073,617         3,346,699         3,225,435

Noninterest income
     Service fees and other charges                33,164            31,559           100,490           100,550
     Loss on sale of real estate owned            (12,103)           (1,711)           (4,379)           (1,711)
                                              -----------       -----------       -----------       -----------
         Total noninterest income                  21,061            29,848            96,111            98,839

Noninterest expense
     Compensation and benefits                    408,228           422,784         1,193,463         1,275,435
     Director fees                                 24,300            24,300            72,900            72,900
     Occupancy and equipment                      105,824           112,452           304,952           329,784
     Computer processing                           64,119            65,466           187,197           192,063
     State franchise taxes                         52,799            48,577           151,872           138,852
     Professional fees                             25,680            22,398            91,346            75,494
     Other                                         91,663            85,042           270,799           254,404
                                              -----------       -----------       -----------       -----------
         Total noninterest expense                772,613           781,019         2,272,529         2,338,932
                                              -----------       -----------       -----------       -----------

Income before income taxes                        396,681           322,446         1,170,281           985,342

Income tax expense                                147,000           119,700           433,900           365,600
                                              -----------       -----------       -----------       -----------

Net income                                    $   249,681       $   202,746       $   736,381       $   619,742
                                              ===========       ===========       ===========       ===========

Earnings per common share - basic             $      0.18       $      0.15       $      0.54       $      0.45
                                              ===========       ===========       ===========       ===========

Earnings per common share - diluted           $      0.18       $      0.15       $      0.54       $      0.45
                                              ===========       ===========       ===========       ===========

          See accompanying notes to consolidated financial statements.

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

                                                      Three Months Ended               Nine Months Ended
                                                           March 31,                       March 31,
                                                           ---------                       ---------
                                                      2004            2003            2004            2003
                                                      ----            ----            ----            ----
Net income                                         $ 249,681       $ 202,746       $ 736,381       $ 619,742

Other comprehensive income (loss)
     Unrealized holding gains and (losses) on
       available-for-sale securities                 118,190          (8,045)        (54,540)         12,705
     Tax effect                                      (40,185)          2,734          18,544          (4,321)
                                                   ---------       ---------       ---------       ---------
         Other comprehensive income (loss)            78,005          (5,311)        (35,996)          8,384
                                                   ---------       ---------       ---------       ---------

Comprehensive income                               $ 327,686       $ 197,435       $ 700,385       $ 628,126
                                                   =========       =========       =========       =========

          See accompanying notes to consolidated financial statements.

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
                              SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                            Three Months Ended                   Nine Months Ended
                                                                 March 31,                            March 31,
                                                                 ---------                            ---------
                                                          2004               2003               2004               2003
                                                          ----               ----               ----               ----
Balance, beginning of period                          $ 17,258,687       $ 17,195,722       $ 17,384,280       $ 17,194,208

Net income for period                                      249,681            202,746            736,381            619,742

Cash dividends, $.14 and $.12 per share for
  the three months ended March 31, 2004
  and 2003, $.50 and $.37 per share for the
  nine months ended March 31, 2004 and 2003               (190,165)          (162,725)          (681,626)          (504,841)

Purchase of 6,853 and 20,845 shares of treasury
  stock for the nine months ended March 31, 2004
  and 2003, at cost                                             --                 --            (92,516)          (260,468)

Commitment to release 2,856 and 8,568
  management recognition plan shares
  for the three and nine months
  ended March 31, 2003                                          --             47,658                 --            142,974

Commitment to release 3,091 and 3,233
  employee stock ownership plan shares for the
  three months ended March 31, 2004 and 2003
  and 9,273 and 9,699 employee stock
  ownership plan shares for the nine months
  ended March 31, 2004 and 2003, at fair value              51,298             43,044            136,983            121,135

Change in fair value on securities available for
  sale, net of tax                                          78,005             (5,311)           (35,996)             8,384
                                                      ------------       ------------       ------------       ------------

Balance, end of period                                $ 17,447,506       $ 17,321,134       $ 17,447,506       $ 17,321,134
                                                      ============       ============       ============       ============

          See accompanying notes to consolidated financial statements.

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                Nine Months Ended
                                                                                     March 31,
                                                                                     ---------
                                                                              2004               2003
                                                                              ----               ----
Cash flows from operating activities
     Net income                                                           $    736,381       $    619,742
     Adjustments to reconcile net income to net cash from
       operating activities
         Depreciation                                                          145,671            155,450
         Provision for loan losses                                              29,183             56,147
         Loss on sale of real estate owned                                       4,379              1,711
         FHLB stock dividends                                                  (46,700)           (49,300)
         Compensation expense for ESOP shares                                  136,983            121,135
         Compensation expense for MRP shares                                        --            142,974
         Change in:
              Accrued interest receivable and other assets                     (60,188)           (23,174)
              Accrued expense and other liabilities                           (251,498)          (162,807)
              Deferred loan fees                                                17,346             23,119
                                                                          ------------       ------------
                  Net cash from operating activities                           711,557            884,997

Cash flows from investing activities
     Proceeds from maturities/calls of securities available for sale         4,000,000          5,500,000
     Proceeds from sales of securities available for sale                    2,000,000                 --
     Purchases of securities available for sale                                     --         (9,499,380)
     Purchases of time deposits in other financial institutions                     --         (2,000,000)
     Maturities of time deposits in other financial institutions                    --          2,000,000
     Net change in loans                                                    (2,028,120)         3,082,310
     Premises and equipment expenditures                                      (446,415)            (7,921)
     Proceeds from sale of real estate owned                                   358,250             74,826
                                                                          ------------       ------------
         Net cash from investing activities                                  3,883,715           (850,165)

Cash flows from financing activities
     Net change in deposits                                                 (5,872,615)        (1,604,562)
     Repayments of long-term FHLB advances                                  (1,697,086)          (383,703)
     Net change in short-term FHLB advances                                         --           (500,000)
     Proceeds from long-term FHLB advances                                   1,000,000         11,000,000
     Cash dividends paid                                                      (681,626)          (504,841)
     Purchase of treasury stock                                                (92,516)          (260,468)
                                                                          ------------       ------------
         Net cash from financing activities                                 (7,343,843)         7,746,426
                                                                          ------------       ------------

Net change in cash and cash equivalents                                     (2,748,571)         7,781,258

Cash and cash equivalents at beginning of period                            12,300,598          5,589,014
                                                                          ------------       ------------

Cash and cash equivalents at end of period                                $  9,552,027       $ 13,370,272
                                                                          ============       ============

Supplemental disclosures of cash flow information
     Cash paid during the period for
         Interest                                                         $  2,622,342       $  3,431,626
         Income taxes                                                          442,000            461,000

Noncash transactions
     Transfer from loans to other real estate owned                       $    296,654       $    147,117

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

These interim consolidated financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of the Corporation at March 31, 2004 and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances, and should be read in conjunction with the consolidated financial statements and notes thereto of the Corporation for the fiscal year ended June 30, 2003, included in the Corporation's 2003 Annual Report on Form 10-KSB for the fiscal year ended June 30, 2003. Reference is made to the accounting policies of the Corporation described in the notes to consolidated financial statements contained in such report. The Corporation has consistently followed these policies in preparing this Form 10-QSB.

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

Use of Estimates: To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and disclosures provided, and actual results could differ. The allowance for loan losses and fair values of financial instruments are particularly subject to change.

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

                                                            Three Months Ended               Nine Months Ended
                                                                 March 31,                       March 31,
                                                                 ---------                       ---------
                                                           2004            2003             2004           2003
                                                           ----            ----             ----           ----
Net income as reported                                $   249,681      $   202,746     $    736,381    $    619,742
Deduct: Stock-based compensation expense
  determined under fair value based method                     --           52,884               --         158,652
                                                      -----------      -----------     ------------    ------------

Pro forma net income                                  $   249,681      $   149,862     $    736,381    $    461,090
                                                      ===========      ===========     ============    ============

Basic earnings per share as reported                  $      0.18      $     0.15      $       0.54    $       0.45
Pro forma basic earnings per share                           0.18            0.11              0.54            0.34

Diluted earnings per share as reported                $      0.18      $     0.15      $       0.54    $       0.45
Pro forma diluted earnings per share                         0.18            0.11              0.54            0.34

NOTE 2 - SECURITIES AVAILABLE FOR SALE

Securities available for sale were as follows.

                                                                         Gross             Gross
                                                        Fair          Unrealized        Unrealized
                                                        Value            Gains            Losses
                                                        -----            -----            ------
March 31, 2004
    U.S. Government agencies                      $   5,462,985      $     34,135     $     (68,335)
                                                  =============      ============     =============

June 30, 2003
    U.S. Government agencies                      $  11,517,255      $     54,132     $     (33,792)
                                                  =============      ============     =============

                                  (Continued)

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 2 - SECURITIES AVAILABLE FOR SALE (Continued)

Contractual maturities of securities available for sale at March 31, 2004 were as follows. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                      Fair
                                                                      Value
                                                                      -----

           Due after one year through five years                 $    2,533,595
           Due after five years through ten years                     2,929,390
                                                                 --------------

                                                                 $    5,462,985
                                                                 ==============

Proceeds from the sale of securities available for sale totaled $2,000,000 during the three and nine months ended March 31, 2004. There was no gain or loss realized on this sale. No securities were sold during the three or nine-month period ended March 31, 2003. No securities were pledged as collateral at March 31, 2004 or June 30, 2003.

NOTE 3 - LOANS

Loans were as follows.

                                                     March 31,           June 30,
                                                       2004                2003
                                                       ----                ----
           Mortgage loans:
                1-4 family residential            $  91,322,767       $  89,930,505
                Multi-family residential              1,501,991           1,656,877
                Commercial real estate               11,982,568          10,306,608
                Real estate construction and
                  development                         3,041,878           4,039,165
                Land                                  1,923,968           1,812,733
                                                  -------------       -------------
                    Total mortgage loans            109,773,172         107,745,888
           Consumer loans                             4,174,250           4,636,034
           Commercial loans                           4,105,784           4,006,001
                                                  -------------       -------------
                    Total loans                     118,053,206         116,387,923
           Less:
                Allowance for loan losses              (729,000)           (766,000)
                Deferred loan fees                     (379,428)           (362,082)
                                                  -------------       -------------

                                                  $ 116,944,778       $ 115,259,841
                                                  =============       =============

                                  (Continued)

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 3 - LOANS (Continued)

Activity in the allowance for loan losses is summarized as follows.

                                                     Three Months Ended             Nine Months Ended
                                                          March 31,                     March 31,
                                                          ---------                     ---------
                                                   2004             2003           2004          2003
                                                   ----             ----           ----          ----
        Balance at beginning of period          $    757,900   $    740,000   $    766,000    $    708,000
        Provision for losses                           5,198         15,310         29,183          56,147
        Charge-offs                                  (34,353)        (1,873)       (66,877)        (10,951)
        Recoveries                                       255          4,563            694           4,804
                                                ------------   ------------   ------------    ------------

        Balance at end of period                $    729,000   $    758,000   $    729,000    $    758,000
                                                ============   ============   ============    ============

Nonperforming loans were as follows.

                                                           March 31,       June 30,
                                                             2004            2003
                                                             ----            ----
        Loans past due over 90 days still on accrual      $1,131,000      $  398,000
        Nonaccrual loans                                     786,000       1,604,000

Nonperforming loans include smaller balance homogeneous loans, such as residential mortgage and consumer loans that are collectively evaluated for impairment. As of March 31, 2004 and June 30, 2003 and for the three months and nine months ended March 31, 2004 and 2003, impaired loans were not material.

                                  (Continued)

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 4 - BORROWED FUNDS

At March 31, 2004 and June 30, 2003, the Association had a cash management line of credit enabling it to borrow up to $8,000,000 from the Federal Home Loan Bank of Cincinnati ("FHLB"). All cash management advances have an original maturity of 90 days. The line of credit must be renewed on an annual basis. There were no outstanding borrowings on this line of credit at March 31, 2004 and June 30, 2003.

As a member of the FHLB system, the Association has the ability to obtain borrowings up to a maximum total of $67,604,000 including the cash management line of credit. Advances from the Federal Home Loan Bank were as follows.

                                                                            March 31,          June 30,
                                                                              2004               2003
                                                                              ----               ----
         6.13% FHLB fixed-rate advance, due June 25, 2008              $     7,000,000    $      7,000,000
         6.00% FHLB convertible advance, fixed-rate until
           June 2004, due June 11, 2009                                      5,000,000           5,000,000
         6.27% FHLB convertible advance, fixed-rate until
           September 2006, due September 8, 2010                             5,000,000           5,000,000
         5.30% select pay mortgage-matched advance, final
           maturity May 1, 2011                                              1,244,274           1,349,272
         5.35% select pay mortgage-matched advance, final
           maturity July 1, 2011                                             2,537,362           3,050,211
         3.92% select pay mortgage-matched advance, final
           maturity November 1, 2012                                           843,759             951,791
         3.55% select pay mortgage-matched advance, final
           maturity March 1, 2013                                              915,184             979,077
         4.09% select pay mortgage-matched advance, final
           maturity November 1, 2017                                           840,406             971,474
         3.31% select pay mortgage-matched advance, final
           maturity April 1, 2019                                            1,000,000                  --
         4.72% select pay mortgage-matched advance, final
           maturity November 1, 2022                                         2,731,986           2,946,610
         4.38% select pay mortgage-matched advance, final
           maturity December 1, 2022                                           911,814             984,185
         3.92% select pay mortgage-matched advance, final
           maturity December 1, 2022                                           861,999             983,358
         3.64% select pay mortgage-matched advance, final
           maturity March 1, 2023                                            2,606,484           2,974,376
                                                                       ---------------    ----------------

                                                                       $    31,493,268    $     32,190,354
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

                                   (Continued)

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 4 - BORROWED FUNDS (Continued)

Maturities of FHLB advances for the next five years and thereafter were as follows.

                  Year ended March 31,
                           2005                          $    1,919,139
                           2006                               1,874,147
                           2007                               1,673,807
                           2008                               1,497,126
                           2009                               8,340,978
                        Thereafter                           16,188,071
                                                         --------------

                                                         $   31,493,268
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

Some financial instruments, such as loan commitments, credit lines, letters of credit and overdraft protection, are issued to meet customer financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance-sheet risk of credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of the commitment.

The contractual amount of financial instruments with off-balance-sheet risk was as follows.

                                                             March 31,                    June 30,
                                                               2004                         2003
                                                               ----                         ----
                                                         Fixed       Variable        Fixed       Variable
                                                         Rate          Rate          Rate          Rate
                                                         ----          ----          ----          ----
         Residential real estate                    $    97,000   $ 1,157,000    $ 2,867,000   $   151,000
         Interest rates                               5.63-6.13%    5.00-6.25%    5.00-6.00%     5.25-6.00%

Commitments to make loans are generally made for a period of 30 days or less. The maximum maturity for fixed-rate loan commitments was 20 years.

The Corporation also had unused commercial and home equity lines of credit approximating $4,626,000 and $3,461,000 at March 31, 2004 and June 30, 2003.

At March 31, 2004 and June 30, 2003, the Corporation was required to have $4,283,000 and $2,526,000 on deposit with its correspondent banks as a compensating clearing requirement.

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

NOTE 6 - EARNINGS PER SHARE

The factors used in the earnings per share computation follow.

                                                             Three Months Ended                   Nine Months Ended
                                                             ------------------                   -----------------
                                                                  March 31,                           March 31,
                                                                  ---------                           ---------
                                                            2004              2003              2004              2003
                                                            ----              ----              ----              ----
      Basic Earnings Per Common Share

            Net income                                  $   249,681       $   202,746       $   736,381       $   619,742
                                                        ===========       ===========       ===========       ===========

            Weighted average common shares
              outstanding                                 1,432,648         1,443,302         1,435,962         1,451,562
            Less:  Average unallocated ESOP shares          (66,603)          (79,179)          (69,694)          (82,413)
            Less:  Average unearned MRP shares                   --            (3,332)               --            (6,188)
                                                        -----------       -----------       -----------       -----------
            Weighted average common shares
              outstanding for basic earnings
              per common share                            1,366,045         1,360,791         1,366,268         1,362,961
                                                        ===========       ===========       ===========       ===========

            Basic earnings per common share             $      0.18       $      0.15       $      0.54       $      0.45
                                                        ===========       ===========       ===========       ===========

      Diluted Earnings Per Common Share

            Net income                                  $   249,681       $   202,746       $   736,381       $   619,742
                                                        ===========       ===========       ===========       ===========

            Weighted average common shares
              outstanding for basic earnings
              per common share                            1,366,045         1,360,791         1,366,268         1,362,961
            Add:  Dilutive effects of average
              unearned MRP shares                                --                --                --                --
            Add:  Dilutive effects of assumed
               exercises of stock options                     3,972                --                --                --
                                                        -----------       -----------       -----------       -----------
            Weighted average common shares
               and dilutive potential common
              shares outstanding                          1,370,017         1,360,791         1,366,268         1,362,961
                                                        ===========       ===========       ===========       ===========

            Diluted earnings per common share           $      0.18       $      0.15       $      0.54       $      0.45
                                                        ===========       ===========       ===========       ===========

                                   (Continued)

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 6 - EARNINGS PER SHARE (Continued)

Stock options granted did not have a dilutive effect on earnings per share for the three months ended March 31, 2003 and the nine months ended March 31, 2003, and 2004, as the exercise price of outstanding options was greater than the average market price for the period. 1,245 of the outstanding stock options were antidilutive for the three months ended March 31, 2004 as the exercise price of those options was greater than the average market price for the period. As of March 31, 2004 and 2003, there were 140,824 options outstanding. Unearned MRP shares did not have a dilutive effect for the three and nine months ended March 31, 2004 as all MRP shares outstanding fully vested on May 22, 2003. Unearned MRP shares did not have a dilutive effect for the three and nine months ended March 31, 2003 as the fair value of the MRP shares on the date of grant was greater than the average market price for the period.

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Item 2. Management's Discussion and Analysis

Introduction

In the following pages, management presents an analysis of the consolidated financial condition of the Corporation as of March 31, 2004, compared to June 30, 2003, and results of operations for the three and nine months ended March 31, 2004, compared with the same periods in 2003. This discussion is designed to provide a more comprehensive review of operating results and financial position than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the interim financial statements and related footnotes included herein.

Forward-Looking Statements

When used in this filing or future filings by the Corporation with the Securities and Exchange Commission, or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "believe" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Corporation wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions, changes in levels of market interest rates, credit risks of lending activities and competitive and regulatory factors, could affect the Corporation's financial performance and could cause the Corporation's actual results for future periods to differ materially from those anticipated or projected.

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

Financial Condition

Total assets at March 31, 2004 were $136.8 million compared to $143.6 million at June 30, 2003, a decrease of $6.8 million. The decrease in total assets was primarily due to a decrease in cash and cash equivalents and securities resulting from a decrease in deposits and an increase in loans.

While the current interest rate environment remains at the lowest levels in many years, Management continues to focus on interest rate spread. Loan demand has been moderate as the high volume of low interest rate driven activity has subsided. On the deposit side, consumers have continued to place deposits into liquid funds, i.e. passbook and money market accounts, in lieu of certificates of deposit due to the low rate environment. As the economy begins to recover and interest rates rise, Management anticipates that deposits will flow into certificates of deposit. Management also anticipates that an increase in rates will act as a buffer on refinance activity thus shifting the attitude of the borrower to seek loans for construction, home improvement, or the purchase of a new home.

                                   (Continued)

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

The securities portfolio, which is classified as available for sale, decreased $6.0 million, from $11.5 million at June 30, 2003 to $5.5 million at March 31, 2004. During this period the Corporation had $4.0 million in securities called prior to maturity by the issuing agency. The Corporation also sold a $2.0 million security at par value. Cash and cash equivalents also decreased $2.7 million from $12.3 million at June 30, 2003 to $9.6 million at March 31, 2004. These funds were used to offset the decrease in deposits and fund the increase in loans.

Loans increased $1.6 million from $115.3 million at June 30, 2003 to $116.9 million at March 31, 2004. The increase in loans was primarily in one- to four-family residential loans, which increased $1.4 million from $89.9 million at June 30, 2003 to $91.3 million at March 31, 2004 and commercial real estate loans which increased $1.7 million from $10.3 million to $12.0 million during the same period. The increases were reflective of a high volume of refinance activity that often included the request by the borrower for additional funds, plus the addition of a $1.3 million non-residential loan. Real estate construction and development loans decreased $1.0 million from $4.0 million at June 30, 2003 to $3.0 million at March 31, 2004. The decrease was primarily due to cyclical declines in construction lending. Non-mortgage loans comprised of consumer and commercial loans represented a small portion of the entire loan portfolio with 7.0% and 7.4% at March 31, 2004 and June 30, 2003, respectively. All other loan categories had nominal changes.

Premises and equipment increased $301,000 from $1,832,000 at June 30, 2003 to $2,133,000 at March 31, 2004. This increase resulted from the purchase of the previously leased office building at the Corporation's Jackson Center branch for $387,000. Offsetting this increase, in part was the normal depreciation of existing assets.

Total deposits decreased $5.9 million from $93.5 million at June 30, 2003 to $87.6 million at March 31, 2004 due to decreases in certificates of deposit and money market accounts, partially offset by increases in savings and NOW accounts. Certificates of deposit decreased $7.0 million resulting from matured certificates, which were not renewed due to the low interest rate environment. This prompted a partial shift of funds to more liquid savings and NOW accounts, which increased $1,239,000 and $213,000, respectively from June 30, 2003 to March 31, 2004. The overall decrease in deposits occurred as customers searched for higher returns on their deposits or elected to spend rather than save. Noninterest-bearing demand and money market accounts also decreased$231,000 and $349,000, respectively since June 30, 2003.

Borrowed funds decreased $697,000 from $32,190,000 at June 30, 2003 to $31,493,000 at March 31, 2004. This decrease was the result of scheduled repayments of the long-term advances which offset the addition of a $1.0 million select pay mortgage-matched advance.

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

                                   (Continued)

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

income is dependent on the interest rate environment and volume and composition of interest-earning assets and interest-bearing liabilities. Net income is also affected by provisions for loan losses, service charges, gains on the sale of assets and other income, noninterest expense and income taxes.

Three Months Ended March 31, 2004 Compared to the Three Months Ended March 31, 2003

Net Income. The Corporation earned net income of $250,000 for the three months ended March 31, 2004 compared to $203,000 for the three months ended March 31, 2003. The increase of $47,000, or 23.2%, in net income was primarily due to an increase in net interest income coupled with a decrease in the provision for loan losses and noninterest expense partially offset by a decrease in noninterest income and an increase in income tax expense.

Net Interest Income. Net interest income totaled $1,153,000 for the three months ended March 31, 2004 compared to $1,089,000 for the three months ended March 31, 2003, representing an increase of $64,000, or 5.9%. The increase was the result of a larger decrease in interest expense on deposits compared to the decline in interest income on loans and other sources of interest income.

Interest and fees on loans decreased $202,000, or 9.7% from $2,091,000 for the three months ended March 31, 2003 to $1,889,000 for the three months ended March 31, 2004. The decrease in interest income was due primarily to a lower average yield earned on loans due to the lower interest rate environment coupled with a decrease in the average balance. The yield on loans declined from 7.07% for the three months ended March 31, 2003 to 6.42% for the three months ended March 31, 2004.

Interest on securities increased $8,000 due to a higher average balance for the current three-month period partially offset by a lower average interest rate.

Interest paid on deposits decreased $278,000, or 41.0% from $676,000 for the three months ended March 31, 2003 to $398,000 for the three months ended March 31, 2004. The decrease resulted from a lower average interest rate coupled with a lower average balance of deposits. The average cost of deposits declined from 2.99% for the three months ended March 31, 2003 to 1.85% for the three months ended March 31, 2004.

Interest paid on borrowed funds totaled $415,000 for the three months ended March 31, 2004 compared to $412,000 for the three months ended March 31, 2003. The increase in interest expense on borrowed funds resulted from an increase in the average balance of borrowed funds offset slightly by a decrease in the average rate paid for borrowings.

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

                                   (Continued)

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

The provision for loan losses for the three months ended March 31, 2004 totaled $5,000 compared to $15,000 for the three months ended March 31, 2003. The decrease of $10,000 in the provision for losses was due to a decrease in the total outstanding balance of loans during the current three-month period compared to the same period a year ago. The allowance for loan losses totaled $729,000, or 0.62% of gross loans receivable net of deferred loan origination fees and 38.0% of total nonperforming loans at March 31, 2004, compared with $766,000, or 0.66% of gross loans receivable, net of deferred loan origination fees and 38.3% of total nonperforming loans at June 30, 2003. The Corporation experienced $34,000 in charge offs during the current period primarily related to one- to four-family residential loans. However, despite the recent charge offs the Corporation's charge-off history remains very modest and is the product of a variety of factors, including the Corporation's underwriting guidelines, which generally require a loan-to-value or projected completed value ratio of 80% for purchase or construction of one- to four-family residential properties and 75% for commercial real estate and land loans, established income information and defined ratios of debt to income.

Noninterest income. Noninterest income includes service fees, other miscellaneous income and the net gain or loss on the sale of real estate owned and decreased $9,000 from $30,000 for the three months ended March 31, 2003 to $21,000 for the three months ended March 31, 2004. An increase of $10,000 in net losses on the sale of real estate owned offset an increase of $2,000 in service fees and other income.

Noninterest expense. Noninterest expense totaled $773,000 for the three months ended March 31, 2004 compared to $781,000 for the three months ended March 31, 2003, a decrease of $8,000. The decrease was primarily the result of a decrease in compensation and benefits due to the Management Recognition Plan, ("MRP"). All shares granted and currently outstanding under the MRP became fully vested in May 2003. This provided a decrease of $48,000 in compensation and benefits expense for the current three months ended March 31, 2004. This decrease was partially offset by normal increases in compensation plus the impact of the Corporation's increased stock price on the ESOP plan. Also affecting the increase in compensation was a $11,000 decrease in the amount of compensation expense that was deferred for loan origination costs during the current quarter as compared to the same period a year ago.

Income Tax Expense. Income tax expense totaled $147,000 for the three months ended March 31, 2004 compared to $120,000 for the three months ended March 31, 2003, representing an increase of $27,000. The increase in income tax expense is reflective of the increase in net income before income taxes for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. The effective tax rate was 37.1% for the three months ended March 31, 2004 and 2003.

Nine Months Ended March 31, 2004 Compared to the Nine Months Ended March 31,
2003

Net Income. The Corporation earned net income of $736,000 for the nine months ended March 31, 2004 compared to $620,000 for the nine months ended March 31, 2003. The increase in net income was primarily due to an increase in net interest income coupled with a decrease in the provision for loan losses and noninterest expense partially offset by an increase in income taxes.

Net Interest Income. Net interest income totaled $3,376,000 for the nine months ended March 31, 2004 compared to $3,282,000 for the nine months ended March 31, 2003. The increase of $94,000, or 2.9%, was the result of a larger decrease in interest expense on deposits compared to the decline in interest income on loans and other sources of interest income with the exception of interest income on securities which increased.

                                   (Continued)

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Interest and fees on loans decreased $713,000, or 11.1% from $6,433,000 for the nine months ended March 31, 2003 to $5,720,000 for the nine months ended March 31, 2004. The decrease in interest income was due primarily to a lower average yield earned on loans due to the lower interest rate environment as well as a decrease in the average balance of loans. The average yield on loans declined from 7.17% for the nine months ended March 31, 2003 to 6.53% for the nine months ended March 31, 2004.

Dividends on FHLB Stock and interest on demand, and overnight deposits totaled $76,000 for the nine months ended March 31, 2004 compared to $97,000 for the nine months ended March 31, 2003. The decrease of $21,000 resulted from a decline in the average dividend and interest rates partially offset by an increase in the average balances for the current nine month period. Interest on securities increased $56,000 from $133,000 for the nine months ended March 31, 2003 to $189,000 for the nine months ended March 31, 2004. The increase resulted from a higher average balance that offset a decrease in the average rate during the current period.

Interest paid on deposits decreased $909,000, or 40.3% from $2,257,000 for the nine months ended March 31, 2003 to $1,348,000 for the nine months ended March 31, 2004. The decrease resulted from a lower average interest rate combined with a lower average balance of deposits. The average cost of deposits declined from 3.26% for the nine months ended March 31, 2003 to 2.01% for the nine months ended March 31, 2004.

Interest paid on borrowed funds totaled $1,261,000 for the nine months ended March 31, 2004 compared to $1,125,000 for the nine months ended March 31, 2003. The increase in interest expense on borrowed funds resulted from an increase in the average balance of borrowings partially offset by a decrease in the average rate paid for borrowings.

Provision for Loan Losses. The provision for loan losses for the nine months ended March 31, 2004 totaled $29,000 compared to $56,000 for the nine months ended March 31, 2003. The decrease in the provision for loan losses was the result of a decrease in the total loan portfolio coupled with a decrease in nonaccrual loans during the current nine month period. The decrease in nonaccrual loans is the result of Management's ongoing efforts to resolve problem loans.

Noninterest income. Noninterest income includes service fees, other miscellaneous income and net gains and losses on the sale of real estate owned and totaled $96,000 for the nine months ended March 31, 2004 and $99,000 for the nine months ended March 31, 2003.

Noninterest expense. Noninterest expense totaled $2,273,000 for the nine months ended March 31, 2004 compared to $2,339,000 for the nine months ended March 31, 2003, a decrease of $66,000. The change was primarily the result of a decrease in compensation and benefits as it relates to the MRP. This provided a decrease of $143,000 in compensation and benefits expense for the current nine months ended March 31, 2004. This decrease was partially offset by normal increases in compensation plus the impact of the Corporation's increased stock price on the ESOP plan. Occupancy and equipment expense also decreased $25,000 from $330,000 for the nine months ended March 31, 2003 to $305,000 for the nine months ended March 31, 2004. The decrease is primarily related to the benefits associated with owning the Jackson Center branch office building as opposed to leasing.

Income Tax Expense. Income tax expense totaled $434,000 for the nine months ended March 31, 2004 compared to $366,000 for the nine months ended March 31, 2003, representing an increase of $68,000. The increase in income tax expense is reflective of the increase in net income before income taxes for the nine months ended March 31, 2004 as compared to the nine months ended March 31, 2003. The effective tax rate was 37.1% for the nine months ended March 31, 2004 and 2003.

                                   (Continued)

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Liquidity and Capital Resources

The Corporation's liquidity, primarily represented by cash and cash equivalents, is a result of operating, investing and financing activities. These activities are summarized below for the nine months ended March 31, 2004 and 2003.

                                                                                              Nine Months
                                                                                            Ended March 31,
                                                                                            ---------------
                                                                                           2004            2003
                                                                                           ----            ----
                                                                                         (Dollars in thousands)
Net income                                                                            $        736     $        620
Adjustments to reconcile net income to net cash from
  operating activities                                                                         (25)             265
                                                                                      ------------     ------------
Net cash from operating activities                                                             711              885
Net cash from investing activities                                                           3,884             (850)
Net cash from financing activities                                                          (7,344)           7,746
                                                                                      ------------     ------------
Net change in cash and cash equivalents                                                     (2,749)           7,781
Cash and cash equivalents at beginning of period                                            12,301            5,589
                                                                                      ------------     ------------

Cash and cash equivalents at end of period                                            $      9,552     $     13,370
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

The Corporation also has the ability to borrow from the FHLB up to a maximum total of $67.6 million including the cash management line of credit. See Note 4 of the Notes to Consolidated Financial Statements for a detail of the Corporation's borrowings from the FHLB at March 31, 2004.

At March 31, 2004, the Corporation had commitments to originate fixed-rate residential real estate loans totaling $97,000 and variable-rate residential real estate loans totaling $1,157,000. Loan commitments are generally for 30 days. See Note 5 of the Notes to Consolidated Financial Statements for a detail of the Corporation's loan commitments at March 31, 2004. The Office of Thrift Supervision regulations require the Corporation's insured subsidiary to maintain a safe and sound level of liquid assets. The Corporation considers its liquidity and capital reserves sufficient to meet its outstanding short and long-term needs, and believes it is in compliance with regulatory requirements.

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

                                   (Continued)

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

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

At March 31, 2004 and June 30, 2003, management believes the Association complies with all regulatory capital requirements. Based on the Association's computed regulatory capital ratios, the Association is considered well capitalized under the Federal Deposit Insurance Act at March 31, 2004 and June 30, 2003. No conditions or events have occurred subsequent to the last notification by regulators that management believes would have changed the Association's category.

At March 31, 2004 and June 30, 2003, the Association's actual capital levels, minimum required levels and levels to be considered "well capitalized" were as follows.

                                                                                                 To Be
                                                                                           Well Capitalized
                                                                 For Capital            Under Prompt Corrective
                                         Actual               Adequacy Purposes           Action Regulations
                                         ------               -----------------           ------------------
                                  Amount         Ratio      Amount         Ratio         Amount          Ratio
                                  ------         -----      ------         -----         ------          -----
                                                           (Dollars in Thousands)
                                                           ----------------------
March 31, 2004
Total capital (to risk-
  weighted assets)             $  17,267         20.4%    $  6,767          8.0%     $    8,459          10.0%
Tier 1 (core) capital (to
  risk-weighted assets)           16,549         19.6        3,384          4.0           5,075           6.0
Tier 1 (core) capital (to
  adjusted total assets)          16,549         12.1        5,473          4.0           6,842           5.0
Tangible capital (to
  adjusted total assets)          16,549         12.1        2,053          1.5             N/A

June 30, 2003
Total capital (to risk-
  weighted assets)             $  16,372         18.8%    $  6,981          8.0%     $    8,727          10.0%
Tier 1 (core) capital (to
  risk-weighted assets)           15,617         17.9        3,491          4.0           5,236           6.0
Tier 1 (core) capital (to
  adjusted total assets)          15,617         10.9        5,742          4.0           7,178           5.0
Tangible capital (to
  adjusted total assets)          15,617         10.9        2,153          1.5             N/A

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                             CONTROLS AND PROCEDURES

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

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which, in the aggregate, involved amounts which are believed to be immaterial to the consolidated financial condition and operations of the Company.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchase of Equity Securities

      None.

Item 3. Defaults Upon Senior Securities

      Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

      None

Item 5. Other Information

      On March 25, 2004 the Board of Directors adopted and approved a Nominating Committee ("Committee") charter, requiring Committee members to be "independent" and named three "independent" Board members to the Committee for a term of one year. This Board action was consistent with NASDAQ Stock Market Rule 4350(c)(4)(b) requirements that a formal written charter exist to address the nominations process and related matters and that director nominees be selected by a nominations committee comprised solely of independent directors. The charter outlined the purpose of the Committee, which is identifying qualified individuals to serve on the Board, overseeing the evaluation of the Board and management and recommending the directors to serve on the various committees of the Board.

Item 6. Exhibits and Reports on Form 8-K

      (a) Form 8-K was furnished on January 16, 2004. Under Item 5, Other Events, the Corporation reported the issuance of a press release to announce the quarterly and year to date earnings for the period ending December 31, 2003 and declare a regular dividend.

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the small business issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 17, 2004                        /s/ Douglas Stewart
                                          --------------------------------------
                                          Douglas Stewart
                                          President and Chief Executive Officer


Date: May 17, 2004                        /s/ Debra Geuy
                                          --------------------------------------
                                          Debra Geuy
                                          Chief Financial Officer

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

     11            Statement Regarding Computation of      See Note 6 to the consolidated financial statements.
                   Earnings per Share

     31.1          Certification of Principal Executive
                   Officer Pursuant to Section 302 of
                   the Sarbanes-Oxley Act of 2002

     31.2          Certification of Principal Financial
                   Officer Pursuant to Section 302 of
                   the Sarbanes-Oxley Act of 2002

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                                INDEX TO EXHIBITS

     EXHIBIT
     NUMBER        DESCRIPTION
     ------        -----------

     32            Certifications of the Chief Executive
                   Officer and the Chief Financial
                   Officer Pursuant to Section 906 of
                   the Sarbanes-Oxley Act of 2002

     99.1          Nominating Committee Charter