Form 10KSB
period 2004-06-30
PEOPLES SIDNEY FINANCIAL CORP
filed 2004-09-28
CIK 1031340

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark one)

      |X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended June 30, 2004

      |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _______________ to _______________

                           Commission File No. 0-22223

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                      ------------------------------------
                 (Name of small business issuer in its charter)

                  Delaware                                 31-1499862
       -------------------------------                ----------------------
       (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                 Identification Number)

     101 East Court Street, Sidney, Ohio                       45365
  ----------------------------------------                   ----------
  (Address of principal executive offices)                   (Zip Code)

                    Issuer's telephone number: (937) 492-6129
                                               --------------

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

Issuer's revenues for the fiscal year ended June 30, 2004 were: $8,046,070.

At August 31, 2004, there were issued and outstanding 1,432,648 of the Registrant's Common Shares.

The aggregate market value of the voting and non-voting common stock held by non-affiliates as of August 31, 2004, was $23,553,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Parts II and IV of Form 10-KSB - Portions of the Annual Report to Stockholders for the fiscal year ended June 30, 2004.

Part III of Form 10-KSB - Portions of Proxy Statement for 2004 Annual Meeting of Stockholders.

Transitional Small Business Disclosure Form (check one):
Yes |_|                   No |X|

--------------------------------------------------------------------------------

                                      INDEX
                                   FORM 10-KSB

                                                                                            Page(s)
                                                                                            -------
PART I
------

      Item 1.  Description of Business                                                         3-37

      Item 2.  Description of Property                                                           38

      Item 3.  Legal Proceedings                                                                 38

      Item 4.  Submission of Matters to a Vote of Security Holders                               38

PART II
-------

      Item 5.  Market for Registrant's Common Equity, Related Shareholder Matters
                 and Small Business Issuer Purchases of Equity Securities                        39

      Item 6.  Management's Discussion and Analysis or Plan of Operation                         39

      Item 7.  Financial Statements                                                              39

      Item 8.  Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                                               39

      Item 8A. Controls and Procedures                                                           39

      Item 8B. Other Information                                                                 39

PART III
--------

      Item 9.  Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act                                 40

      Item 10. Executive Compensation                                                            40

      Item 11. Security Ownership of Certain Beneficial Owners and Management
               and Related Stockholder Matters                                                   40

      Item 12. Certain Relationships and Related Transactions                                    41

      Item 13. Exhibits and Reports on Form 8-K                                                  42

      Item 14. Principal Accountant Fees and Services                                            43

Signatures                                                                                       44

Exhibits                                                                                         45

--------------------------------------------------------------------------------

                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS

General
-------

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

Forward-Looking Statements
--------------------------

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

Lending Activities
------------------

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

                                                                               June 30,
                                                                 --------------------------------------
                                                                 2004                              2003
                                                           Amount      Percent              Amount      Percent
                                                           ------      -------              ------      -------
                                                                       (Dollars in thousands)
Real estate loans
-----------------
    One- to four-family                              $     89,975        77.05%       $     89,930        77.27%
    Construction and development                            3,056         2.62               4,039         3.47
    Commercial                                             11,848        10.14              10,307         8.86
    Multi-family                                            1,331         1.14               1,657         1.42
    Land                                                    1,695         1.45               1,813         1.56
                                                     ------------       ------        ------------       ------
         Total real estate loans                          107,905        92.40             107,746        92.58
                                                     ------------       ------        ------------       ------

Other loans
    Consumer
       Automobile                                           3,179         2.72               3,311         2.84
       Deposit account                                        194         0.17                 300         0.26
       Other                                                  838         0.72               1,025         0.88
                                                     ------------       ------        ------------       ------
         Total consumer loans                               4,211         3.61               4,636         3.98
                                                     ------------       ------        ------------       ------

    Commercial business loans                               4,662         3.99               4,006         3.44
                                                     ------------       ------        ------------       ------
          Total loans                                     116,778       100.00%            116,388       100.00%
                                                     ------------       ======        ------------       ======
Less:
    Deferred loan fees                                       (373)                            (362)
    Allowance for loan losses                                (753)                            (766)
                                                     ------------                     ------------

          Total loans, net                           $    115,652                     $    115,260
                                                     ============                     ============

--------------------------------------------------------------------------------

      The following table shows the composition of the Corporation's loan portfolios by fixed- and adjustable-rate at the dates indicated.

                                                                              June 30,
                                                                 ------------------------------------
                                                                 2004                            2003
                                                           Amount       Percent             Amount      Percent
                                                           ------       -------             ------      -------
                                                                          (Dollars in thousands)
Fixed-rate loans:
    Real estate
       One- to four-family                           $     54,975        47.08%       $     49,500        42.53%
       Construction and development                         1,673         1.43               2,082         1.79
       Commercial                                           1,388         1.19               1,541         1.33
       Multi-family                                            --           --                  --           --
       Land                                                   905         0.77                 689         0.59
                                                     ------------       ------        ------------       ------
         Total real estate loans                           58,941        50.47              53,812        46.24
    Consumer loans                                          4,211         3.61               4,636         3.98
    Commercial business loans                               2,379         2.04               2,119         1.82
                                                     ------------       ------        ------------       ------
         Total fixed-rate loans                            65,531        56.12              60,567        52.04
                                                     ------------       ------        ------------       ------

Adjustable-rate loans:
    Real estate
       One- to four-family                                 35,000        29.97%             40,430        34.74
       Construction and development                         1,383         1.19               1,957         1.68
       Commercial                                          10,460         8.95               8,766         7.53
       Multi-family                                         1,331         1.14               1,657         1.42
       Land                                                   790         0.68               1,124         0.97
                                                     ------------       ------        ------------       ------
         Total real estate loans                           48,964        41.93              53,934        46.34
    Consumer loans                                             --           --                  --           --
    Commercial business loans                               2,283         1.95               1,887         1.62
                                                     ------------       ------        ------------       ------
         Total adjustable rate loans                       51,247        43.88              55,856        47.96
                                                     ------------       ------        ------------       ------

    Total loans                                           116,778       100.00%            116,388       100.00%
                                                     ------------       ======        ------------       ======

Less:
    Deferred loan fees                                       (373)                            (362)
    Allowance for loan losses                                (753)                            (766)
                                                     ------------                     ------------

         Total loans, net                            $    115,652                     $    115,260
                                                     ============                     ============

--------------------------------------------------------------------------------

      The following schedule presents the contracted maturities of the Corporation's loan portfolio at June 30, 2004. The schedule does not reflect the effects of possible prepayments or enforcement of the due-on-sale clauses. The amortizing loans, such as one- to four-family and installment loans, the entire current principal balance as show as being due at maturity.

                                           Real Estate
                              -------------------------------------
                                One- to Four-
                                 Family and         Multi-family,
                              Construction and       Commercial                               Commercial
                                 Development          and Land            Consumer              Business               Total
                              ----------------    -----------------    ----------------     ----------------    ------------------

                                       Weighted            Weighted            Weighted             Weighted              Weighted
                                        Average            Average              Average              Average               Average
                              Amount     Rate     Amount     Rate      Amount     Rate      Amount     Rate     Amount      Rate
                              ------     ----     ------     ----      ------     ----      ------     ----     ------      ----
                                                                    (Dollars in thousands)
1 year or less*              $     8     9.47%    $    38    7.54%     $  638     6.29%        501     6.13%   $  1,185     6.29%
Over 1 year - 3 years            169     6.68         909    6.06       1,385     7.69       2,003     6.20       4,466     6.65
Over 3 years - 5 years           731     6.75         749    5.05       1,899     6.72       1,719     6.05       5,098     6.25
Over 5 years - 10 years        6,098     6.17         831    5.59         213     5.90         439     6.05       7,581     6.09
Over 10 years - 20 years      53,188     6.13       8,820    5.91          76     8.42          --       --      62,084     6.10
Over 20 years                 32,837     6.31       3,527    5.75          --       --          --       --      36,363     6.26
                             -------     ----     -------    ----      ------     ----      ------     ----    --------     ----

    Total                    $93,031     6.20%    $14,874    5.83%     $4,211     6.96%     $4,662     6.13%   $116,778     6.18%
                             =======     ====     =======    ====      ======     ====      ======     ====    ========     ====

*Include demand loans, loans having no stated maturity and overdraft loans.

The total amount of loans due after June 30, 2005 that have predetermined interest rates is $64,709, while the total amount of loans due after such dates which have floating or adjustable interest rates is $50,884.

--------------------------------------------------------------------------------

      Under federal law, the aggregate amount of loans that the Association is permitted to make to any one borrower is generally limited to 15% of unimpaired capital and surplus (25% if the security for such loan has a "readily ascertainable" value or 30% for certain residential development loans). At June 30, 2004, based on the above limitation, the Association's regulatory loan-to-one borrower limit was approximately $2.23 million. On the same date, the Association had no borrowers with outstanding balances in excess of this amount. As of June 30, 2004, the largest dollar amount of indebtedness of one borrower or group of related borrowers was $1,790,989, secured by multiple one- to four-family real estate properties, commercial real estate and land. The next largest loan to one borrower or group of related borrowers had an outstanding balance of $1,134,656 at June 30, 2004 and is secured by multiple one-to four-family real estate properties. As of June 30, 2004, such loans were performing in accordance with their terms.

      Loan applications are accepted by salaried loan officers at the Association's offices. Loan applications are presented for approval to the Executive Committee of the Board of Directors or to the full Board of Directors, depending on loan amount. All loans of $100,000 or more are subject to review by the full Board of Directors. Decisions on loan applications are made on the basis of detailed applications and property valuations (consistent with the Association's written appraisal policy), by qualified independent appraisers (unless the Association's exposure will be $75,000 or less). The loan applications are designed primarily to determine the borrower's ability to repay and include length of employment, past credit history and the amount of current indebtedness. Significant items on the application are verified through use of credit reports, financial statements, tax returns and/or confirmations. The Association is an equal opportunity lender.

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

One- to Four-Family Residential Real Estate Lending

      The cornerstone of the Association's lending program has long been the origination of long-term permanent loans secured by mortgages on owner-occupied one- to four-family residences. At June 30, 2004, $90.0 million, or 77.05% of the Association's loan portfolio, consisted of permanent loans on one- to four-family residences. At that date, the average outstanding residential loan balance was $70,128 and the largest outstanding residential loan had a principal balance of $901,538. Virtually all of the residential loans originated by the Association are secured by properties located in the Association's market area.

      The Association originates fixed-rate residential loans in amounts and at rates that are monitored for compliance with the Association's asset/liability management policy. Currently, the Association originates fixed-rate loans with maturities of up to 20 years for retention in its own portfolio. Limiting the contractual term to 20 years, as opposed to the more traditional 30 year period, allows for accelerated principal repayment and equity build up for the borrower. Currently, all such loans are made on owner-occupied properties. All fixed-rate loans originated by the Association are retained and serviced by it. At June 30, 2004, the Association had $55.0 million of fixed-rate permanent one-to four-family residential loans, constituting 47.08% of the Association's loan portfolio at such date.

--------------------------------------------------------------------------------

      The Association has offered adjustable rate mortgage ("ARM") loans at rates, terms and points determined in accordance with market and competitive factors. The Association's current one- to four-family residential ARMs are fully amortizing loans with contractual maturities of up to 30 years. Applicants are qualified using a fully indexed rate, and no ARMs allow for negative amortization. The interest rates on the ARMs originated by the Association are generally subject to adjustment at one, three, and five-year intervals based on a margin over the analogous Treasury Securities Constant Maturity Index. Decreases or increases in the interest rate of the Association's ARMs are generally limited to 6% above or below the initial interest rate over the life of the loan, and up to 2% per adjustment period. The Association's ARMs are not convertible into fixed-rate loans, and do not contain prepayment penalties. ARM loans may be assumed on a case-by-case basis with the Association's consent. At June 30, 2004, the total balance of one- to four-family ARMs was $35.0 million, or 29.97% of the Corporation's loan portfolio. All ARMs originated by the Association are retained and serviced by it.

      In 1992, the Association initiated a program specifically tailored to first-time homebuyers. These loans are made on a five-year adjustable basis with a term up to 30 years. The margin, which is lower than other products currently offered, is 200 basis points. Additionally, somewhat higher debt-to-income ratios are permitted, although mandatory escrows for taxes and insurance, an acceptable credit rating and an employment history of at least one year are required. The maximum loan amount under this program, which requires that the property be owner-occupied, is currently $75,000 unless Board of Director approval is obtained, which can be the lesser of the purchase price or 90% of appraised value. At June 30, 2004, the Association had approximately $2.0 million of first-time homebuyer loans in its portfolio.

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

      The Association uses the same underwriting standards for home equity lines of credit as it uses for one- to four-family residential mortgage loans. The Association's home equity lines of credit are originated in amounts, which, together with the amount of the first mortgage, generally do not exceed 80% of the appraised value of the property securing the loan. At June 30, 2004, the Association had $535,000 of home equity lines of credit and an additional $823,000 of funds committed, but undrawn, under such lines.

--------------------------------------------------------------------------------

Construction and Development Lending

      The Association makes construction loans to individuals for the construction of their primary or secondary residences and loans to builders or developers for the construction of single-family homes, multi-family units and commercial real estate projects. Loans to individuals for the construction of their residences typically run for 12 months. The borrower pays interest only during the construction period. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans. At June 30, 2004, the Association had 28 construction loans with outstanding aggregate balances of $3,056,000 secured by residential property. Of this amount, $2,117,000 in loans were outstanding directly to borrowers intending to live in the properties upon completion of construction.

      The Association makes loans to builders and developers to finance the construction of residential property. Such loans generally have adjustable interest rates based upon prime or treasury indexes with terms ranging from six months to one year. The proceeds of the loan are advanced during construction based upon the percentage of completion as determined by an inspection. The loan amount normally does not exceed 85% of projected completed value for homes that have been pre-sold to the ultimate occupant. For loans to builders for the construction of homes not yet pre-sold, which may carry a higher risk, the loan-to-value ratio is generally limited to 80%. Whether the Association is willing to provide permanent takeout financing to the purchaser of the home is determined independently of the construction loan by separate underwriting. In the event that upon completion the house is not sold, the builder is required to make principal and interest payments until the house is sold. At June 30, 2004, the Association did not have any construction loans with builders that pre-sold their homes and four loans with an outstanding aggregate balance of $939,000 secured by one-to four-family residential properties constructed by builders who have not pre-sold their homes to individual purchasers. The Association also makes a limited number of commercial real estate construction loans with the loan amount generally not to exceed 75% of the completed value. At June 30, 2004, the Association had no commercial real estate construction loans.

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

Commercial Real Estate Lending

      The Association's commercial real estate loan portfolio consists of loans secured by a variety of non-residential properties including retail facilities, small office buildings, farm real estate and churches. At June 30, 2004, the Association's largest commercial real estate loan totaled $1,790,989. At that date, the Association had 83 commercial real estate loans, totaling $11,848,000 or 10.14% of gross loans receivable.

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

      The table below sets forth by type of security property the estimated number, loan amount and outstanding balance of the Association's commercial real estate loans at June 30, 2004.

                                                        Original     Outstanding
                                          Number of       Loan        Principal
                                            Loans        Amount        Balance
                                            -----        ------        -------
                                                 (Dollars in thousands)
      Office                                  24        $ 4,168        $ 3,494
      Retail                                   3            978            406
      Farm real estate                        50          7,347          5,642
      Churches                                 6          2,697          2,306
                                             ---        -------        -------

          Total                               83        $15,190        $11,848
                                             ===        =======        =======

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

Multi-Family Lending

      The Association has historically made permanent multi-family loans in its primary market area. However, the amount of such loans has been insignificant. At June 30, 2004, multi-family loans totaled $1,331,000, or 1.14% of gross loans receivable.

      The Association's multi-family loan portfolio includes loans secured by five or more unit residential buildings located primarily in the Association's market area.

--------------------------------------------------------------------------------

Land Lending

      Land loans include loans to develop vacant or raw land and are made to various builders and developers with whom the Association has had long-standing relationships. All of such loans are secured by land zoned for residential or commercial developments and located within the Association's market area. Proceeds are used for excavation, utility placements and street improvements. Disbursements related to acquisition and development land loans are typically based on inspections to determine the progress of the project. As lots are sold, a portion of the sale price is applied to the principal of the outstanding loan in order to ensure the loan is paid in full prior to all lots in the development being sold. Interest payments are required at regular intervals (quarterly or semi-annually) and loan terms typically are written for three years. At June 30, 2004, the Association had $959,000 of loans receivable in this category.

      The Association also makes loans to individuals who purchase and hold land for various reasons, such as the future construction of a residence. Such loans are generally originated with terms of five years and have maximum loan- to-value ratios of 85% for loans on improved residential building lots and 75% on undeveloped acreage. At June 30, 2004, the Association had $736,000 in land loans to individuals.

      Land lending generally affords the Association an opportunity to receive interest at rates higher than those obtainable from residential lending. Nevertheless, land lending is generally considered to involve a higher level of credit risk due to the fact that funds are advanced upon the security of the land, which is of uncertain value prior to its development.

Consumer Lending

      Management believes that offering consumer loan products helps to expand the Association's customer base and to create stronger ties with its existing customer base. In addition, because consumer loans generally have shorter terms to maturity and carry higher rates of interest than do residential mortgage loans, they can be valuable asset/liability management tools. The Association currently originates substantially all of its consumer loans in its market area. At June 30, 2004, the Association's consumer loans totaled $4,211,000, or 3.61% of the Association's gross loan portfolio.

      The Association offers a variety of secured consumer loans, including automobile loans, loans secured by savings deposits and home improvement loans. Although the Association primarily originates consumer loans secured by real estate, deposits or other collateral, the Association also makes unsecured personal loans.

      The largest component of the Association's consumer lending program is automobile loans. At June 30, 2004, automobile loans totaled $3,179,000, or 2.72% of gross loans receivable. The Association makes loans directly to the consumer to aid in the purchase of new and used vehicles, which serve as collateral for the loan. The Association also employs other underwriting criteria discussed below in deciding whether to extend credit.

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

Commercial Business Lending

      In order to increase the yield and interest rate sensitivity of its loan portfolio and in order to satisfy the demand for financial services available to individuals and businesses in its primary market area, the Association has maintained a small portfolio of commercial business loans. Although the portfolio remains a small percentage of gross loans outstanding, the Association has experienced substantial growth over the last few years primarily from the new branch facilities. Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are generally of higher risk and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself (which, in turn, may be dependent upon the general economic environment). During the past seven years, the Association has made commercial business loans to businesses such as small retail operations, small manufacturing concerns and professional firms. The Association's commercial business loans almost always include personal guarantees and are usually, but not always, secured by business assets, such as accounts receivable, equipment, inventory and real estate. However, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. Moreover, personal guarantees may be of limited utility in safeguarding the Association's position.

      Most of the Association's commercial business loans have terms ranging from three months to one year and may carry fixed or adjustable interest rates. The underwriting process for commercial business loans generally includes consideration of the borrower's financial statements, tax returns, projections of future business operations and inspection of the subject collateral, if any. At June 30, 2004, commercial business loans totaled $4,662,000, or 3.99% of the Association's gross loans receivable.

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

--------------------------------------------------------------------------------

      The following table shows the loan origination and repayment activities of the Corporation for the periods indicated.

                                                           Year Ended June 30,
                                                         -----------------------
                                                             2004          2003
                                                             ----          ----
                                                             (in thousands)
      Originations by type:
      ---------------------
          Adjustable rate:
             Real estate:
                One- to four-family, construction,
                  development and land                   $  9,751      $  8,960
                Commercial                                  2,983         1,987
                Multi-family                                   48            --
             Nonreal estate:
                Consumer                                       --            --
                Commercial business                         2,973         2,230
                                                         --------      --------
                   Total adjustable rate                   15,755        13,177

          Fixed rate:
             Real estate:
                One- to four-family, construction,
                  development and land                     23,906        30,881
                Commercial                                    265           906
                Multi-family                                   --            --
             Nonreal estate
                Consumer                                    3,327         3,014
                Commercial business                         1,753         1,361
                                                         --------      --------
                   Total fixed rate                        29,251        36,162
                                                         --------      --------
                   Total loans originated                  45,006        49,339
          Principal repayments                            (43,847)      (54,471)
             Increase in other items, net*                   (350)         (411)
                                                         --------      --------
                   Net increase (decrease)               $    809      $ (5,543)
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

--------------------------------------------------------------------------------

      Consumer and commercial loans are charged-off if they remain delinquent for 120 days unless the borrower and lender agree on a payment plan. If terms of the plan are not met, the customer's loan is then subject to charge-off. The Association's procedures for repossession and sale of collateral are subject to various requirements under federal and state laws.

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

--------------------------------------------------------------------------------

The following table sets forth the Corporation's loan delinquencies by type, by amount and by percentage of type at June 30, 2004.

                                                        Loans Delinquent For:
                                     ---------------------------------------------------------------
                                              60-89 Days                   90 Days and Over               Total Delinquent Loans
                                     -----------------------------   -------------------------------   -----------------------------
                                     Number     Amount    Category   Number     Amount      Category   Number     Amount    Category
                                     ------     ------    --------   ------     ------      --------   ------     ------    --------
                                                                        (Dollars in thousands)
Real estate:
    One- to four-family                  10     $   645      0.72%       16     $ 1,047        1.16%       26    $ 1,692      1.88%
    Construction and development         --          --        --        --          --          --        --         --        --
    Commercial                           --          --        --        --          --          --        --         --        --
    Multi-family                         --          --        --        --          --          --        --         --        --
    Land                                 --          --        --        --          --          --        --         --        --
Consumer                                 10          43      1.02        11          35        0.83        21         78      1.85
Commercial business                       1          17      0.36         1         129        2.77         2        146      3.13
                                     ------     -------   -------    ------     -------     -------    ------    -------    ------

       Total                             21     $   705      0.60%       28     $ 1,211        1.04%       49    $ 1,916      1.64%
                                     ======     =======   =======    ======     =======     =======    ======    =======    ======

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

      On the basis of management's review of its assets, at June 30, 2004, the Association had classified a total of $808,000 of its loans, as follows:

                             One-       Commercial
                           To Four-        Real                                  Commercial
                            Family        Estate        Land         Consumer      Business       Total
                            ------        ------        ----         --------      --------       -----
                                                         (in thousands)
      Substandard         $     624     $      --     $      --     $      25     $      --           649
      Doubtful                   --            --            --            --            --            --
      Loss                       --            --            --            13           146           159
                          ---------     ---------     ---------     ---------     ---------     ---------

                          $     624     $      --     $      --     $      38     $     146     $     808
                          =========     =========     =========     =========     =========     =========

      The Association's classified assets consist of the (i) nonperforming loans and (ii) loans and other assets of concern discussed herein. As of June 30, 2004, these asset classifications are consistent with those of the OTS and FDIC.

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

--------------------------------------------------------------------------------

                                                                 June 30,
                                                         ----------------------
                                                           2004          2003
                                                           ----          ----
                                                         (Dollars in thousands)
      Nonaccruing loans
          One- to four-family                            $    624      $  1,604
          Construction and
            Development                                        --            --
          Commercial real estate                               --            --
          Multi-family                                         --            --
          Land                                                 --            --
          Consumer                                             --            --
          Commercial business                                  --            --
                                                         --------      --------
          Total                                               624         1,604

      Accruing loans delinquent
        more than 90 days
          One- to four-family                                 423           398
          Construction and
            Development                                        --            --
          Commercial real estate                               --            --
          Multi-family                                         --            --
          Land                                                 --            --
          Consumer                                             35            11
          Commercial business                                 129            --
                                                         --------      --------
             Total                                            587           409

      Foreclosed assets
          One- to four-family                                  99           109
          Construction and
            development                                        --            --
          Commercial real estate                               --            --
          Multi-family                                         --            --
          Land                                                 --            --
          Consumer                                             --            --
          Commercial business                                  --            --
                                                         --------      --------
             Total                                             99           109
                                                         --------      --------

      Total nonperforming assets                         $  1,310      $  2,122
                                                         ========      ========
      Total as a percentage of
        total assets                                         0.96%         1.47%
                                                         ========      ========

      For the year ended June 30, 2004 gross interest income which would have been recorded had the nonaccruing loans been current in accordance with their original terms amounted to $50,236. The amount that was included in interest income on such loans was $40,009 for the year ended June 30, 2004.

Other Assets of Concern: As of June 30, 2004, the Association had no assets that are not now disclosed because of known information about the possible credit problems of the borrowers or the cash flows of the security property which would cause management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the nonperforming asset categories.

--------------------------------------------------------------------------------

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

      A loan is impaired when full payment under the terms of the loan is not expected. Commercial and commercial real estate loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment.

      As of June 30, 2004, the Association's allowance for loan losses as a percent of gross loans receivable and as a percent of nonperforming loans amounted to 0.65% and 62.17%, respectively. As of June 30, 2003, the Association's allowance for loan losses as a percent of gross loans receivable and as a percent of nonperforming loans amounted to 0.66% and 38.26%, respectively. In light of the level of nonperforming assets to total assets and the nature of these assets, management believes that the allowance for loan losses is adequate. While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments to the allowance for loan losses, and net earnings could be significantly affected, if circumstances differ substantially from the assumptions used in making the final determination.

--------------------------------------------------------------------------------

      The following table sets forth an analysis of the Corporation's allowance for loan losses.

                                                               Year ended June 30,
                                                             ------------------------
                                                               2004           2003
                                                               ----           ----
                                                               (Dollars in thousands)
      Balance at beginning of period                         $     766      $     708

      Charge-offs
          One- to four-family                                       33             --
          Construction and
          Development                                               --             --
          Commercial real estate                                    --             --
          Multi-family                                              --             --
          Consumer                                                  13             15
          Commercial business                                       21             --
                                                             ---------      ---------
                                                                    67             15
                                                             ---------      ---------
      Recoveries
          One- to four-family                                       --             --
          Construction and
            Development                                             --             --
          Commercial real estate                                    --             --
          Multi-family                                              --             --
          Consumer                                                  --              4
          Commercial business                                        1             --
                                                             ---------      ---------
                                                                     1              4
                                                             ---------      ---------

      Net charge-offs                                               66             11
      Additions charged to operations                               53             69
                                                             ---------      ---------
      Balance at end of period                               $     753      $     766
                                                             =========      =========

      Ratio of net charge-offs during the period to
        average loans outstanding* during the period              0.06%          0.01%
                                                             =========      =========

      Ratio of net charge-offs during the period to
        nonperforming assets at the  end of the period            5.08%          0.50%
                                                             =========      =========

      * Calculated net of deferred loan fees and the allowance for loan losses.

--------------------------------------------------------------------------------

The distribution of the Corporation's allowance for losses on loans at the dates indicated is summarized as follows:

                                                                        June 30,
                                 -------------------------------------------------------------------------------
                                                  2004                                       2003
                                 -------------------------------------      ------------------------------------
                                 Allowance      Category        Loans       Allowance      Category        Loans
                                 ---------      --------        -----       ---------      --------        -----
                                                             (Dollars in thousands)
One- to four-family               $    384      $ 89,975         77.05%      $    478      $ 89,930         77.27%
Construction and development            10         3,056          2.62             14         4,039          3.47
Commercial real estate                  37        11,848         10.14             24        10,307          8.86
Multi-family                             4         1,331          1.14              4         1,657          1.42
Land                                     5         1,695          1.45              4         1,813          1.56
Consumer                                94         4,211          3.61            115         4,636          3.98
Commercial business                    219         4,662          3.99            127         4,006          3.44
Unallocated                             --            --            --             --            --            --
                                  --------      --------      --------       --------      --------      --------

    Total                         $    753      $116,778        100.00%      $    766      $116,388        100.00%
                                  ========      ========      ========       ========      ========      ========

Investment Activities

      As part of its asset/liability management strategy, the Corporation invests in U.S. Government and agency obligations and mortgage-backed securities to supplement its lending activities. The Association's investment policy also allows for investments in overnight funds and certificates of deposit. The Association may consider the expansion of investments into other securities if deemed appropriate. At June 30, 2004, the Corporation did not own any securities of a single issuer that exceeded 10% of the Association's equity, other than U.S. Government or federal agency obligations. See Note 2 of the Notes to the Consolidated Financial Statements for additional information regarding the Association's securities portfolio.

      As of June 30, 2004 the Corporation had securities totaling $5.3 million classified as available for sale while there were no securities classified as held to maturity. As future securities are acquired, the Corporation may elect to classify them as either available for sale or held to maturity.

--------------------------------------------------------------------------------

The following table sets forth the composition of the Corporation's investments in securities and time deposits at the dates indicated.

                                                                          June 30,
                                                  ----------------------------------------------------------
                                                             2004                           2003
                                                             ----                           ----
                                                   Carrying         % of           Carrying         % of
                                                    Value           Total            Value          Total
                                                    -----           -----            -----          -----
                                                                    (Dollars in thousands)
U.S. Government Agencies                          $    5,288          76.76%      $   11,517          88.21%

FHLB stock                                             1,602          23.24            1,539          11.79
                                                  ----------      ---------       ----------      ---------

    Total securities                              $    6,890         100.00%      $   13,056         100.00%
                                                  ==========      =========       ==========      =========

Average remaining life of securities              6.17 years                      6.16 years

Other interest-earning assets
    Interest-bearing deposits with banks          $    4,706          54.05%      $    6,482          56.46%
    Overnight deposits                                 4,000          45.95            5,000          43.54
                                                  ----------      ---------       ----------      ---------

          Total                                   $    8,706         100.00%      $   11,482         100.00%
                                                  ==========      =========       ==========      =========

--------------------------------------------------------------------------------

The composition and maturities of the securities portfolio, excluding FHLB stock, are indicated in the following table.

                                                                        June 30, 2004
                              -----------------------------------------------------------------------------------------------------
                                Less than 1 year             1 to 5 years             5 to 10 years             Total Securities
                              --------------------    -----------------------     ---------------------      ----------------------
                              Carrying       Fair     Carrying          Fair      Carrying       Fair        Carrying         Fair
                                Value       Value       Value          Value        Value       Value          Value         Value
                                -----       -----       -----          -----        -----       -----          -----         -----
                                                                     (Dollars in thousands)
U.S. Government Agencies
    available for sale        $     --    $     --    $  2,498       $  2,498     $  2,790     $  2,790      $  5,288      $  5,288
                              --------    --------    --------       --------     --------     --------      --------      --------
                              $     --    $     --    $  2,498       $  2,498     $  2,790     $  2,790      $  5,288      $  5,288
                              ========    ========    ========       ========     ========     ========      ========      ========

Weighted average yield              --%         --%       3.09%          3.09%        3.65%        3.65%         3.39%         3.39%

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

The following table sets forth the savings flows at the Corporation during the periods indicated.

                                                      Year Ended June 30,
                                                  ---------------------------
                                                     2004              2003
                                                     ----              ----
                                                     (Dollars in thousands)

      Opening balance                             $  93,452         $  94,787
      Deposits                                      136,256           136,612
      Withdrawals                                  (144,462)         (140,469)
      Interest credited                               1,518             2,522
                                                  ---------         ---------

      Ending balance                              $  86,764         $  93,452
                                                  =========         =========

      Net increase (decrease)                     $  (6,688)        $  (1,335)
                                                  =========         =========

      Percent increase (decrease)                     (7.16)%           (1.41)%
                                                  =========         =========

--------------------------------------------------------------------------------

The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Corporation at the dates indicated.

                                                                                     June 30,
                                                                 --------------------------------------------------
                                                                         2004                           2003
                                                                 --------------------         ---------------------

                                                  Weighted
                                                   Average
                                                   Rate at                    Percent                       Percent
                                                  June 30,                      of                            of
                                                    2004         Amount        Total          Amount         Total
                                                    ----         ------        -----          ------         -----
                                                                                      (Dollars in thousands)
Transactions and savings deposits
     Noninterest-bearing demand                       --%      $    797          0.92%       $    850          0.86%
     Savings account                                0.75         30,516         35.17          28,559         30.55
     NOW accounts                                     --          6,691          7.71           6,361          6.80
     Money market accounts                          0.99          3,940          4.53           4,445          4.76
                                                               --------        ------        --------        ------
         Total noncertificates                      0.64         41,944         48.33          40,170         42.97
                                                               --------        ------        --------        ------

Certificates
     0.00 - 1.99%                                   1.30         19,744         22.76          10,088         10.79
     2.00 - 3.99%                                   2.68         15,137         17.44          24,367         26.07
     4.00 - 5.99%                                   4.67          5,523          6.36          10,292         11.01
     6.00 - 7.99%                                   7.12          4,416          5.09           8,535          9.13
                                                               --------        ------        --------        ------
         Total certificates                         2.76         44,820         51.65          53,282         57.00
                                                               --------        ------        --------        ------
Accrued interest                                                     15          0.02              30          0.03
                                                               --------        ------        --------        ------
     Total deposits                                 1.73%      $ 86,779        100.00%       $ 93,482        100.00%
                                                    ====       ========        ======        ========        ======

--------------------------------------------------------------------------------

The following table shows rate and maturity information for the Corporation's certificates of deposit as of June 30, 2004.

                                            0.00-        2.00         4.00-        6.00-                    Percent
                                            1.99%        3.99%        5.99%        7.99%          Total     of Total
                                            -----        -----        -----        -----          -----     --------
                                                                    (Dollars in thousands)
Certificate accounts maturing in
  quarter ending
     September 30, 2004                  $  5,529      $  2,376     $     43     $    572       $  8,520      19.01%
     December 31, 2004                      4,820         1,199           --          200          6,219      13.87
     March 31, 2005                         2,106         1,711           21          195          4,033       9.00
     June 30, 2005                          2,684         1,317           29          756          4,786      10.38
     September 30, 2005                     1,376         1,542           55        1,260          4,233       9.74
     December 31, 2005                        662         1,738           --        1,318          3,718       8.29
     March 31, 2006                         1,461           109           88          115          1,773       3.96
     June 30, 2006                            771           804          270           --          1,845       4.12
     September 30, 2006                        97           689        1,931           --          2,717       6.06
     December 31, 2006                        159         1,106          113           --          1,378       3.08
     March 31, 2007                            --           497           --           --            497       1.11
     June 30, 2007                             --           211        2,207           --          2,418       5.40
     September 30, 2007                        13            32          605           --            650       1.45
     December 31, 2007                         --           254           84           --            338       0.75
     March 31, 2008                            --           631           --           --            631       1.41
     June 30, 2008                             --           277           --           --            277       0.62
     September 30, 2008                        66           135           --           --            201       0.45
     December 31, 2008                         --            86           --           --             86       0.19
     March 31, 2009                            --           208           --           --            208       0.46
     June 30, 2009                             --           215           77           --            292       0.65
                                         --------      --------     --------     --------       --------     ------
                Total                    $ 19,744      $ 15,137     $  5,523     $  4,416       $ 44,820     100.00%
                                         ========      ========     ========     ========       ========     ======

                Percent of total           44.05%        33.77%        12.33%        9.85%        100.00%

      At June 30, 2004, the Association had approximately $4,710,000 in certificate accounts in amounts of $100,000 or more maturing as follows:

                                                                                                   Weighted
                                                                                                    Average
                 Maturity Period                                                      Amount         Rate
                 ---------------                                                      ------         ----
                                                                                     (Dollars in thousands)
         Three months or less                                                       $    1,394        2.42%
         Over three through six months                                                     391        1.38
         Over six through 12 months                                                        999        2.25
         Over 12 months                                                                  1,926        4.85
                                                                                    ----------        ----
             Total                                                                  $    4,710        3.29%
                                                                                    ==========        ====

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

      The following table sets forth the maximum month-end balance and average balance of FHLB advances for the periods indicated.

                                                                    Year Ended June 30,
                                                                    -------------------
                                                                    2004           2003
                                                                    ----           ----
                                                                   (Dollars in thousands)
      FHLB advances
          Balance at end of period                                $ 31,140       $ 32,190
          Weighted average rate at period end                         5.32%          5.34%
          Maximum balance at any month-end during the period      $ 31,811       $ 32,633

          Average balance for the period                            31,379         28,052
          Weighted average rate for the period                        5.34%          5.54%

Service Corporations

      As a federally chartered savings association, the Association is permitted by OTS regulations to invest up to 2.0% of its assets, or $2.7 million at June 30, 2004 in the stock of, or loans to, service corporation subsidiaries. As of such date, the Association had no investments in service corporations.

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

--------------------------------------------------------------------------------

      The Financial Services Modernization Act. On November 12, 1999, the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 ("GLBA") was signed into law. The purpose of this legislation was to modernize the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers. Generally, the Act:

      (a) repealed the historical restrictions and eliminates many federal and state law barriers to affiliations among banks, securities firms, insurance companies and other financial service providers;

      (b)   provided a uniform  framework for the  functional  regulation of the
            activities  of  banks,   savings   institutions  and  their  holding
            companies;

      (c) broadened the activities that may be conducted by national banks, banking subsidiaries of bank holding companies and their financial subsidiaries;

      (d) provided an enhanced framework for protecting the privacy of consumer information; and

      (e)   addressed a variety of other legal and regulatory  issues  affecting
            day-to-day   operations   and  long-term   activities  of  financial
            institutions.

      The GLBA also imposes certain obligations on financial institutions to develop privacy policies, restrict the sharing of nonpublic customer data with nonaffiliated parties at the customer's request, and establish procedures and practices to protect and secure customer data. These privacy provisions were implemented by regulations that were effective on November 12, 2000. Compliance with the privacy provisions was required by July 1, 2001.

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

      Among other requirements, Title III of the USA Patriot Act imposes the following requirements:

      o All financial institutions must establish anti-money laundering programs that include (i) internal policies, procedures and controls, (ii) specific designation of an anti-money laundering compliance officer, (iii) ongoing employee training programs and
            (iv) an independent audit function to test the anti-money laundering program.

      o Financial institutions that establish, maintain, administer, or manage private banking accounts or correspondent accounts in the United States for non-United States persons or their representatives must establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering.

      o Financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks that do not have a physical presence in any country, and will be subject to certain record keeping obligations with respect to correspondent accounts of foreign banks.

--------------------------------------------------------------------------------

      o Bank regulators are directed to consider a holding company's effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

      Our policies and procedures have been updated to reflect the requirements of the USA Patriot Act. No significant changes in our business or customer practices were required as a result of the implementation of these requirements.

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

      The law creates an independent auditing-oversight board under the SEC. The law also increases penalties for corporate wrongdoers, forces faster and more-extensive financial disclosure, and creates avenues of recourse for aggrieved shareholders. The SOA also contains separate provisions that require signed certifications to be made by the chief executive officer and chief financial officer of all public companies, and provides criminal penalties of up to $5.0 million and imprisonment of up to 20 years for an officer that willfully provides a certification knowing it to be untrue.

      The Act also addresses functions and responsibilities of audit committees of public companies. Each audit committee is directly responsible for the appointment, compensation and oversight of the work of their company's outside auditors, and the auditors must report directly to the audit committee. Each audit committee member must be independent, which under the Act means that he or she cannot (other than in his or her capacity as a member of the audit committee, the board or any other board committee) accept any consulting, advisory or other compensatory fees from the company or be affiliated with the company or any of its subsidiaries. Each audit committee must establish procedures to receive and respond to any complaints and concerns regarding the company's accounting, accounting controls or auditing matters. These procedures would include enabling the company's employees to transmit concerns regarding questionable accounting or auditing matters by confidential, anonymous submission. In recognition of the audit committee's independent status, each audit committee is authorized to engage independent counsel and other advisors. The company must also provide the appropriate funding, as determined by the audit committee, for payment of compensation to the auditors and advisors of the audit committee.

Federal Regulation of Savings Associations

      The  OTS  has  extensive   authority   over  the   operations  of  savings
associations, such as the Association. As part of this authority, the Association is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS. The last regular OTS examination of the Association was as of March 31, 2003. When these examinations are conducted by the OTS, the examiners may require the Association to provide for higher general or specific loan loss reserves and take other corrective action. All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the OTS. The Association's OTS assessment for the fiscal year ended June 30, 2004 was $44,000.

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

      In addition, the investment, lending and branching authority of the Association is prescribed by federal law and it is prohibited from engaging in any activities not permitted by such laws. For example, the permissible level of investment by federal associations, subject to safety and soundness restrictions, (1) in loans secured by non-residential real property may not exceed 400% of total capital, (2) in commercial loans may not exceed 20% of assets, provided that amounts in excess of 10% of assets may only be small business loans, (3) related to leasing of tangible personal property may not exceed 10% of assets, and (4) in loans for personal, family and household purposes when combined with commercial paper and corporate debt securities, may not exceed 35% of assets. The Association is in compliance with the noted restrictions. Federal savings associations are also generally authorized to branch nationwide. Federal associations such as the Association may designate under which investment authority (or basket) it made a loan or investment if that loan or investment is authorized under different sections of the law.

      The Association's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At June 30, 2004, the Association's lending limit under this restriction was $2.2 million. The Association is in compliance with the loans-to-one-borrower limitation.

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

--------------------------------------------------------------------------------

      The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period. As of June 30, 2004, the Association was designated as a well-capitalized institution.

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

      Since January 1, 1997, the premium schedule for BIF and SAIF insured institutions has ranged from 0 to 27 basis points. However, SAIF- and BIF-insured institutions are required to pay a Financing Corporation assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s equal to approximately 1.5 basis points for each $100 in domestic deposits annually. These assessments, which may be revised based upon the level of BIF and SAIF deposits, will continue until the bonds mature.

      Under the Federal Deposit Insurance Act ("FDIA"), the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. Management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

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

      The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. At June 30, 2004, the Association did not have any intangible assets.

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

--------------------------------------------------------------------------------

      At June 30, 2004, the Association had tangible capital of $14,855,000, or 10.9% of adjusted total assets, which is approximately $12,815,000 above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

      The capital standards also effective require core capital equal to at least 4% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card receivables. At June 30, 2004, the Association had core capital equal to $14,855,000, or 10.9% of adjusted total assets, which is $9,415,000 million above the minimum leverage ratio requirement of 4.0% as in effect on that date.

      The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At June 30, 2004, the Association had $593,000 of its total 753,000 of allowance for loan losses that were general loss reserves, which was less than 1.25% of risk-weighted assets. Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. The Association had no such exclusions from capital and assets at June 30, 2004. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, the OTS has assigned a risk weight of 50% for prudently underwritten permanent one- to four-family first lien mortgage loans not more than 90 days delinquent and having a loan to value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by the FNMA or FHLMC. On June 30, 2004, the Association had total capital of $15,448,000 (including $14,855,000 in core capital and $593,000 in qualifying supplementary capital) and risk-weighted assets of $77,199,000, or total capital of 20.0% of risk-weighted assets. This amount was $9,272,000 above the 8.0% requirement in effect on that date.

Prompt Corrective Action

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

--------------------------------------------------------------------------------

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

Limitations on Dividends and Other Capital Distributions

      OTS regulations impose various restrictions on savings associations with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. Assuming the absence of supervisory problems, OTS regulations generally permit a federal savings association to pay dividends in any calendar year equal to net income for that year plus retained earnings for the preceding two years less any dividends paid. As of July 1, 2004, the Association must obtain regulatory approval to pay dividends to the holding company until fiscal 2005 net income exceeds $130,944.

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

--------------------------------------------------------------------------------

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

Activities of Associations and Their Subsidiaries

      When a savings institution establishes or acquires a subsidiary or elects to conduct any new activity through a subsidiary that the association controls, the savings institution must notify the FDIC and the OTS 30 days in advance and provide the information each agency may, by regulation, require. Savings institutions also must conduct the activities of subsidiaries in accordance with existing regulations and orders.

      The OTS may determine that the continuation by a savings institution of its ownership, control of, or its relationship to, the subsidiary constitutes a serious risk to the safety, soundness or stability of the savings institution or is inconsistent with sound banking practices or with the purposes of the FDIA. Based upon that determination, the FDIC or the OTS has the authority to order the savings institution to divest itself of control of the subsidiary. The FDIC also may determine by regulation or order that any specific activity poses a serious threat to the SAIF. If so, it may require that no SAIF member engage in that activity directly.

--------------------------------------------------------------------------------

Transactions with Affiliates

      Savings institutions must comply with Sections 23A and 23B of the Federal Reserve Act relative to transactions with affiliates in the same manner and to the same extent as if the savings institution were a Federal Reserve member Savings Bank. Generally, transactions between a savings institution or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the association's capital. Affiliates of the Bank include the Corporation and any company that is under common control with the Bank. In addition, a savings institution may not lend to any affiliate engaged in activities not permissible for a savings and loan holding company or acquire the securities of most affiliates. The OTS has the discretion to treat subsidiaries of savings institutions as affiliates on a case-by-case basis.

      On April 1, 2003, the Federal Reserve's Regulation W, which comprehensively amends sections 23A and 23B of the Federal Reserve Act, became effective. The Federal Reserve Act and Regulation W are applicable to savings institutions such as the Bank. The Regulation unifies and updates staff interpretations issued over the years, incorporates several new interpretative proposals (such as to clarify when transactions with an unrelated third party will be attributed to an affiliate) and addresses new issues arising as a result of the expanded scope of nonbanking activities engaged in by banks and bank holding companies in recent years and authorized for financial holding companies under the Financial Services Modernization Act of 1999.

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

Regulatory and Criminal Enforcement Provisions

      The OTS has primary enforcement responsibility over savings institutions and has the authority to bring action against all "institution-affiliated parties," including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers or directors, receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or $1.1 million per day in especially egregious cases. The FDIC has the authority to recommend to the Director of the OTS that enforcement action be taken with respect to a particular savings institution. If the Director does not take action, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

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


--------------------------------------------------------------------------------

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

Federal Reserve System

      The Federal Reserve Board requires all depository institutions to maintain noninterest-bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At June 30, 2004, the Association was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "-Liquidity."

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

      As a member, the Association is required to purchase and maintain stock in the FHLB of Cincinnati. At June 30, 2004, the Association had $1,601,000 in FHLB stock, which was in compliance with this requirement.

      Under federal law, the FHLB is required to provide funds for the resolution of troubled savings institutions and to contribute to low and moderately priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. These contributions also could have an adverse effect on the value of FHLB stock in the future. In addition, the federal agency that regulates the FHLBs has required each bank to register its stock with the SEC, which will increase the costs of each bank and may have other effects that are not possible to predict at this time.

--------------------------------------------------------------------------------

      For the year ended June 30, 2004, dividends paid by the FHLB of Cincinnati to the Association totaled $63,000, which constitutes a $2,000 decrease over the amount of dividends received in fiscal year 2003. The $16,000 dividend for the quarter ended June 30, 2004 reflects an annualized rate of 4.0%.

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

      A portion of the Association's reserves for losses on loans may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of June 30, 2004, the portion of the Association's reserves subject to this treatment for tax purposes totaled approximately $2.2 million.

      Peoples and the Association file consolidated federal income tax returns on a fiscal year basis using the accrual method of accounting.

      The Corporation has been audited by the IRS, or the statute of limitations for assessment has closed, with respect to federal income tax returns through June 30, 2000. With respect to years examined by the IRS, either all deficiencies have been satisfied or sufficient reserves have been established to satisfy asserted deficiencies. In the opinion of management, any examination of still open returns (including returns of subsidiaries and predecessors of, or entities merged into the Corporation) would not result in a deficiency that could have a material adverse effect on the financial condition of the Corporation.

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

Employees

      At June 30, 2004, the Association had a total of 30 full-time employees, 14 of whom have been employed by the Association for at least 10 years, and 6 part-time employees. None of the Association's employees are represented by any collective bargaining group. Management considers its employee relations to be good.

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

      David R. Fogt. Mr. Fogt, age 53, is Vice President of Operations and Financial Services of the Association. He is responsible for the overall administration of the Association with direct responsibilities in consumer lending and asset and liability management. He has been employed by the Association since 1983.

      Gary N. Fullenkamp. Mr. Fullenkamp, age 48, is Vice President of Mortgage Loans and Corporate Secretary of the Association. He is responsible for mortgage lending operations of the Association, including underwriting and processing of mortgage loan activity. He has been employed by the Association since 1979.

      Debra A. Geuy. Mrs. Geuy, age 46, is Chief Financial Officer and Treasurer of the Association. She is responsible for overseeing the financial functions of the Association. She has been employed by the Association since 1978.

--------------------------------------------------------------------------------

ITEM 2 - DESCRIPTION OF PROPERTY
--------------------------------

      The following table sets forth information concerning the main and branch offices and a drive-in facility of the Association at June 30, 2004. The Association believes that its current facilities are adequate. The Association also maintains a 24-hour ATM at its main and both branch office locations.

                                                                                                Net Book
                                                                                                Value at
                                                              Year           Owned              June 30,
                                                             Opened        or Leased              2004
                                                             ------        ---------              ----
         Main Office
             101 East Court Street                            1917           Owned            $   216,933
             Sidney, Ohio 45365

         Drive-In
             232 South Ohio Avenue                            1971           Owned            $   139,856
             Sidney, Ohio 45365

         Anna Branch
             403 South Pike Street                            1998           Owned            $   545,628
             Anna, Ohio 45302

         Jackson Center Branch
             115 East Pike Street                             1998           Owned            $   431,169
             Jackson Center, Ohio 45334

         Sidney Wal-Mart Branch
             2400 West Michigan Avenue                        2001           Leased           $   166,122
             Sidney, Ohio 45365

      The Association's depositor and borrower customer files are maintained by an independent data processing company. The net book value of the data processing and computer equipment utilized by the Association at June 30, 2004 was approximately $142,049.

ITEM 3 - LEGAL PROCEEDINGS
--------------------------

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

      No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended June 30, 2004.

--------------------------------------------------------------------------------

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND
-------------------------------------------------------------------------------
SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES
----------------------------------------------------

      Page 4 of Peoples' 2004 Annual Report to Stockholders,  attached hereto as
Exhibit 13, is incorporated herein by reference.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------

      Pages 8 through 20 of the Peoples' 2004 Annual Report to Stockholders, attached hereto as Exhibit 13, are incorporated herein by reference.

ITEM 7 - FINANCIAL STATEMENTS
-----------------------------

      Pages 21 through 48 of the Peoples' 2004 Annual Report to Stockholders, attached hereto as Exhibit 13, are incorporated herein by reference.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

      Not applicable.

ITEM 8A - CONTROLS AND PROCEDURES
---------------------------------

      We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2004, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

      Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

ITEM 8B - OTHER INFORMATION
---------------------------

      Not applicable.

--------------------------------------------------------------------------------

                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
----------------------------------------------------------------------
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
-------------------------------------------------

Directors

      Information concerning directors of Peoples is incorporated herein by reference from Peoples' definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2004, which was filed with the SEC on September 15, 2004.

Executive Officers

      Information concerning the executive officers of Peoples who are not directors is incorporated by reference from Part I of this Form 10-KSB under the caption "Executive Officers of the Registrant Who Are Not Directors."

Section 16(a) Beneficial Ownership Reporting Compliance

      Information concerning compliance with Section 16(a) reporting requirements by Peoples' directors and executive officers is incorporated herein by reference from the Peoples' definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2004, which was filed with the SEC on September 15, 2004.

ITEM 10 - EXECUTIVE COMPENSATION
--------------------------------

      Information concerning executive compensation is incorporated herein by reference from Peoples' definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2004, which has been filed with the SEC on September 15, 2004.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
----------------------------------------------------------------------------
RELATED STOCKHOLDER MATTERS
---------------------------

      Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from Peoples' definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2004, which has been filed with the SEC on September 15, 2004.

--------------------------------------------------------------------------------

      The following table provides information as of June 30, 2004 related to our equity compensation plans in effect at that time.

                      Equity Compensation Plan Information

-------------------------------------------------------------------------------------------------------------------
                                          (a)                       (b)                            (c)
-------------------------------------------------------------------------------------------------------------------
                                                                                         Number of securities
                                                                                         remaining available for
                                 Number of securities                                    future issuance under
                                 to be issued upon           Weighted-average            equity compensation plans
                                 exercise of                 exercise price of           (excluding securities
Plan Category                    outstanding options         outstanding options         reflected in column (a))
-------------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security holders.          140,824                    $16.03                           37,714
-------------------------------------------------------------------------------------------------------------------

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

      Information concerning certain relationships and related transactions is incorporated herein by reference from Peoples' definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2004, which has been filed with the SEC on September 15, 2004.

--------------------------------------------------------------------------------

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

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

     10.4              401(k) Plan                                                       *

     10.5              Incentive Bonus Plan                                              *

     10.6              Peoples-Sidney Financial Corporation
                       Amended and Restated 1998 Stock
                       Option and Incentive Plan                                         **

     10.7              Peoples-Sidney Financial Corporation
                       Amended and Restated 1998
                       Management Recognition Plan                                       **

     11                Statement re: computation of per-share            See Note 16 to the Consolidated
                          earnings                                     Financial Statements on pages 45-46
                                                                            of the 2004 Annual Report
                                                                          Stockholders attached hereto
                                                                                  as Exhibit 13

     13                Annual report to Stockholders                                     13

     21                Subsidiaries of Registrant                                        21

     23                Consents of experts and counsel                                   23

    31.1               Certification of the Chief Executive Officer
                       Pursuant to Section 302 of the Sarbanes-
                       Oxley Act of 2002                                               31.1

    31.2               Certification of the Chief Financial Officer
                       Pursuant to Section 302 of the Sarbanes-
                       Oxley Act of 2002                                               31.2


    32.1               Certification of the Chief Executive Officer
                       Pursuant to Section 906 of the Sarbanes-
                       Oxley Act of 2002                                               32.1


--------------------------------------------------------------------------------

    32.2               Certification  of the Chief Financial Officer
                       Pursuant to Section 906 of the
                       Sarbanes-Oxley Act of 2002                           32.2

* Filed as an exhibit to the Registrant's Form S-1 registration statement (File No. 333-20461) and incorporated herein by reference.

** Filed as an exhibit to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1999 (File No. 0-22223) and incorporate herein by reference.

(b) REPORTS ON FORM 8-K

      During the quarter ended June 30, 2004, Peoples furnished one Current Report on Form 8-K. On April 16, 2004, under Item 5 therein, Peoples reported the issuance of a press release announcing Peoples earnings for the quarter ended March 31, 2004 and the declaration of a cash dividend.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES
------------------------------------------------

      Information concerning principal accountant fees and services is incorporated herein by reference from Peoples' definitive Proxy Statement for The Annual Meeting of Stockholders to be held in 2004, which has been filed with the SEC on September 15, 2004.

--------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the under signed, thereunto duly authorized.

   September 28, 2004                       PEOPLES-SIDNEY FINANCIAL CORPORATION
-----------------------------
           Date
                                            By:    /s/ DOUGLAS STEWART
                                                ---------------------------
                                                Douglas Stewart
                                                President, CEO and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on September 28, 2004.

             Signatures                                             Signatures
             ----------                                             ----------
     /s/ DOUGLAS STEWART                                     /s/ JAMES W. KERBER
--------------------------------------------            -------------------------------------
Douglas Stewart                                         James W. Kerber
Douglas Stewart, President, CEO and Director            Director
September 28, 2004                                      September 28, 2004

     /s/ RICHARD T. MARTIN                                   /s/ JOHN W. SARGEANT
--------------------------------------------            -------------------------------------
Richard T. Martin                                       John W. Sargeant
Chairman of the Board                                   Director
September 28, 2004                                      September 28, 2004

     /s/ HARRY N. FAULKNER                                   /s/ DEBRA A. GEUY
--------------------------------------------            -------------------------------------
Harry N. Faulkner                                       Debra A. Geuy
Director                                                Chief Financial Officer and Treasurer
September 28, 2004                                      September 28, 2004

--------------------------------------------------------------------------------