Form 10QSB
period 2004-09-30
PEOPLES SIDNEY FINANCIAL CORP
filed 2004-11-15
CIK 1031340

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

      |X| QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes |X|      No |_|

As of November 5, 2004, the latest practicable date, 1,432,648 shares of the issuer's common shares, $.01 par value, were issued and outstanding.

Transitional Small Business Disclosure Format (Check One):

Yes |_|      No |X|

--------------------------------------------------------------------------------

                      PEOPLES-SIDNEY FINANCIAL CORPORATION

                                      INDEX

                                                                                               Page
                                                                                               ----
PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements (Unaudited)

          Consolidated Balance Sheets......................................................      3

          Consolidated Statements of Income ...............................................      4

          Consolidated Statements of Comprehensive Income..................................      5

          Condensed Consolidated Statements of Changes in Shareholders' Equity.............      6

          Consolidated Statements of Cash Flows ...........................................      7

          Notes to Consolidated Financial Statements ......................................      8

  Item 2. Management's Discussion and Analysis or Plan or Operation........................     16

  Item 3. Controls and Procedures..........................................................     22

PART II - OTHER INFORMATION

  Item 1. Legal Proceedings................................................................     23

  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds......................     23

  Item 3. Defaults Upon Senior Securities..................................................     23

  Item 4. Submission of Matters to a Vote of Security Holders..............................     23

  Item 5. Other Information................................................................     23

  Item 6. Exhibits and Reports on Form 8-K.................................................     23

SIGNATURES ................................................................................     24

INDEX TO EXHIBITS..........................................................................     25

--------------------------------------------------------------------------------

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

--------------------------------------------------------------------------------

Item 1. Financial Statements
        --------------------

                                                               September 30,          June 30,
                                                                   2004                 2004
                                                                   ----                 ----
ASSETS
Cash and due from financial institutions                       $   1,221,953       $   1,327,745
Interest-bearing deposits in other financial institutions          5,559,638           4,705,943
Overnight deposits                                                 1,000,000           4,000,000
                                                               -------------       -------------
     Total cash and cash equivalents                               7,781,591          10,033,688
Securities available for sale                                      5,409,215           5,288,280
Federal Home Loan Bank stock                                       1,618,500           1,601,400
Loans, net of allowance of $777,000 and $752,900                 116,932,987         115,651,910
Accrued interest receivable                                          743,813             670,521
Premises and equipment, net                                        2,090,406           2,124,986
Real estate owned                                                     99,085              99,085
Other assets                                                         117,516             301,160
                                                               -------------       -------------

     Total assets                                              $ 134,793,113       $ 135,771,030
                                                               =============       =============

LIABILITIES
Deposits                                                       $  86,205,406       $  86,764,253
Borrowed funds                                                    30,665,578          31,140,388
Accrued interest payable and other liabilities                       316,148             435,476
                                                               -------------       -------------
     Total liabilities                                           117,187,132         118,340,117

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value, 500,000 shares
  authorized, none issued and outstanding                                 --                  --
Common stock, $.01 par value, 3,500,000 shares
  authorized, 1,785,375 shares issued                                 17,854              17,854
Additional paid-in capital                                        10,761,634          10,748,851
Retained earnings                                                 11,690,960          11,642,982
Treasury stock, 352,727 shares, at cost                           (4,113,716)         (4,113,716)
Unearned employee stock ownership plan shares                       (692,572)           (727,121)
Accumulated other comprehensive loss                                 (58,179)           (137,937)
                                                               -------------       -------------
     Total shareholders' equity                                   17,605,981          17,430,913
                                                               -------------       -------------

     Total liabilities and shareholders' equity                $ 134,793,113       $ 135,771,030
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

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                             Three Months Ended
                                                                September 30,
                                                            2004            2003
                                                            ----            ----
Interest income
     Loans, including fees                               $1,837,810      $1,951,798
     Securities                                              45,590          70,329
     Demand, time and overnight deposits                     10,883          16,843
     Dividends on FHLB Stock                                 17,108          15,516
                                                         ----------      ----------
         Total interest income                            1,911,391       2,054,486

Interest expense
     Deposits                                               369,897         509,212
     Borrowed funds                                         410,863         425,874
                                                         ----------      ----------
         Total interest expense                             780,760         935,086
                                                         ----------      ----------

Net interest income                                       1,130,631       1,119,400

Provision for loan losses                                    26,769          14,051
                                                         ----------      ----------

Net interest income after provision for loan losses       1,103,862       1,105,349

Noninterest income
     Service fees and other charges                          31,677          34,132
                                                         ----------      ----------
         Total noninterest income                            31,677          34,132

Noninterest expense
     Compensation and benefits                              409,737         388,112
     Director fees                                           24,300          24,300
     Occupancy and equipment                                102,616         100,972
     Computer processing                                     58,942          61,821
     Professional fees                                       28,394          27,816
     State franchise taxes                                   52,798          48,558
     Other                                                   83,578          92,716
                                                         ----------      ----------
         Total noninterest expense                          760,365         744,295
                                                         ----------      ----------

Income before income taxes                                  375,174         395,186

Income tax expense                                          135,300         146,600
                                                         ----------      ----------

Net income                                               $  239,874      $  248,586
                                                         ==========      ==========

Earnings per common share - basic                        $     0.17      $     0.18
                                                         ==========      ==========

Earnings per common share - diluted                      $     0.17      $     0.18
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

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

                                                         Three Months Ended
                                                            September 30,
                                                            -------------
                                                         2004            2003
                                                         ----            ----

Net income                                            $ 239,874       $ 248,586

Other comprehensive income (loss)
     Unrealized holding gains and (losses) on
       available-for-sale securities                    120,845         (98,745)
     Tax effect                                         (41,087)         33,574
                                                      ---------       ---------
         Other comprehensive income (loss)               79,758         (65,171)
                                                      ---------       ---------

Comprehensive income                                  $ 319,632       $ 183,415
                                                      =========       =========

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

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
                              SHAREHOLDERS' EQUITY
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                  Three Months Ended
                                                                     September 30,
                                                                     -------------
                                                                2004              2003
                                                                ----              ----
Balance, beginning of period                               $ 17,430,913       $ 17,384,280

Net income for period                                           239,874            248,586

Cash dividends, $.14 and $.13 per share for the three
  months ended September 30, 2004 and 2003                     (191,895)          (177,472)

Commitment to release 2,944 and 3,091 employee stock
  ownership plan shares for the three months ended
  September 30, 2004 and 2003, at fair value                     47,331             42,045

Change in fair value on securities available for
  sale, net of tax                                               79,758            (65,171)
                                                           ------------       ------------

Balance, end of period                                     $ 17,605,981       $ 17,432,268
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

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                                Three Months Ended
                                                                                   September 30,
                                                                                   -------------
                                                                               2004              2003
                                                                               ----              ----
Cash flows from operating activities
     Net income                                                           $    239,874       $    248,586
     Adjustments to reconcile net income to net cash from
       operating activities
         Depreciation                                                           43,876             44,779
         Provision for loan losses                                              26,769             14,051
         FHLB stock dividends                                                  (17,100)           (15,500)
         Compensation expense for ESOP shares                                   47,331             42,045
         Change in:
              Accrued interest receivable and other assets                     110,262             86,677
              Accrued expense and other liabilities                           (160,415)          (204,556)
              Deferred loan fees                                                  (701)            20,265
                                                                          ------------       ------------
                  Net cash from operating activities                           289,896            236,347

Cash flows from investing activities
     Proceeds from maturities/calls of securities available for sale                --          4,000,000
     Net change in loans                                                    (1,307,145)        (1,651,496)
     Premises and equipment expenditures                                        (9,296)          (390,023)
                                                                          ------------       ------------
         Net cash from investing activities                                 (1,316,441)         1,958,481

Cash flows from financing activities
     Net change in deposits                                                   (558,847)        (2,182,972)
     Repayments of long-term FHLB advances                                    (474,810)          (528,131)
     Cash dividends paid                                                      (191,895)          (177,472)
                                                                          ------------       ------------
         Net cash from financing activities                                 (1,225,552)        (2,888,575)
                                                                          ------------       ------------

Net change in cash and cash equivalents                                     (2,252,097)          (693,747)

Cash and cash equivalents at beginning of period                            10,033,688         12,300,598
                                                                          ------------       ------------

Cash and cash equivalents at end of period                                $  7,781,591       $ 11,606,851
                                                                          ============       ============

Supplemental disclosures of cash flow information
     Cash paid during the period for
         Interest                                                         $    783,897       $    947,180
         Income taxes                                                           15,000             15,000

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

These interim consolidated financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of the Corporation at September 30, 2004 and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances, and should be read in conjunction with the consolidated financial statements and notes thereto of the Corporation for the fiscal year ended June 30, 2004, included in the Corporation's 2004 Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004. Reference is made to the accounting policies of the Corporation described in the notes to consolidated financial statements contained in such report. The Corporation has consistently followed these policies in preparing this Form 10-QSB.

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

                                   (Continued)

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Common Share: Basic earnings per common share ("EPS") is net income divided by the weighted average number of common shares outstanding during the period. Employee stock ownership plan ("ESOP") shares are considered outstanding for this calculation unless unearned. Management recognition plan ("MRP") shares are considered outstanding as they become vested. Diluted EPS shows the dilutive effect of additional common shares upon exercise of stock options.

Stock-Based Compensation: Employee compensation expense under stock option plans is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at the date of grant. All outstanding options finished vesting during the year ended June 30, 2003.

NOTE 2 - SECURITIES AVAILABLE FOR SALE

Securities available for sale were as follows.

                                                                         Gross            Gross
                                                       Fair           Unrealized        Unrealized
                                                      Value              Gains            Losses
                                                      -----              -----            ------
September 30, 2004
------------------
    U.S. Government agencies                      $   5,409,215      $     17,518     $    (105,668)
                                                  =============      ============     =============

June 30, 2004
-------------
    U.S. Government agencies                      $   5,288,280      $     13,280     $    (222,275)
                                                  =============      ============     =============

Contractual maturities of securities available for sale at September 30, 2004 were as follows. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                     Fair
                                                                    Value
                                                                    -----

           Due after one year through five years               $    2,517,035
           Due after five years through ten years                   2,892,180
                                                               --------------

                                                               $    5,409,215
                                                               ==============

There were no sales of securities during the three months ended September 30, 2004 or 2003. No securities were pledged as collateral at September 30, 2004 or June 30, 2004.

--------------------------------------------------------------------------------

                                   (Continued)

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 2 - SECURITIES AVAILABLE FOR SALE (Continued)

Securities  with  unrealized  losses  at  September  30,  2004,   aggregated  by
investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows.

                                  Less than 12 Months           12 Months or More                       Total
                                  -------------------           -----------------                       -----
                                    Fair      Unrealized         Fair        Unrealized         Fair          Unrealized
Description of Securities           Value        Loss            Value          Loss            Value            Loss
-------------------------           -----        ----            -----          ----            -----            ----
U.S. Government agencies        $         --   $    (--)     $  2,892,180    $  (105,668)    $  2,892,180     $  (105,668)
                                ============   ========      ============    ===========     ============     ===========

Unrealized losses on the investment securities have not been recognized into income because the securities are of high credit quality, management has the intent and ability to hold for the foreseeable future, and the decline in fair value is largely due to changes in interest rates. The fair value is expected to recover as the securities approach their maturity date or reset date.

NOTE 3 - LOANS

Loans were as follows.

                                                  September 30,          June 30,
                                                      2004                 2004
                                                      ----                 ----
      Mortgage loans:
           1-4 family residential                 $  90,081,060       $  89,974,734
           Multi-family residential                   1,322,455           1,330,844
           Commercial real estate                    11,573,548          11,847,794
           Real estate construction and
             development                              4,348,435           3,056,172
           Land                                       1,067,179           1,694,844
                                                  -------------       -------------
               Total mortgage loans                 108,392,677         107,904,388
      Consumer loans                                  4,553,271           4,211,193
      Commercial loans                                5,136,179           4,662,070
                                                  -------------       -------------
               Total loans                          118,082,127         116,777,651
      Less:
           Allowance for loan losses                   (777,000)           (752,900)
           Deferred loan fees                          (372,140)           (372,841)
                                                  -------------       -------------

                                                  $ 116,932,987       $ 115,651,910
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

                                                                               Three Months Ended
                                                                                  September 30,
                                                                                  -------------
                                                                              2004            2003
                                                                              ----            ----
        Balance at beginning of period                                     $ 752,900       $ 766,000
        Provision for losses                                                  26,769          14,051
        Charge-offs                                                           (2,669)        (30,490)
        Recoveries                                                                --             439
                                                                           ---------       ---------

        Balance at end of period                                           $ 777,000       $ 750,000
                                                                           =========       =========

Impaired loans were as follows.

                                                                         September 30,      June 30,
                                                                             2004             2004
                                                                             ----             ----
Period-end impaired loans with no allowance for loan losses allocated      $      --       $      --
Period-end impaired loans with allowance for loan losses allocated           129,000         129,000
Amount of the allowance allocated to impaired loans                          129,000         129,000

                                                                               Three Months Ended
                                                                                  September 30,
                                                                                  -------------
                                                                              2004            2003
                                                                              ----            ----
Average of impaired loans during the period                                $ 129,000       $      --
Interest income recognized during the period                                   3,182              --
Cash-basis interest income recognized                                            530              --

Nonperforming loans were as follows.

                                                                         September 30,      June 30,
                                                                              2004            2004
                                                                              ----            ----
      Loans past due over 90 days still on accrual                         $ 835,000       $ 587,000
      Nonaccrual loans                                                       705,000         624,000

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

--------------------------------------------------------------------------------

                                   (Continued)

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 4 - BORROWED FUNDS

At September 30, 2004 and June 30, 2004, the Association had a cash management line of credit enabling it to borrow up to $8,000,000 from the Federal Home Loan Bank of Cincinnati ("FHLB"). All cash management advances have an original maturity of 90 days. The line of credit must be renewed on an annual basis. There were no outstanding borrowings on this line of credit at September 30, 2004 and June 30, 2004.

As a member of the FHLB system, the Association has the ability to obtain borrowings up to a maximum total of $66.1 million including the cash management line of credit. Advances from the Federal Home Loan Bank were as follows.

                                                                September 30,       June 30,
                                                                     2004             2004
                                                                     ----             ----
      6.13% FHLB fixed-rate advance, due June 25, 2008           $ 7,000,000      $ 7,000,000
      6.00% FHLB convertible advance, fixed-rate until
        June 2004, due June 11, 2009                               5,000,000        5,000,000
      6.27% FHLB convertible advance, fixed-rate until
        September 2006, due September 8, 2010                      5,000,000        5,000,000
      5.30% select pay mortgage-matched advance, final
        maturity May 1, 2011                                       1,054,733        1,087,505
      5.35% select pay mortgage-matched advance, final
        maturity July 1, 2011                                      2,154,704        2,466,217
      3.92% select pay mortgage-matched advance, final
        maturity November 1, 2012                                    802,467          823,214
      3.55% select pay mortgage-matched advance, final
        maturity March 1, 2013                                       871,636          893,507
      4.09% select pay mortgage-matched advance, final
        maturity November 1, 2017                                    817,208          828,866
      3.31% select pay mortgage-matched advance, final
        maturity April 1, 2019                                       978,393          991,393
      4.72% select pay mortgage-matched advance, final
        maturity November 1, 2022                                  2,685,784        2,709,021
      4.38% select pay mortgage-matched advance, final
        maturity December 1, 2022                                    895,946          903,923
      3.92% select pay mortgage-matched advance, final
        maturity December 1, 2022                                    846,271          854,173
      3.64% select pay mortgage-matched advance, final
        maturity March 1, 2023                                     2,558,436        2,582,569
                                                                 -----------      -----------

                                                                 $30,665,578      $31,140,388
                                                                 ===========      ===========

Advances under the borrowing agreements are collateralized by a blanket pledge of the Association's residential mortgage loan portfolio and its FHLB stock.

The interest rates on the convertible advances are fixed for a specified number of years, then convertible to a variable rate at the option of the FHLB. If the convertible option is exercised, the advance may be prepaid without prepayment fee. The select pay mortgage-matched advances require monthly principal and interest payments and annual additional principal payments.

--------------------------------------------------------------------------------

                                   (Continued)

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 4 - BORROWED FUNDS (Continued)

Maturities of FHLB advances for the next five years and thereafter were as follows.

             Year ended September 30,
                      2005                          $  1,971,183
                      2006                             1,761,721
                      2007                             1,576,525
                      2008                             8,412,778
                      2009                             6,268,005
                   Thereafter                         10,675,366
                                                    ------------

                                                    $ 30,665,578
                                                    ------------

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

The contractual amount of financial instruments with off-balance-sheet risk was as follows.

                                                     September 30,     June 30,
                                                         2004            2004
                                                         ----            ----

1-4 family residential real estate - fixed rate      $     66,000    $   299,000
1-4 family residential real estate - variable rate        631,000        212,000
Commercial real estate - variable rate                         --        265,000
Commercial lines of credit                              2,863,000      3,186,000
Home equity lines of credit                               835,000        823,000

The interest rate on fixed-rate commitments was 6.00% at September 30, 2004 and ranged from 5.88% to 6.75% at June 30, 2004. Commitments to make loans are generally made for a period of 30 days or less. The maximum maturity for fixed-rate commitments range from 10 years to 20 years.

At September 30, 2004 and June 30, 2004, the Corporation was required to have $2,793,000 and $3,454,000 on deposit with its correspondent banks as a compensating clearing requirement.

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

                                                             Three Months Ended
                                                                September 30,
                                                                -------------
                                                           2004               2003
                                                           ----               ----
      Basic Earnings Per Common Share

            Net income                                  $   239,874       $   248,586
                                                        ===========       ===========

            Weighted average common shares
              outstanding                                 1,432,648         1,439,501
            Less: Average unallocated ESOP shares           (60,494)          (72,785)
                                                        -----------       -----------
            Weighted average common shares
              outstanding for basic earnings
              per common share                            1,372,154         1,366,716
                                                        ===========       ===========

            Basic earnings per common share             $      0.17       $      0.18
                                                        ===========       ===========

      Diluted Earnings Per Common Share

            Net income                                  $   239,874       $   248,586
                                                        ===========       ===========

            Weighted average common shares
              outstanding for basic earnings
              per common share                            1,372,154         1,366,716
            Add:  Dilutive effects of assumed
               exercises of stock options                       542                --
                                                        -----------       -----------
            Weighted average common shares
               and dilutive potential common
              shares outstanding                          1,372,696         1,366,716
                                                        ===========       ===========

            Diluted earnings per common share           $      0.17       $      0.18
                                                        ===========       ===========

--------------------------------------------------------------------------------

                                   (Continued)

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 6 - EARNINGS PER SHARE (Continued)

1,245 of the outstanding stock options at September 30, 2004 were antidilutive for the three months ended September 30, 2004 as the exercise price of those options was greater than the average market price for the period. All stock options outstanding at September 30, 2003 were antidilutive for the three months ended September 30, 2003 as the exercise price of outstanding options was greater than the average market price for the period.

--------------------------------------------------------------------------------

                                   (Continued)

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis
        ------------------------------------

Introduction

In the following pages, management presents an analysis of the consolidated financial condition of the Corporation as of September 30, 2004, compared to June 30, 2004, and results of operations for the three months ended September 30, 2004, compared with the same period in 2003. This discussion is designed to provide a more comprehensive review of operating results and financial position than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the interim financial statements and related footnotes included herein.

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

Financial Condition

Total assets at September 30, 2004 were $134.8 million compared to $135.8 million at June 30, 2004, a decrease of $1.0 million. The decrease in total assets was primarily due to a decrease in cash and cash equivalents resulting from a decrease in deposits and FHLB advances.

As the economy begins to slowly recover and interest rates move upward, Management will continue to focus on interest rate spread. Loan demand is gradually increasing, however, the refinancing activity which occurred last year when interest rates reached their lowest levels has now subsided. Loan activity for the purchase or construction of single family dwellings is increasing, as is activity for development loans for extensions of existing subdivisions. Management continues to anticipate an increase in deposit balances as interest rates begin to rise and customers begin to move funds into higher yielding certificates of deposit versus the more liquid types of accounts.

--------------------------------------------------------------------------------

                                   (Continued)

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Cash and cash equivalents decreased $2.2 million from $10.0 million at June 30, 2004 to $7.8 million at September 30, 2004. These funds were used to offset the decrease in deposits and borrowed money and fund the increase in loans.

The securities portfolio, which is classified as available for sale, increased $0.1 million, from $5.3 million at June 30, 2004 to $5.4 million at September 30, 2004. The increase is related to an increase in the fair market value of the securities during the reporting period as no securities transactions occurred.

Loans increased $1.3 million from $115.6 million at June 30, 2004 to $116.9 million at September 30, 2004. The most significant change was in real estate construction and development loans which increased $1.3 million from $3.0 million at June 30, 2004 to $4.3 million at September 30, 2004. This increase resulted as the borrowers of the related construction projects requested funds from the previously undrawn amounts of existing loans. Consumer and commercial loans also provided increases to the loan portfolio with increases of $0.3 million and $0.5 million respectively from June 30, 2004 to September 30, 2004. Significant decreases in the loan portfolio were in land loans which decreased $0.6 million from $1.7 million at June 30, 2004 to $1.1 million at September 30, 2004 and commercial real estate loans which decreased $0.3 million during the same period. Other loan categories had nominal changes.

Premises and equipment decreased $35,000 from $2,125,000 at June 30, 2004 to $2,090,000 at September 30, 2004. This decrease resulted from the normal depreciation of existing assets.

Total deposits decreased $0.6 million from $86.8 million at June 30, 2004 to $86.2 million at September 30, 2004 due to decreases in certificates of deposit and money market accounts, partially offset by increases in savings, NOW accounts and non-interest bearing commercial demand accounts. Certificates of deposit decreased $1.4 million resulting from matured certificates, which were not renewed due to the low interest rate environment. This prompted a partial shift of funds to more liquid savings and NOW accounts, which increased $271,000 and $362,000, respectively from June 30, 2004 to September 30, 2004. Non-interest bearing commercial demand increased $248,000 since June 30, 2004. The overall decrease in deposits occurred as customers searched for higher returns or elected to spend rather than save or invest.

Borrowed  funds  decreased  $475,000  from  $31,140,000  at  June  30,  2004  to
$30,665,000 at September 30, 2004. This decrease was the result of scheduled repayments of the long-term advances.

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

Three Months Ended September 30, 2004 Compared to the Three Months Ended September 30, 2003

--------------------------------------------------------------------------------

                                   (Continued)

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

Net Income. The Corporation earned net income of $240,000 for the three months ended September 30, 2004 compared to $249,000 for the three months ended September 30, 2003. The decrease of $9,000 in net income was primarily due to an increase in noninterest expense coupled with an increase in the provision for loan losses partially offset by an increase in net interest income and a decrease in income tax expense.

Net Interest Income. Net interest income totaled $1,131,000 for the three months ended September 30, 2004 compared to $1,119,000 for the three months ended September 30, 2003, representing an increase of $12,000. The increase was the result of a larger decrease in interest expense on deposits and borrowed money compared to the decline in interest income on loans and other sources of interest income.

Interest and fees on loans decreased $114,000, or 5.8% from $1,952,000 for the three months ended September 30, 2003 to $1,838,000 for the three months ended September 30, 2004. The decrease in interest income was due primarily to a lower average yield earned on loans due to the lower interest rate environment partially offset by an increase in the average balance. The yield on loans declined from 6.75% for the three months ended September 30, 2003 to 6.30% for the three months ended September 30, 2004.

Interest on securities decreased $25,000 due to a lower average balance for the current three-month period partially offset by a slightly higher average interest rate.

Interest paid on deposits decreased $139,000, or 27.4% from $509,000 for the three months ended September 30, 2003 to $370,000 for the three months ended September 30, 2004. The decrease resulted from a lower average interest rate coupled with a lower average balance of deposits. The average cost of deposits declined from 2.21% for the three months ended September 30, 2003 to 1.73% for the three months ended September 30, 2004.

Interest paid on borrowed funds totaled $411,000 for the three months ended September 30, 2004 compared to $426,000 for the three months ended September 30, 2003. The decrease in interest expense on borrowed funds resulted from a decrease in the average balance of borrowed funds.

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

The provision for loan losses for the three months ended September 30, 2004 totaled $27,000 compared to $14,000 for the three months ended September 30, 2003. The increase of $13,000 in the provision for losses was due to an increase in the total outstanding balance of loans coupled with an increae in nonperforming loans during the current three-month period compared to the same period a year ago. The allowance for loan losses totaled $777,000, or 0.66% of gross loans receivable net of deferred loan origination fees and 50.5% of total nonperforming loans at September 30, 2004, compared with $753,000, or 0.65% of gross loans receivable, net of deferred loan origination fees and 62.2% of total nonperforming loans at June 30, 2004. The Corporation experienced $3,000 in charge offs during the

--------------------------------------------------------------------------------

                                   (Continued)

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

current period primarily related to consumer loans. The Corporation's charge-off history remains very modest and is the product of a variety of factors, including the Corporation's underwriting guidelines, which generally require a loan-to-value or projected completed value ratio of 80% for purchase or construction of one- to four-family residential properties and 75% for commercial real estate and land loans, established income information and defined ratios of debt to income.

Noninterest income. Noninterest income includes service fees and other miscellaneous income and decreased $2,000 from $34,000 for the three months ended September 30, 2003 to $32,000 for the three months ended September 30, 2004.

Noninterest expense. Noninterest expense totaled $760,000 for the three months ended September 30, 2004 compared to $744,000 for the three months ended September 30, 2003, an increase of $16,000. This increase was partially due to normal increases in compensation plus the impact of the Corporation's increased stock price on the ESOP plan. Also affecting the increase in compensation was a $21,000 decrease in the amount of compensation expense that was deferred for loan origination costs during the current quarter as compared to the same period a year ago due to the slowdown of mortgage loan refinancings.

Income Tax Expense. Income tax expense totaled $135,000 for the three months ended September 30, 2004 compared to $147,000 for the three months ended September 30, 2003, representing a decrease of $12,000. The decrease in income tax expense is reflective of the decrease in net income before income taxes. The effective tax rate was 36.1% and 37.1% for the three months ended September 30, 2004 and 2003 respectively.

--------------------------------------------------------------------------------

                                   (Continued)

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

Liquidity and Capital Resources

The Corporation's liquidity, primarily represented by cash and cash equivalents, is a result of operating, investing and financing activities. These activities are summarized below for the three months ended September 30, 2004 and 2003.

                                                              Three Months
                                                           Ended September 30,
                                                           -------------------
                                                          2004           2003
                                                          ----           ----
                                                         (Dollars in thousands)

Net income                                              $    240       $    249
Adjustments to reconcile net income to net cash from
  operating activities                                        50            (13)
                                                        --------       --------
Net cash from operating activities                           290            236
Net cash from investing activities                        (1,316)         1,958
Net cash from financing activities                        (1,226)        (2,888)
                                                        --------       --------
Net change in cash and cash equivalents                   (2,252)          (694)
Cash and cash equivalents at beginning of period          10,034         12,301
                                                        --------       --------

Cash and cash equivalents at end of period              $  7,782       $ 11,607
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

The Corporation also has the ability to borrow from the FHLB up to a maximum total of $66.1 million including the cash management line of credit. See Note 4 of the Notes to Consolidated Financial Statements for a detail of the Corporation's borrowings from the FHLB at September 30, 2004.

At September 30, 2004, the Corporation had commitments to originate fixed-rate residential real estate loans totaling $66,000 and variable-rate residential real estate loans totaling $631,000. Loan commitments are generally for 30 days. See Note 5 of the Notes to Consolidated Financial Statements for a detail of the Corporation's loan commitments at September 30, 2004. The Office of Thrift Supervision regulations require the Corporation's insured subsidiary to maintain a safe and sound level of liquid assets. The Corporation considers its liquidity and capital reserves sufficient to meet its outstanding short and long-term needs, and believes it is in compliance with regulatory requirements.

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

--------------------------------------------------------------------------------

                                   (Continued)

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

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

At September 30, 2004 and June 30, 2004, management believes the Association complies with all regulatory capital requirements. Based on the Association's computed regulatory capital ratios, the Association is considered well capitalized under the Federal Deposit Insurance Act at September 30, 2004 and June 30, 2004. No conditions or events have occurred subsequent to the last notification by regulators that management believes would have changed the Association's category.

At September 30, 2004 and June 30, 2004, the Association's actual capital levels, minimum required levels and levels to be considered "well capitalized" were as follows.

                                                                                                     To Be
                                                                                                Well Capitalized
                                                                     For Capital             Under Prompt Corrective
                                           Actual                 Adequacy Purposes            Action Regulations
                                           ------                 -----------------            ------------------
                                    Amount         Ratio        Amount         Ratio         Amount           Ratio
                                    ------         -----        ------         -----         ------           -----
                                                               (Dollars in Thousands)
                                                               ----------------------
September 30, 2004
------------------
Total capital (to risk-
  weighted assets)               $  15,791         20.3%      $  6,219          8.0%       $    7,774          10.0%
Tier 1 (core) capital (to
  risk-weighted assets)             15,158         19.5          3,110          4.0             4,664           6.0
Tier 1 (core) capital (to
  adjusted total assets)            15,158         11.2          5,401          4.0             6,751           5.0
Tangible capital (to
  adjusted total assets)            15,158         11.2          2,025          1.5               N/A

June 30, 2004
-------------
Total capital (to risk-
  weighted assets)               $  15,448         20.0%      $  6,176          8.0%       $    7,720          10.0%
Tier 1 (core) capital (to
  risk-weighted assets)             14,855         19.2          3,088          4.0             4,632           6.0
Tier 1 (core) capital (to
  adjusted total assets)            14,855         10.9          5,440          4.0             6,801           5.0
Tangible capital (to
  adjusted total assets)            14,855         10.9          2,040          1.5               N/A

--------------------------------------------------------------------------------

                                   (Continued)

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                             CONTROLS AND PROCEDURES

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
            -----------------------------------------------------------

            None.

Item 3.     Defaults Upon Senior Securities
            -------------------------------

            Not applicable.

Item 4.     Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------

            None

Item 5.     Other Information
            -----------------

            None

Item 6.     Exhibits and Reports on Form 8-K
            --------------------------------

            (a)   (1) Exhibits 31.1 and 31.2: Section 302 Certifications

                  (2) Exhibit 32: Section 906 Certifications

            (b) Form 8-K was furnished on July 21, 2004. Under Item 5, Other Events, the Corporation reported the issuance of a press release to announce the quarterly and year to date earnings for the period ending June 30, 2004 and declare a regular dividend. The Coporation also announced the date of the 2004 Annual Meeting of Shareholders.

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


Date: November 15, 2004                    /s/ Douglas Stewart
      --------------------                 -------------------------------------
                                           Douglas Stewart
                                           President and Chief Executive Officer


Date: November 15, 2004                    /s/ Debra Geuy
      --------------------                 -------------------------------------
                                           Debra Geuy
                                           Chief Financial Officer

--------------------------------------------------------------------------------

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                                INDEX TO EXHIBITS

EXHIBIT
 NUMBER     DESCRIPTION
 ------     -----------
  3.1       Articles    of     Incorporation    of        Incorporated  by  reference  to  the  Registration
            Peoples-Sidney Financial Corporation          Statement  on Form S-1  filed by  Peopl(e)s-Sidney
                                                          Financial  Corporation  on January  27,  1997 (the
                                                          "S-1") with the Securities and Exchange Commission
                                                          (the "SEC"), Exhibit 3.1.

  3.2       Bylaws  of  Peoples-Sidney   Financial        Incorporated by reference to the S-1, Exhibit 3.2.
            Corporation

  10.1      Employee Stock Ownership Plan                 Incorporated by reference to the S-1, Exhibit 10.1

  10.2      Form  of  Employment   Agreement  with        Incorporated by  Pre-Effective  Amendment No. 1 to
            Douglas Stewart                               the S-1  filed  with  the SEC on March  12,  1997,
                                                          Exhibit 10.2

  10.3      Form  of  Employment  Agreements  with        Incorporated by  Pre-Effective  Amendment No. 1 to
            David R. Fogt,  Gary N. Fullenkamp and        the S-1  filed  with  the SEC on March  12,  1997,
            Debra A. Geuy                                 Exhibit 10.3


  10.4      Form of Severance Agreement with Steve        Incorporated by  Pre-Effective  Amendment No. 1 to
            Goins                                         the S-1  filed  with  the SEC on March  12,  1997,
                                                          Exhibit 10.4

  10.5      401 (k) Plan                                  Incorporated by  Pre-Effective  Amendment No. 1 to
                                                          the S-1  filed  with  the SEC on March  12,  1997,
                                                          Exhibit 10.5

  10.6      Peoples-Sidney  Financial  Corporation        Filed as an  exhibit  to the  Registrant's  Annual
            Amended and Restated 1998 Stock Option        Report on Form  10-KSB for the  fiscal  year ended
            and Incentive Plan                            June 30, 1999 (File No.  0-22223) and  incorporate
                                                          herein by reference.

  10.7      Peoples-Sidney  Financial  Corporation        Filed as an  exhibit  to the  Registrant's  Annual
            Amended and Restated  1998  Management        Report on Form  10-KSB for the  fiscal  year ended
            Recognition Plan                              June 30, 1999 (File No.  0-22223) and  incorporate
                                                          herein by reference.

  11        Statement  Regarding   Computation  of        See   Note   6  to  the   consolidated   financial
            Earnings per Share                            statements.

  31.1      Certification  of Principal  Executive
            Officer Pursuant to Section 302 of the
            Sarbanes-Oxley Act of 2002

  31.2      Certification  of Principal  Financial
            Officer Pursuant to Section 302 of the
            Sarbanes-Oxley Act of 2002

--------------------------------------------------------------------------------

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                                INDEX TO EXHIBITS
--------------------------------------------------------------------------------

 EXHIBIT
  NUMBER    DESCRIPTION
  ------    -----------

  32        Certifications  of the Chief Executive
            Officer   and  the   Chief   Financial
            Officer Pursuant to Section 906 of the
            Sarbanes-Oxley Act of 2002

--------------------------------------------------------------------------------