Form 10QSB
period 2004-12-31
PEOPLES SIDNEY FINANCIAL CORP
filed 2005-02-14
CIK 1031340

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

      |X| QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

Yes |X| No |_|

As of February 4, 2005 the latest practicable date, 1,432,648 shares of the issuer's common shares, $.01 par value, were issued and outstanding.

Transitional Small Business Disclosure Format (Check One):

Yes |_| No |X|


--------------------------------------------------------------------------------

                      PEOPLES-SIDNEY FINANCIAL CORPORATION

                                      INDEX

                                                                                    Page
                                                                                    ----
PART I - FINANCIAL INFORMATION

 Item 1.  Financial Statements (Unaudited)

          Consolidated Balance Sheets.............................................    3

          Consolidated Statements of Income ......................................    4

          Consolidated Statements of Comprehensive Income.........................    5

          Condensed Consolidated Statements of Changes in Shareholders' Equity....    6

          Consolidated Statements of Cash Flows ..................................    7

          Notes to Consolidated Financial Statements .............................    8

 Item 2.  Management's Discussion and Analysis or Plan or Operation...............   15

 Item 3.  Controls and Procedures.................................................   22

PART II - OTHER INFORMATION

 Item 1.  Legal Proceedings.......................................................   23

 Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.............   23

 Item 3.  Defaults Upon Senior Securities.........................................   23

 Item 4.  Submission of Matters to a Vote of Security Holders.....................   23

 Item 5.  Other Information.......................................................   23

 Item 6.  Exhibits................................................................   23

SIGNATURES .......................................................................   24

INDEX TO EXHIBITS.................................................................   25


--------------------------------------------------------------------------------

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

--------------------------------------------------------------------------------

Item 1. Financial Statements
        --------------------

                                                              December 31,       June 30,
                                                                  2004             2004
                                                                  ----             ----
ASSETS
Cash and due from financial institutions                     $   1,126,075    $   1,327,745
Interest-bearing deposits in other financial institutions        5,369,918        4,705,943
Overnight deposits                                                      --        4,000,000
                                                             -------------    -------------
     Total cash and cash equivalents                             6,495,993       10,033,688
Securities available for sale                                    5,409,220        5,288,280
Federal Home Loan Bank stock                                     1,635,700        1,601,400
Loans, net of allowance of $777,700 and $752,900               118,640,317      115,651,910
Accrued interest receivable                                        707,002          670,521
Premises and equipment, net                                      2,109,728        2,124,986
Real estate owned                                                  185,400           99,085
Other assets                                                       196,351          301,160
                                                             -------------    -------------

     Total assets                                            $ 135,379,711    $ 135,771,030
                                                             =============    =============

LIABILITIES
Deposits                                                     $  87,379,887    $  86,764,253
Borrowed funds                                                  30,053,838       31,140,388
Accrued interest payable and other liabilities                     371,430          435,476
                                                             -------------    -------------
     Total liabilities                                         117,805,155      118,340,117

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value, 500,000 shares
  authorized, none issued and outstanding                               --               --
Common stock, $.01 par value, 3,500,000 shares
  authorized, 1,785,375 shares issued                               17,854           17,854
Additional paid-in capital                                      10,770,752       10,748,851
Retained earnings                                               11,615,946       11,642,982
Treasury stock, 352,727 shares, at cost                         (4,113,716)      (4,113,716)
Unearned employee stock ownership plan shares                     (658,045)        (727,121)
Accumulated other comprehensive loss                               (58,235)        (137,937)
                                                             -------------    -------------
     Total shareholders' equity                                 17,574,556       17,430,913
                                                             -------------    -------------

     Total liabilities and shareholders' equity              $ 135,379,711    $ 135,771,030
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

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                          Three Months Ended            Six Months Ended
                                                             December 31,                 December 31,
                                                             ------------                 ------------
                                                          2004           2003          2004           2003
                                                          ----           ----          ----           ----
Interest income
     Loans, including fees                            $ 1,835,396    $ 1,879,314   $ 3,673,206    $ 3,831,112
     Securities                                            50,868         60,590        96,458        130,919
     Demand, time and overnight deposits                   18,416          8,816        29,299         25,659
     Dividends on FHLB Stock                               17,290         15,673        34,398         31,189
                                                      -----------    -----------   -----------    -----------
         Total interest income                          1,921,970      1,964,393     3,833,361      4,018,879

Interest expense
     Deposits                                             378,596        440,641       748,493        949,853
     Borrowed funds                                       405,966        420,701       816,829        846,575
                                                      -----------    -----------   -----------    -----------
         Total interest expense                           784,562        861,342     1,565,322      1,796,428
                                                      -----------    -----------   -----------    -----------

Net interest income                                     1,137,408      1,103,051     2,268,039      2,222,451

Provision for loan losses                                     700          9,934        27,469         23,985
                                                      -----------    -----------   -----------    -----------

Net interest income after provision for loan losses     1,136,708      1,093,117     2,240,570      2,198,466

Noninterest income
     Service fees and other charges                        32,995         33,194        64,672         67,326
     Gain (loss) on real estate owned                     (23,328)         7,724       (23,328)         7,724
                                                      -----------    -----------   -----------    -----------
         Total noninterest income                           9,667         40,918        41,344         75,050

Noninterest expense
     Compensation and benefits                            389,221        397,123       798,958        785,235
     Director fees                                         24,300         24,300        48,600         48,600
     Occupancy and equipment                               94,012         98,156       196,628        199,128
     Computer processing                                   61,778         61,257       120,720        123,078
     State franchise taxes                                 53,049         50,515       105,847         99,073
     Professional fees                                     36,109         37,850        64,503         65,666
     Other                                                 90,757         86,420       174,335        179,136
                                                      -----------    -----------   -----------    -----------
         Total noninterest expense                        749,226        755,621     1,509,591      1,499,916
                                                      -----------    -----------   -----------    -----------

Income before income taxes                                397,149        378,414       772,323        773,600

Income tax expense                                        143,200        140,300       278,500        286,900
                                                      -----------    -----------   -----------    -----------

Net income                                            $   253,949    $   238,114   $   493,823    $   486,700
                                                      ===========    ===========   ===========    ===========

Earnings per common share - basic                     $      0.18    $      0.17   $      0.36    $      0.36
                                                      ===========    ===========   ===========    ===========

Earnings per common share - diluted                   $      0.18    $      0.17   $      0.36    $      0.36
                                                      ===========    ===========   ===========    ===========


--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                  Three Months Ended         Six Months Ended
                                                     December 31,              December 31,
                                                     ------------              ------------
                                                   2004         2003         2004         2003
                                                   ----         ----         ----         ----
Net income                                      $ 253,949    $ 238,114    $ 493,823    $ 486,700

Other comprehensive income (loss)
     Unrealized holding gains and (losses) on
       available-for-sale securities                  (84)     (73,985)     120,761     (172,730)
     Tax effect                                        28       25,155      (41,059)      58,729
                                                ---------    ---------    ---------    ---------
         Other comprehensive income (loss)            (56)     (48,830)      79,702     (114,001)
                                                ---------    ---------    ---------    ---------

Comprehensive income                            $ 253,893    $ 189,284    $ 573,525    $ 372,699
                                                =========    =========    =========    =========


--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
                              SHAREHOLDERS' EQUITY
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                           Three Months Ended               Six Months Ended
                                                              December 31,                    December 31,
                                                              ------------                    ------------
                                                          2004            2003            2004            2003
                                                          ----            ----            ----            ----
Balance, beginning of period                          $ 17,605,981    $ 17,432,268    $ 17,430,913    $ 17,384,280

Net income for period                                      253,949         238,114         493,823         486,700

Cash dividends, $.24 and $.23 per share for
  the three months ended December 31, 2004
  and 2003, $.38 and $.36 per share for the
  six months ended December 31, 2004 and 2003             (328,964)       (313,989)       (520,859)       (491,461)

Purchase of 6,853 shares of
  treasury stock for the three and six months
  ended December 31, 2003, at cost                              --         (92,516)             --         (92,516)

Commitment to release 2,943 and 3,091 employee
  stock ownership plan shares for the three
  months ended December 31, 2004 and 2003 and
  5,887 and 6,182 employee stock ownership plan
  shares for the six months ended December 31, 2004
  and 2003, at fair value                                   43,646          43,640          90,977          85,685

Change in fair value on securities available for
  sale, net of tax                                             (56)        (48,830)         79,702        (114,001)
                                                      ------------    ------------    ------------    ------------

Balance, end of period                                $ 17,574,556    $ 17,258,687    $ 17,574,556    $ 17,258,687
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

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                              Six Months Ended
                                                                                December 31,
                                                                                ------------
                                                                            2004            2003
                                                                            ----            ----
Cash flows from operating activities
     Net income                                                        $    493,823    $    486,700
     Adjustments to reconcile net income to net cash from
       operating activities
         Depreciation                                                        89,054          94,062
         Provision for loan losses                                           27,469          23,985
         (Gain) loss on real estate owned                                    23,328          (7,724)
         FHLB stock dividends                                               (34,300)        (31,100)
         Compensation expense for ESOP shares                                90,977          85,685
         Change in:
              Accrued interest receivable and other assets                   68,149         178,473
              Accrued expense and other liabilities                        (105,105)       (265,141)
              Deferred loan fees                                              1,526          23,498
                                                                       ------------    ------------
                  Net cash from operating activities                        654,921         588,438

Cash flows from investing activities
     Proceeds from maturities/calls of securities available for sale             --       4,000,000
     Net change in loans                                                 (3,127,045)     (3,050,393)
     Premises and equipment expenditures                                    (73,796)       (427,151)
     Proceeds from sale of real estate owned                                     --         181,787
                                                                       ------------    ------------
         Net cash from investing activities                              (3,200,841)        704,243

Cash flows from financing activities
     Net change in deposits                                                 615,634      (5,469,776)
     Repayments of long-term FHLB advances                               (1,086,550)     (1,183,975)
     Cash dividends paid                                                   (520,859)       (491,461)
     Purchase of treasury stock                                                  --         (92,516)
                                                                       ------------    ------------
         Net cash from financing activities                                (991,775)     (7,237,728)
                                                                       ------------    ------------

Net change in cash and cash equivalents                                  (3,537,695)     (5,945,047)

Cash and cash equivalents at beginning of period                         10,033,688      12,300,598
                                                                       ------------    ------------

Cash and cash equivalents at end of period                             $  6,495,993    $  6,355,551
                                                                       ============    ============

Supplemental disclosures of cash flow information
     Cash paid during the period for
         Interest                                                      $  1,563,685    $  1,810,043
         Income taxes                                                       295,000         282,000
Noncash transactions
         Transfer from loans to other real estate owned                $    109,643    $     64,760


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

These interim consolidated financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of the Corporation at December 31, 2004 and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances, and should be read in conjunction with the consolidated financial statements and notes thereto of the Corporation for the fiscal year ended June 30, 2004, included in the Corporation's 2004 Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004. Reference is made to the accounting policies of the Corporation described in the notes to consolidated financial statements contained in such report. The Corporation has consistently followed these policies in preparing this Form 10-QSB.

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

                                                       Gross           Gross
                                         Fair        Unrealized      Unrealized
                                         Value         Gains           Losses
                                      -----------    -----------    -----------
December 31, 2004
    U.S. Government agencies          $ 5,409,220    $    10,470    $   (98,704)
                                      ===========    ===========    ===========

June 30, 2004
    U.S. Government agencies          $ 5,288,280    $    13,280    $  (222,275)
                                      ===========    ===========    ===========

Contractual maturities of securities available for sale at December 31, 2004 were as follows. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                              Fair
                                                              Value
                                                           -----------
       Due after one year through five years               $ 2,508,910
       Due after five years through ten years                2,900,310
                                                           -----------

                                                           $ 5,409,220
                                                           ===========

There were no sales of securities during the three or six months ended December 31, 2004 or 2003. No securities were pledged as collateral at December 31, 2004 or June 30, 2004.


--------------------------------------------------------------------------------

                                   (Continued)

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 2 - SECURITIES AVAILABLE FOR SALE (Continued)

Securities with unrealized losses at December 31, 2004 and June 30, 2004, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows.

                                   Less than 12 Months          12 Months or More                 Total
                                   -------------------          -----------------                 -----
                                  Fair       Unrealized        Fair       Unrealized        Fair       Unrealized
Description of Securities         Value         Loss           Value         Loss           Value         Loss
-------------------------         -----         ----           -----         ----           -----         ----
December 31, 2004
-----------------
U.S. Government agencies       $ 1,998,440   $    (1,105)   $ 2,900,310   $   (97,599)   $ 4,898,750   $   (98,704)
                               ===========   ===========    ===========   ===========    ===========   ===========

June 30, 2004
-------------
U.S. Government agencies       $ 2,949,380   $   (50,109)   $ 1,825,620   $  (172,166)   $ 4,775,000   $  (222,275)
                               ===========   ===========    ===========   ===========    ===========   ===========

Unrealized losses on the investment securities have not been recognized into income because the securities are of high credit quality, management has the intent and ability to hold for the foreseeable future, and the decline in fair value is largely due to changes in interest rates. The fair value is expected to recover as the securities approach their maturity date or reset date.

NOTE 3 - LOANS

Loans were as follows.

                                          December 31,        June 30,
                                              2004              2004
                                              ----              ----
    Mortgage loans:
         1-4 family residential          $  90,375,982     $  89,974,734
         Multi-family residential            1,313,223         1,330,844
         Commercial real estate             12,498,663        11,847,794
         Real estate construction and
           development                       4,085,230         3,056,172
         Land                                1,330,959         1,694,844
                                         -------------     -------------
             Total mortgage loans          109,604,057       107,904,388
    Consumer loans                           4,815,920         4,211,193
    Commercial loans                         5,372,407         4,662,070
                                         -------------     -------------
             Total loans                   119,792,384       116,777,651
    Less:
         Allowance for loan losses            (777,700)         (752,900)
         Deferred loan fees                   (374,367)         (372,841)
                                         -------------     -------------

                                         $ 118,640,317     $ 115,651,910
                                         =============     =============


--------------------------------------------------------------------------------

                                   (Continued)

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 3 - LOANS (Continued)

Activity in the allowance for loan losses is summarized as follows.

                                    Three Months Ended           Six Months Ended
                                       December 31,                December 31,
                                       ------------                ------------
                                     2004         2003          2004          2003
                                     ----         ----          ----          ----
Balance at beginning of period    $ 777,000    $ 750,000     $ 752,900     $ 766,000
Provision for losses                    700        9,934        27,469        23,985
Charge-offs                              --        (2034)       (2,669)      (32,524)
Recoveries                               --           --            --           439
                                  ---------    ---------     ---------     ---------

Balance at end of period          $ 777,700    $ 757,900     $ 777,700     $ 757,900
                                  =========    =========     =========     =========

Impaired loans were as follows.

                                                                          December 31,   June 30,
                                                                              2004         2004
                                                                              ----         ----
Period-end impaired loans with no allowance for loan losses allocated      $      --    $      --
Period-end impaired loans with allowance for loan losses allocated           220,000      129,000
Amount of the allowance allocated to impaired loans                          110,000      129,000

                                                  Three Months Ended          Six Months Ended
                                                     December 31,               December 31,
                                                     ------------               ------------
                                                   2004         2003         2004         2003
                                                   ----         ----         ----         ----
Average of impaired loans during the period     $ 190,000    $      --    $ 159,000    $      --
Interest income recognized during the period        2,194           --        5,376           --
Cash-basis interest income recognized                 539           --        1,069           --

Nonperforming loans were as follows.

                                                      December 31,    June 30,
                                                          2004          2004
                                                          ----          ----

     Loans past due over 90 days still on accrual     $   861,000    $   587,000
     Nonaccrual loans                                   1,532,000        624,000

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


--------------------------------------------------------------------------------

                                   (Continued)

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 4 - BORROWED FUNDS

At December 31, 2004 and June 30, 2004, the Association had a cash management line of credit enabling it to borrow up to $8,000,000 from the Federal Home Loan Bank of Cincinnati ("FHLB"). All cash management advances have an original maturity of 90 days. The line of credit must be renewed on an annual basis. There were no outstanding borrowings on this line of credit at December 31, 2004 and June 30, 2004.

As a member of the FHLB system, the Association has the ability to obtain borrowings up to a maximum total of $66.0 million including the cash management line of credit. Advances from the Federal Home Loan Bank were as follows.

                                                          December 31,       June 30,
                                                              2004            2004
                                                              ----            ----
      6.13% FHLB fixed-rate advance, due June 25, 2008    $  7,000,000    $  7,000,000
      6.00% FHLB convertible advance, fixed-rate until
        June 2004, due June 11, 2009                         5,000,000       5,000,000
      6.27% FHLB convertible advance, fixed-rate until
        September 2006, due September 8, 2010                5,000,000       5,000,000
      5.30% select pay mortgage-matched advance, final
        maturity May 1, 2011                                 1,021,524       1,087,505
      5.35% select pay mortgage-matched advance, final
        maturity July 1, 2011                                2,088,941       2,466,217
      3.92% select pay mortgage-matched advance, final
        maturity November 1, 2012                              742,441         823,214
      3.55% select pay mortgage-matched advance, final
        maturity March 1, 2013                                 849,570         893,507
      4.09% select pay mortgage-matched advance, final
        maturity November 1, 2017                              724,887         828,866
      3.31% select pay mortgage-matched advance, final
        maturity April 1, 2019                                 965,286         991,393
      4.72% select pay mortgage-matched advance, final
        maturity November 1, 2022                            2,529,159       2,709,021
      4.38% select pay mortgage-matched advance, final
        maturity December 1, 2022                              843,487         903,923
      3.92% select pay mortgage-matched advance, final
        maturity December 1, 2022                              754,461         854,173
      3.64% select pay mortgage-matched advance, final
        maturity March 1, 2023                               2,534,082       2,582,569
                                                          ------------    ------------

                                                          $ 30,053,838    $ 31,140,388
                                                          ============    ============

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


--------------------------------------------------------------------------------

                                   (Continued)

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 4 - BORROWED FUNDS (Continued)

Maturities of FHLB advances for the next five years and thereafter were as follows.

          Year ended December 31,
                   2005                              $  1,917,259
                   2006                                 1,712,434
                   2007                                 1,531,457
                   2008                                 8,371,551
                   2009                                 6,230,280
                Thereafter                             10,290,857
                                                     ------------

                                                     $ 30,053,838
                                                     ============

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

The contractual amount of financial instruments with off-balance-sheet risk was as follows.

                                                      December 31,     June 30,
                                                          2004           2004
                                                          ----           ----

1-4 family residential real estate - fixed rate       $    74,000    $   299,000
1-4 family residential real estate - variable rate        302,000        212,000
Commercial real estate - variable rate                         --        265,000
Commercial lines of credit                              3,379,000      3,186,000
Home equity lines of credit                               849,000        823,000

The interest rate on fixed-rate commitments ranged from 6.50% to 6.625% at December 31, 2004 and 5.88% to 6.75% at June 30, 2004. Commitments to make loans are generally made for a period of 30 days or less. The maximum maturity for fixed-rate commitments range from 10 years to 20 years.

At December 31, 2004 and June 30, 2004, the Corporation was required to have $2,020,000 and $3,454,000 on deposit with its correspondent banks as a compensating clearing requirement.


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

NOTE 6 - EARNINGS PER SHARE

The factors used in the earnings per share computation follow.

                                                      Three Months Ended             Six Months Ended
                                                      ------------------             ----------------
                                                         December 31,                  December 31,
                                                         ------------                  ------------
                                                     2004           2003           2004           2003
                                                     ----           ----           ----           ----
Basic Earnings Per Common Share
       Net income                                 $   253,949    $   238,114    $   493,823    $   486,700
                                                  ===========    ===========    ===========    ===========

    Weighted average common shares
         outstanding                                1,432,648      1,435,702      1,432,648      1,437,602
    Less:  Average unallocated ESOP shares            (57,550)       (69,694)       (59,022)       (71,239)
                                                  -----------    -----------    -----------    -----------
    Weighted average common shares
      outstanding for basic earnings
      per common share                              1,375,098      1,366,008      1,373,626      1,366,363
                                                  ===========    ===========    ===========    ===========

    Basic earnings per common share               $      0.18    $      0.17    $      0.36    $      0.36
                                                  ===========    ===========    ===========    ===========

Diluted Earnings Per Common Share
    Net income                                    $   253,949    $   238,114    $   493,823    $   486,700
                                                  ===========    ===========    ===========    ===========

    Weighted average common shares
      outstanding for basic earnings
      per common share                              1,375,098      1,366,008      1,373,626      1,366,363
    Add:  Dilutive effects of assumed
    exercises of stock options                             --             --            183             --
                                                  -----------    -----------    -----------    -----------
    Weighted average common shares
      and dilutive potential common
      shares outstanding                            1,375,098      1,366,008      1,373,809      1,366,363
                                                  ===========    ===========    ===========    ===========

    Diluted earnings per common share             $      0.18    $      0.17    $      0.36    $      0.36
                                                  ===========    ===========    ===========    ===========

Stock options not considered in calculation
  Because they were not dilutive                      140,824        140,824          1,245        140,824


--------------------------------------------------------------------------------

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis
        ------------------------------------

Introduction

In the following pages, management presents an analysis of the consolidated financial condition of the Corporation as of December 31, 2004, compared to June 30, 2004, and results of operations for the three and six months ended December 31, 2004, compared with the same periods in 2003. This discussion is designed to provide a more comprehensive review of operating results and financial position than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the interim financial statements and related footnotes included herein.

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

Financial Condition

Total assets at December 31, 2004 were $135.4 million compared to $135.8 million at June 30, 2004, a decrease of $0.4 million. The decrease in total assets was primarily due to a decrease in cash and cash equivalents used to fund an increase in loans and scheduled repayments of long term FHLB advances.

As anticipated, the Federal Reserve Board has continued to increase interest rates. It is anticipated that this will have a slowing effect on consumer spending. If this occurs, loan demand may soften, especially for the larger balance items. We do, however, feel that loan activity related to home construction and purchases will increase during our third quarter. With the rise in interest rates, we also anticipate that depositors will eventually move funds into higher yielding certificates of deposit versus shorter-term liquid types of accounts.


--------------------------------------------------------------------------------

                                   (Continued)

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

Cash and cash equivalents decreased $3.5 million from $10.0 million at June 30, 2004 to $6.5 million at December 31, 2004. These funds were used to repay FHLB advances and fund the increase in loans.

The securities portfolio, which is classified as available for sale, increased $0.1 million, from $5.3 million at June 30, 2004 to $5.4 million at December 31, 2004. The increase is related to an increase in the fair market value of the securities during the reporting period as no securities transactions occurred.

Loans increased $3.0 million from $115.6 million at June 30, 2004 to $118.6 million at December 31, 2004. The most significant change was in real estate construction and development loans, which increased $1.0 million from $3.1 million at June 30, 2004 to $4.1 million at December 31, 2004. This increase resulted as the borrowers of the related construction projects requested funds from the previously undisbursed amounts of existing loans. One to four-family residential loans increased $0.4 million and commercial real estate loans increased $0.7 million from June 30, 2004 to December 31, 2004. Consumer and commercial loans also provided increases to the loan portfolio with growth of $0.6 million and $0.7 million respectively from June 30, 2004 to December 31, 2004. The only significant decrease in the loan portfolio was in land loans, which decreased $0.4 million from $1.7 million at June 30, 2004 to $1.3 million at December 31, 2004.

Premises and equipment decreased $15,000 from $2,125,000 at June 30, 2004 to $2,110,000 at December 31, 2004. This decrease resulted from normal depreciation of existing assets partially offset by equipment purchases and routine improvements to the office building.

Total deposits increased $0.6 million from $86.8 million at June 30, 2004 to $87.4 million at December 31, 2004 due to increases in NOW, money market and non-interest bearing commercial demand accounts, partially offset by decreases in savings and certificate accounts. The most significant change was an increase of $1.0 million in non-interest bearing commercial demand accounts from June 30, 2004 to December 31, 2004. Savings accounts decreased $0.3 million since June 30, 2004. Certificates of deposit also decreased $1.2 million resulting from matured certificates, which were not renewed due to the low interest rate environment. A portion of these funds most likely shifted to the more liquid NOW and money market accounts, which increased $0.8 million and $0.3 million, respectively from June 30, 2004 to December 31, 2004.

Borrowed funds decreased $1.1 million from $31.1 million at June 30, 2004 to $30.0 million at December 31, 2004. This decrease was the result of scheduled repayments of the long-term advances.

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


--------------------------------------------------------------------------------

                                   (Continued)

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

Three Months Ended December 31, 2004 Compared to the Three Months Ended December 31, 2003

Net Income. The Corporation earned net income of $254,000 for the three months ended December 31, 2004 compared to $238,000 for the three months ended December 31, 2003. The increase of $16,000 in net income was primarily due to an increase in net interest income coupled with a decrease in the provision for loan losses and noninterest expense partially offset by a decrease in noninterest income and a small increase in income tax expense.

Net Interest Income. Net interest income totaled $1,137,000 for the three months ended December 31, 2004 compared to $1,103,000 for the three months ended December 31, 2003, representing an increase of $34,000. The increase was the result of a larger decrease in interest expense on deposits and borrowed money compared to the decline in interest income on loans and other sources of interest income.

Interest and fees on loans decreased $44,000, or 2.3% from $1,879,000 for the three months ended December 30, 2003 to $1,835,000 for the three months ended December 31, 2004. The decrease in interest income was due primarily to a lower average yield earned on loans due to the lower interest rate environment partially offset by an increase in the average balance. The yield on loans declined from 6.42% for the three months ended December 31, 2003 to 6.25% for the three months ended December 31, 2004.

Interest on securities decreased $10,000 due to a lower average balance for the current three-month period partially offset by a slightly higher average interest rate. This was offset by a $10,000 increase in interest on demand, time and overnight deposits.

Interest paid on deposits decreased $62,000, or 14.1% from $441,000 for the three months ended December 31, 2003 to $379,000 for the three months ended December 31, 2004. The decrease resulted from a lower average interest rate coupled with a lower average balance of deposits. The average cost of deposits declined from 1.97% for the three months ended December 31, 2003 to 1.76% for the three months ended December 31, 2004.

Interest paid on borrowed funds totaled $406,000 for the three months ended December 31, 2004 compared to $421,000 for the three months ended December 31, 2003. The decrease in interest expense on borrowed funds resulted from a decrease in the average balance of borrowed funds.

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

The provision for loan losses for the three months ended December 31, 2004 totaled $1,000 compared to $10,000 for the three months ended December 31, 2003. The allowance for loan losses totaled $777,700, or 0.65% of gross loans receivable net of deferred loan origination fees and 32.5% of total nonperforming loans at December 31, 2004, compared with $753,000, or 0.65% of gross loans receivable, net of deferred loan origination fees and 62.2% of total nonperforming loans at June 30, 2004. Nonperforming loans increased due to five 1-4 family loans exceeding 90 days past due during December and being placed on nonaccrual status. As of the end of January 2005, nonaccrual loans have declined to $995,000. The


--------------------------------------------------------------------------------

                                   (Continued)

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

Corporation's charge-off history remains very modest and is the product of a variety of factors, including the Corporation's underwriting guidelines, which generally require a loan-to-value or projected completed value ratio of 80% for purchase or construction of one- to four-family residential properties and 75% for commercial real estate and land loans, established income information and defined ratios of debt to income.

Noninterest income. Noninterest income includes service fees, other miscellaneous income and the gain or loss realized on the sale of real estate owned and decreased $31,000 from $41,000 for the three months ended December 31, 2003 to $10,000 for the three months ended December 31, 2004. This decrease resulted primarily from a pre-tax loss of $23,000 relating to a valuation adjustment on a property held in real estate owned during the current three-month period coupled with a pre-tax gain of $8,000 on the sale of real estate owned during the same period a year ago.

Noninterest expense. Noninterest expense totaled $749,000 for the three months ended December 31, 2004 compared to $755,000 for the three months ended December 31, 2003, a decrease of $6,000. This decrease was primarily due to a decrease in benefits expense relating to a change of insurance providers during the current three-month period. This decrease was slightly offset by normal increases in compensation as compared to the same period a year ago.

Income Tax Expense. Income tax expense totaled $143,000 for the three months ended December 31, 2004 compared to $140,000 for the three months ended December 31, 2003, representing an increase of $3,000. The increase in income tax expense is reflective of the increase in income before income taxes coupled with a slight decrease in the effective tax rate. The effective tax rate was 36.1% and 37.1% for the three months ended December 31, 2004 and 2003 respectively.

Six Months Ended December 31, 2004 Compared to the Six Months Ended December 31, 2003

Net Income. The Corporation earned net income of $494,000 for the six months ended December 31, 2004 compared to $487,000 for the six months ended December 31, 2003, representing an increase of $7,000. An increase in net interest income was offset by an increase in the provision for loan losses, a decrease in noninterest income and an increase in noninterest expense during the current six-month period. The final contributing factor to the increase in net income was a decrease in income tax expense as compared to the six-month period ended December 31, 2003.

Net Interest Income. Net interest income totaled $2,268,000 for the six months ended December 31, 2004 compared to $2,222,000 for the six months ended December 31, 2003, an increase of $46,000. The increase was the result of a larger decrease in interest expense on deposits and borrowed money compared to the decline in interest income on loans and other sources of interest income.

Interest and fees on loans decreased $158,000, or 4.1% from $3,831,000 for the six months ended December 30, 2003 to $3,673,000 for the six months ended December 31, 2004. The decrease in interest income was due primarily to a lower average yield earned on loans due to the lower interest rate environment partially offset by an increase in the average balance. The yield on loans declined from 6.58% for the six months ended December 31, 2003 to 6.28% for the six months ended December 31, 2004.

Interest on securities decreased $34,000 due to a lower average balance for the current six-month period partially offset by a slightly higher average interest rate.

Interest paid on deposits decreased $201,000, or 21.2% from $950,000 for the six months ended December 31, 2003 to $749,000 for the six months ended December 31, 2004. The decrease resulted from a lower average interest rate coupled with a lower average balance of deposits. The average cost of


--------------------------------------------------------------------------------

                                   (Continued)

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

deposits declined from 2.09% for the six months ended December 31, 2003 to 1.74% for the six months ended December 31, 2004.

Interest paid on borrowed funds totaled $817,000 for the six months ended December 31, 2004 compared to $847,000 for the six months ended December 31, 2003. The decrease of $30,000 in interest expense on borrowed funds resulted from a decrease in the average balance of borrowed funds.

Provision for Loan Losses. The provision for loan losses for the six months ended December 31, 2004 totaled $27,000 compared to $24,000 for the six months ended December 31, 2003. The increase of $3,000 in the provision for losses was due to an increase in the total outstanding balance of loans during the current six-month period compared to the same period a year ago.

Noninterest income. Noninterest income includes service fees, other miscellaneous income and the gain or loss realized on the sale of real estate owed and decreased $34,000 from $75,000 for the six months ended December 31, 2003 to $41,000 for the six months ended December 31, 2004. This decrease resulted primarily from a pre-tax loss of $23,000 relating to a valuation adjustment on a property held in real estate owned during the current six-month period coupled with a pre-tax gain of $8,000 on the sale of real estate owned during the same period a year ago.

Noninterest expense. Noninterest expense totaled $1,510,000 for the six months ended December 31, 2004 compared to $1,500,000 for the six months ended December 31, 2003, an increase of $10,000 and was primarily related to an increase in compensation and benefits. This increase was partially due to normal increases in salaries plus the impact of the Corporation's increased stock price on the ESOP plan. Also affecting the increase in compensation and benefits was a $21,000 decrease in the amount of compensation expense that was deferred for loan origination costs during the current six-month period as compared to the same period a year ago due to the slowdown of mortgage loan refinancing. These increases were partially offset by a reduction of $16,000 in insurance benefits expense resulting from a change in insurance providers.

Income Tax Expense. Income tax expense totaled $279,000 for the six months ended December 31, 2004 compared to $287,000 for the six months ended December 31, 2003, representing a decrease of $8,000. The decrease in income tax expense is reflective of a decrease in the effective tax rate. The effective tax rate was 36.1% and 37.1% for the six months ended December 31, 2004 and 2003 respectively.


--------------------------------------------------------------------------------

                                   (Continued)

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

Liquidity and Capital Resources

The Corporation's liquidity, primarily represented by cash and cash equivalents, is a result of operating, investing and financing activities. These activities are summarized below for the six months ended December 31, 2004 and 2003.

                                                                                Six Months Ended
                                                                                  December 31,
                                                                                  ------------
                                                                               2004         2003
                                                                               ----         ----
Net income                                                                   $    494     $    487
Adjustments to reconcile net income to net cash from operating activities         161          102
                                                                             --------     --------
Net cash from operating activities                                                655          589
Net cash from investing activities                                             (3,201)         704
Net cash from financing activities                                               (992)      (7,238)
                                                                             --------     --------
Net change in cash and cash equivalents                                        (3,538)      (5,945)
Cash and cash equivalents at beginning of period                               10,034       12,301
                                                                             --------     --------

Cash and cash equivalents at end of period                                   $  6,496     $  6,356
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

The Corporation also has the ability to borrow from the FHLB up to a maximum total of $66.0 million including the cash management line of credit. See Note 4 of the Notes to Consolidated Financial Statements for a detail of the Corporation's borrowings from the FHLB at December 31, 2004.

At December 31, 2004, the Corporation had commitments to originate fixed-rate residential real estate loans totaling $74,000 and variable-rate residential real estate loans totaling $302,000. Loan commitments are generally for 30 days. See Note 5 of the Notes to Consolidated Financial Statements for a detail of the Corporation's loan commitments at December 31, 2004. The Office of Thrift Supervision regulations require the Corporation's insured subsidiary to maintain a safe and sound level of liquid assets. The Corporation considers its liquidity and capital reserves sufficient to meet its outstanding short and long-term needs, and believes it is in compliance with regulatory requirements.

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

At December 31, 2004 and June 30, 2004, management believes the Association complies with all regulatory capital requirements. Based on the Association's computed regulatory capital ratios, the Association is considered well capitalized under the Federal Deposit Insurance Act at December 31, 2004 and June 30, 2004. No conditions or events have occurred subsequent to the last notification by regulators that management believes would have changed the Association's category.

At December 31, 2004 and June 30, 2004, the Association's actual capital levels, minimum required levels and levels to be considered "well capitalized" were as follows.

                                                                                   To Be
                                                                              Well Capitalized
                                                         For Capital       Under Prompt Corrective
                                    Actual            Adequacy Purposes      Action Regulations
                                    ------            -----------------      ------------------
                              Amount      Ratio       Amount      Ratio       Amount     Ratio
                              ------      -----       ------      -----       ------     -----
                                                    (Dollars in Thousands)
                                                    ----------------------
December 31, 2004
-----------------
Total capital (to risk-
  weighted assets)           $ 16,236     20.2%      $  6,421      8.0%      $  8,026     10.0%
Tier 1 (core) capital (to
  risk-weighted assets)        15,480     19.3          3,210      4.0          4,815      6.0
Tier 1 (core) capital (to
  adjusted total assets)       15,480     11.4          5,419      4.0          6,774      5.0
Tangible capital (to
  adjusted total assets)       15,480     11.4          2,032      1.5            N/A

June 30, 2004
-------------
Total capital (to risk-
  weighted assets)           $ 15,448     20.0%      $  6,176      8.0%      $  7,720     10.0%
Tier 1 (core) capital (to
  risk-weighted assets)        14,855     19.2          3,088      4.0          4,632      6.0
Tier 1 (core) capital (to
  adjusted total assets)       14,855     10.9          5,440      4.0          6,801      5.0
Tangible capital (to
  adjusted total assets)       14,855     10.9          2,040      1.5            N/A


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

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

        On October 15, 2004 the Annual Meeting of Shareholders of the Corporation was held. The following members of the Board of Directors of the Corporation were re-elected by the votes set forth below for the terms expiring in 2007.

        James W. Kerber            FOR: 1,215,413           WITHHELD: 15,670
        Douglas Stewart            FOR: 1,213,713           WITHHELD: 17,370

        The following members of the Board of Directors of the Corporation continued in office.

                                    Term Expires
        Richard T. Martin               2005
        Harry N. Faulkner               2006
        John T. Sargeant                2006

        One other matter was submitted to the Shareholders, for which the following votes were cast:

        Ratification of the selection of Crowe, Chizek and Company LLP as the auditors of the Corporation for the fiscal year ending June 30, 2005.

        FOR: 1,221,175             AGAINST:  3,308           ABSTAIN:  6,600

Item 5. Other Information
        -----------------

        None

Item 6. Exhibits
        --------

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


Date:  February 14, 2005              /s/ Douglas Stewart
       ------------------------       ------------------------------------------
                                      Douglas Stewart
                                      President and Chief Executive Officer


Date:  February 14, 2005              /s/ Debra Geuy
       ------------------------       ------------------------------------------
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