Form 10QSB
period 2005-03-31
PEOPLES SIDNEY FINANCIAL CORP
filed 2005-05-16
CIK 1031340

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Yes [X]         No [_]


As of May 10, 2005, the latest practicable date, 1,432,648 shares of the issuer's common shares, $.01 par value, were issued and outstanding.


Transitional Small Business Disclosure Format (Check One):

Yes [_]         No [X]


                                                                              1.
--------------------------------------------------------------------------------

                              PEOPLES-SIDNEY FINANCIAL CORPORATION

                                             INDEX

                                                                                              Page
                                                                                              ----
PART I - FINANCIAL INFORMATION

  Item 1.   Financial Statements (Unaudited)

            Consolidated Balance Sheets....................................................    3

            Consolidated Statements of Income .............................................    4

            Consolidated Statements of Comprehensive Income................................    5

            Condensed Consolidated Statements of Changes in Shareholders' Equity...........    6

            Consolidated Statements of Cash Flows .........................................    7

            Notes to Consolidated Financial Statements ....................................    8

  Item 2.   Management's Discussion and Analysis...........................................   15

  Item 3.   Controls and Procedures........................................................   22


Part II - Other Information

  Item 1.   Legal Proceedings..............................................................   23

  Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds....................   23

  Item 3.   Defaults Upon Senior Securities................................................   23

  Item 4.   Submission of Matters to a Vote of Security Holders............................   23

  Item 5.   Other Information..............................................................   23

  Item 6.   Exhibits.......................................................................   23


SIGNATURES ................................................................................   24

INDEX TO EXHIBITS..........................................................................   25


-------------------------------------------------------------------------------------------------
                                                                                               2.

                          PEOPLES-SIDNEY FINANCIAL CORPORATION
                              CONSOLIDATED BALANCE SHEETS

-------------------------------------------------------------------------------------------

Item 1.  Financial Statements
                                                              March 31,         June 30,
                                                                2005              2004
                                                                ----              ----
                                                             (Unaudited)
ASSETS
Cash and due from financial institutions                    $   1,318,606    $   1,327,745
Interest-bearing deposits in other financial institutions       3,936,307        4,705,943
Overnight deposits                                                     --        4,000,000
                                                            -------------    -------------
     Total cash and cash equivalents                            5,254,913       10,033,688
Securities available for sale                                   5,342,490        5,288,280
Federal Home Loan Bank stock                                    1,653,800        1,601,400
Loans, net of allowance of $808,000 and $752,900              120,694,309      115,651,910
Accrued interest receivable                                       757,819          670,521
Premises and equipment, net                                     2,098,319        2,124,986
Real estate owned                                                      --           99,085
Other assets                                                      312,636          301,160
                                                            -------------    -------------

     Total assets                                           $ 136,114,286    $ 135,771,030
                                                            =============    =============


LIABILITIES
Deposits                                                    $  87,108,703    $  86,764,253
Borrowed funds                                                 31,074,129       31,140,388
Accrued interest payable and other liabilities                    280,001          435,476
                                                            -------------    -------------
     Total liabilities                                        118,462,833      118,340,117

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value, 500,000 shares
  authorized, none issued and outstanding                              --               --
Common stock, $.01 par value, 3,500,000 shares
  authorized, 1,785,375 shares issued                              17,854           17,854
Additional paid-in capital                                     10,778,781       10,748,851
Retained earnings                                              11,694,378       11,642,982
Treasury stock, 352,727 shares, at cost                        (4,113,716)      (4,113,716)
Unearned employee stock ownership plan shares                    (623,507)        (727,121)
Accumulated other comprehensive income                           (102,337)        (137,937)
                                                            -------------    -------------
     Total shareholders' equity                                17,651,453       17,430,913
                                                            -------------    -------------

     Total liabilities and shareholders' equity             $ 136,114,286    $ 135,771,030
                                                            =============    =============


-------------------------------------------------------------------------------------------

              See accompanying notes to consolidated financial statements.

                                                                                         3.

                                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                                       CONSOLIDATED STATEMENTS OF INCOME
                                                 (Unaudited)

-------------------------------------------------------------------------------------------------------------------

                                                          Three Months Ended                Nine Months Ended
                                                               March 31,                        March 31,
                                                               ---------                        ---------
                                                          2005            2004             2005            2004
                                                          ----            ----             ----            ----
Interest income
     Loans, including fees                          $   1,895,017    $   1,889,242   $   5,568,223   $    5,720,354
     Securities                                            48,506           58,256         144,964          189,175
     Demand, time and overnight deposits                   14,802            3,549          44,101           29,208
     Dividends on FHLB stock                               18,150           15,615          52,548           46,804
                                                    -------------    -------------   -------------   --------------
         Total interest income                          1,976,475        1,966,662       5,809,836        5,985,541

Interest expense
     Deposits                                             390,888          398,481       1,139,381        1,348,334
     Borrowed funds                                       404,888          414,750       1,221,717        1,261,325
                                                    -------------    -------------   -------------   --------------
         Total interest expense                           795,776          813,231       2,361,098        2,609,659
                                                    -------------    -------------   -------------   --------------

Net interest income                                     1,180,699        1,153,431       3,448,738        3,375,882

Provision for loan losses                                  30,278            5,198          57,747           29,183
                                                    -------------    -------------   -------------   --------------

Net interest income after provision
  for loan losses                                       1,150,421        1,148,233       3,390,991        3,346,699

Noninterest income
     Service fees and other charges                        30,612           33,164          95,284          100,490
     Gain (loss) on sale of real estate owned              (1,272)         (12,103)        (24,600)          (4,379)
                                                    -------------    -------------   -------------   --------------
         Total noninterest income                          29,340           21,061          70,684           96,111


Noninterest expense
     Compensation and benefits                            402,120          408,228       1,201,078        1,193,463
     Director fees                                         24,300           24,300          72,900           72,900
     Occupancy and equipment                              107,188          105,824         303,816          304,952
     Computer processing                                   64,369           64,119         185,089          187,197
     State franchise taxes                                 49,763           52,799         155,610          151,872
     Professional fees                                     23,319           25,680          87,822           91,346
     Other                                                 85,874           91,663         260,209          270,799
                                                    -------------    -------------   -------------   --------------
         Total noninterest expense                        756,933          772,613       2,266,524        2,272,529
                                                    -------------    -------------   -------------   --------------

Income before income taxes                                422,828          396,681       1,195,151        1,170,281

Income tax expense                                        152,500          147,000         431,000          433,900
                                                    -------------    -------------   -------------   --------------

Net income                                          $     270,328    $     249,681   $     764,151   $      736,381
                                                    =============    =============   =============   ==============

Earnings per common share - basic                   $        0.20    $       0.18    $        0.56   $         0.54
                                                    =============    ============    =============   ==============

Earnings per common share - diluted                 $        0.20    $       0.18    $        0.56   $         0.54
                                                    =============    ============    =============   ==============

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


                                                                                                                 4.

                                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                  (Unaudited)

-------------------------------------------------------------------------------------------------------------------

                                                          Three Months Ended                Nine Months Ended
                                                               March 31,                        March 31,
                                                               ---------                        ---------
                                                          2005            2004             2005            2004
                                                          ----            ----             ----            ----
Net income                                          $     270,328    $     249,681   $     764,151   $      736,381

Other comprehensive income (loss)
     Unrealized holding gains and (losses) on
       available-for-sale securities                      (66,820)         118,190          53,941          (54,540)
     Tax effect                                            22,718          (40,185)        (18,341)          18,544
                                                    -------------    -------------   -------------   --------------
         Other comprehensive income (loss)                (44,102)          78,005          35,600          (35,996)
                                                    -------------    -------------   -------------   --------------

Comprehensive income                                $     226,226    $     327,686   $     799,751   $      700,385
                                                    =============    =============   =============   ==============


-------------------------------------------------------------------------------------------------------------------

                            See accompanying notes to consolidated financial statements.





                                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                                 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
                                             SHAREHOLDERS' EQUITY
                                                 (Unaudited)

-------------------------------------------------------------------------------------------------------------------

                                                          Three Months Ended                Nine Months Ended
                                                               March 31,                        March 31,
                                                               ---------                        ---------
                                                          2005            2004             2005            2004
                                                          ----            ----             ----            ----
Balance, beginning of period                        $  17,574,556    $  17,258,687   $  17,430,913   $   17,384,280

Net income for period                                     270,328          249,681         764,151          736,381

Cash dividends, $.14 per share for the
  three months ended March 31, 2005
  and 2004, $.52 and $.50 per share for the
  nine months ended March 31, 2005 and 2004              (191,896)        (190,165)       (712,755)        (681,626)

Purchase of 6,853 shares of treasury
  stock for the nine months ended March 31, 2004,
   at cost                                                     --               --              --          (92,516)

Commitment to release 2,944 and 3,091
  employee stock ownership plan shares for
  the three months ended March 31, 2005 and 2004
  and 8,831 and 9,273 employee stock
  ownership plan shares for the nine months
  ended March 31, 2005 and 2004, at fair value             42,567           51,298         133,544          136,983

Change in fair value on securities available for
  sale, net of tax                                        (44,102)          78,005          35,600          (35,996)
                                                    -------------    -------------   -------------   --------------

Balance, end of period                              $  17,651,453    $  17,447,506   $  17,651,453   $   17,447,506
                                                    =============    =============   =============   ==============

-------------------------------------------------------------------------------------------------------------------

                            See accompanying notes to consolidated financial statements.


                                                                                                                 6.

                                        PEOPLES-SIDNEY FINANCIAL CORPORATION
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (Unaudited)

-------------------------------------------------------------------------------------------------------------------

                                                                                          Nine Months Ended
                                                                                               March 31,
                                                                                               ---------
                                                                                       2005               2004
                                                                                       ----               ----
Cash flows from operating activities
     Net income                                                                   $      764,151    $       736,381
     Adjustments to reconcile net income to net cash from
       operating activities
         Depreciation                                                                    139,593            145,671
         Provision for loan losses                                                        57,747             29,183
         Loss on sale of real estate owned                                                24,600              4,379
         FHLB stock dividends                                                            (52,400)           (46,700)
         Compensation expense for ESOP shares                                            133,544            136,983
         Change in:
              Accrued interest receivable and other assets                               (99,043)           (60,188)
              Accrued expense and other liabilities                                     (173,816)          (251,498)
              Deferred loan fees                                                           2,526             17,346
                                                                                  --------------    ---------------
                  Net cash from operating activities                                     796,902            711,557

Cash flows from investing activities
     Proceeds from maturities/calls of securities available for sale                          --          4,000,000
     Proceeds from sales of securities available for sale                                     --          2,000,000
     Net change in loans                                                              (5,212,315)        (2,028,120)
     Premises and equipment expenditures                                                (112,926)          (446,415)
     Proceeds from sale of real estate owned                                             184,128            358,250
                                                                                  --------------    ---------------
         Net cash from investing activities                                           (5,141,113)         3,883,715

Cash flows from financing activities
     Net change in deposits                                                              344,450         (5,872,615)
     Repayments of long-term FHLB advances                                            (1,566,259)        (1,697,086)
     Net change in short-term FHLB advances                                              500,000                 --
     Proceeds from long-term FHLB advances                                             1,000,000          1,000,000
     Cash dividends paid                                                                (712,755)          (681,626)
     Purchase of treasury stock                                                               --            (92,516)
                                                                                  --------------    ---------------
         Net cash from financing activities                                             (434,564)        (7,343,843)
                                                                                  --------------    ---------------

Net change in cash and cash equivalents                                               (4,778,775)        (2,748,571)

Cash and cash equivalents at beginning of period                                      10,033,688         12,300,598
                                                                                  --------------    ---------------

Cash and cash equivalents at end of period                                        $    5,254,913    $     9,552,027
                                                                                  ==============    ===============

Supplemental disclosures of cash flow information
     Cash paid during the period for
         Interest                                                                 $    2,350,950    $     2,622,342
         Income taxes                                                                    425,000            442,000

Noncash transactions
     Transfer from loans to other real estate owned                               $      109,643    $       296,654

-------------------------------------------------------------------------------------------------------------------

                           See accompanying notes to consolidated financial statements.

                                                                                                                 7.

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation:  The accompanying consolidated financial statements
---------------------------
include accounts of Peoples-Sidney Financial Corporation ("Peoples") and its wholly-owned subsidiary, Peoples Federal Savings and Loan Association ("Association"), a federal stock savings and loan association, together referred to as the Corporation. All significant intercompany transactions and balances have been eliminated.

These interim consolidated financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of the Corporation at March 31, 2005 and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances, and should be read in conjunction with the consolidated financial statements and notes thereto of the Corporation for the fiscal year ended June 30, 2004, included in the Corporation's 2004 Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004. Reference is made to the accounting policies of the Corporation described in the notes to consolidated financial statements contained in such report. The Corporation has consistently followed these policies in preparing this Form 10-QSB.

Nature of Operations:  The Corporation  provides  financial services through its
--------------------
main office in Sidney, Ohio, and branch offices in Sidney, Anna and Jackson Center, Ohio. Its primary deposit products are checking, savings and term certificate accounts, and its primary lending products are residential mortgage, commercial and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Substantially all revenues and services are derived from financial institution products and services in Shelby County and contiguous counties. Management considers the Corporation to operate primarily in one segment, banking.

Use of Estimates:  To prepare financial statements in conformity with accounting
----------------
principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and disclosures provided, and actual results could differ. The allowance for loan losses and fair values of financial instruments are particularly subject to change.

Income Taxes:  Income tax expense is based on the effective tax rate expected to
------------
be applicable for the entire year. Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between the carrying amounts and tax basis of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

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

Stock-Based Compensation: Employee compensation expense under stock option plans
------------------------
is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at the date of grant. All outstanding options finished vesting during the year ended June 30, 2003.


NOTE 2 - SECURITIES AVAILABLE FOR SALE

Securities available for sale were as follows.

                                                        Gross          Gross
                                          Fair       Unrealized     Unrealized
                                          Value         Gains         Losses
                                          -----         -----         ------
March 31, 2005
--------------
    U.S. Government agencies        $   5,342,490   $      3,750  $    (158,804)
                                    =============   ============  =============

June 30, 2004
-------------
    U.S. Government agencies        $   5,288,280   $     13,280  $    (222,275)
                                    =============   ============  =============

Contractual maturities of securities available for sale at March 31, 2005 were as follows. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                   Fair
                                                                   Value
                                                                   -----

         Due after one year through five years                $    2,481,560
         Due after five years through ten years                    2,860,930
                                                              --------------

                                                              $    5,342,490

There were no sales of securities available for sale during the three and nine months ended March 31, 2005. Proceeds from the sale of securities available for sale totaled $2,000,000 during the three and nine months ended March 31, 2005 and 2004. There was no gain or loss realized on this sale. No securities were pledged as collateral at March 31, 2005 or June 30, 2004.

--------------------------------------------------------------------------------

                                  (Continued)

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 2 - SECURITIES AVAILABLE FOR SALE (Continued)

Securities with unrealized losses at March 31, 2005 and June 30, 2004, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows.

                                   Less than 12 Months           12 Months or More                Total
                                   -------------------           -----------------                -----
                                    Fair       Unrealized        Fair       Unrealized      Fair        Unrealized
Description of Securities           Value        Loss            Value         Loss         Value         Loss
-------------------------           -----        ----            -----         ----         -----         ----
March 31, 2005
--------------

U.S. Government agencies        $  1,977,810   $ (21,764)    $  2,860,930  $  (137,040)  $  4,838,740   $  (158,804)
                                ============   =========     ============  ===========   ============   ===========

June 30, 2004
-------------

U.S. Government agencies        $  2,949,380   $ (50,109)    $  1,825,620  $  (172,166)  $  4,775,000   $  (222,275)
                                ============   =========     ============  ===========   ============   ===========

Unrealized losses on the investment securities have not been recognized into income because the securities are of high credit quality, management has the intent and ability to hold for the foreseeable future, and the decline in fair value is largely due to changes in interest rates. The fair value is expected to recover as the securities approach their maturity date or reset date.


NOTE 3 - LOANS

Loans were as follows.

                                             March 31,        June 30,
                                               2005             2004
                                               ----             ----
      Mortgage loans:
           1-4 family residential         $  92,541,607    $  89,974,734
           Multi-family residential           1,304,704        1,330,844
           Commercial real estate            12,649,289       11,847,794
           Real estate construction and
             development                      3,839,195        3,056,172
           Land                               1,559,009        1,694,844
                                          -------------    -------------
               Total mortgage loans         111,893,804      107,904,388
      Consumer loans                          4,746,075        4,211,193
      Commercial loans                        5,237,797        4,662,070
                                          -------------    -------------
               Total loans                  121,877,676      116,777,651
      Less:
           Allowance for loan losses           (808,000)        (752,900)
           Deferred loan fees                  (375,367)        (372,841)
                                          -------------    -------------

                                          $ 120,694,309    $ 115,651,910
                                          =============    =============

--------------------------------------------------------------------------------

                                  (Continued)

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 3 - LOANS (Continued)

Activity in the allowance for loan losses is summarized as follows.

                                             Three Months Ended             Nine Months Ended
                                                  March 31,                     March 31,
                                                  ---------                     ---------
                                           2005             2004           2005          2004
                                           ----             ----           ----          ----
Balance at beginning of period          $    777,700   $    757,900   $    752,900    $    766,000
Provision for losses                          30,278          5,198         57,747          29,183
Charge-offs                                       --        (34,353)        (2,669)        (66,877)
Recoveries                                        22            255             22             694
                                        ------------   ------------   ------------    ------------

Balance at end of period                $    808,000   $    729,000   $    808,000    $    729,000
                                        ============   ============   ============    ============


Impaired loans were as follows.

                                                                                 March 31,          June 30,
                                                                                   2005              2004
                                                                                   ----              ----
Period-end impaired loans with no allowance for loan losses allocated         $         --     $          --
Period-end impaired loans with allowance for loan losses allocated                 166,000           129,000
Amount of the allowance allocated to impaired loans                                134,000           129,000


                                                          Three Months Ended                Nine Months Ended
                                                               March 31,                        March 31,
                                                               ---------                        ---------
                                                          2005            2004             2005            2004
                                                          ----            ----             ----            ----
Average of impaired loans during the period         $     141,000    $          --   $     153,000   $           --
Interest income recognized during the period                1,550               --           6,926               --
Cash-basis interest income recognized                         566               --           1,635               --


Nonperforming loans were as follows.

                                                   March 31,     June 30,
                                                      2005         2004
                                                      ----         ----

Loans past due over 90 days still on accrual     $   662,000  $   587,000
Nonaccrual loans                                     911,000      624,000

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

--------------------------------------------------------------------------------

                                  (Continued)

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 4 - BORROWED FUNDS

At March 31, 2005 and June 30, 2004, the Association had a cash management line of credit enabling it to borrow up to $8,000,000 from the Federal Home Loan Bank of Cincinnati ("FHLB"). All cash management advances have an original maturity of 90 days. The line of credit must be renewed on an annual basis. There were $500,000 in outstanding borrowings on this line of credit at March 31, 2005 and there were no outstanding borrowings at June 30, 2004.

As a member of the FHLB system, the Association has the ability to obtain borrowings up to a maximum total of $66.2 million including the cash management line of credit. Advances from the Federal Home Loan Bank were as follows.

                                                        March 31,      June 30,
                                                          2005           2004
                                                          ----           ----
Cash management advance, variable rate 3.02%
  at March 31, 2005                                   $    500,000  $         --
6.13% FHLB fixed-rate advance, due June 25, 2008         7,000,000     7,000,000
6.00% FHLB convertible advance, fixed-rate until
  June 2005, due June 11, 2009                           5,000,000     5,000,000
6.27% FHLB convertible advance, fixed-rate until
  June 2005, due September 8, 2010                       5,000,000     5,000,000
5.30% select pay mortgage-matched advance, final
  maturity May 1, 2011                                     987,874     1,087,505
5.35% select pay mortgage-matched advance, final
  maturity July 1, 2011                                  2,022,294     2,466,217
3.92% select pay mortgage-matched advance, final
  maturity November 1, 2012                                722,342       823,214
3.55% select pay mortgage-matched advance, final
  maturity March 1, 2013                                   827,309       893,507
4.10% select pay mortgage-matched advance, final
 maturity March 1, 2015                                  1,000,000            --
4.09% select pay mortgage-matched advance, final
  maturity November 1, 2017                                714,179       828,866
3.31% select pay mortgage-matched advance, final
  maturity April 1, 2019                                   952,069       991,393
4.72% select pay mortgage-matched advance, final
  maturity November 1, 2022                              2,506,557     2,709,021
4.38% select pay mortgage-matched advance, final
  maturity December 1, 2022                                835,741       903,923
3.92% select pay mortgage-matched advance, final
  maturity December 1, 2022                                747,208       854,173
3.64% select pay mortgage-matched advance, final
  maturity March 1, 2023                                 2,258,556     2,582,569
                                                      ------------  ------------

                                                      $ 31,074,129  $ 31,140,388
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

NOTE 4 - BORROWED FUNDS(Continued)

The interest rates on the convertible advances are fixed for a specified number of years, then convertible to a variable rate at the option of the FHLB. If the convertible option is exercised, the advance may be prepaid without prepayment fee. The select pay mortgage-matched advances require monthly principal and interest payments and annual additional principal payments.

Maturities of FHLB advances for the next five years and thereafter were as follows.

      Year ended March 31,
               2006                                   $    2,640,132
               2007                                        1,875,767
               2008                                        1,649,439
               2009                                        8,455,183
               2010                                        6,288,063
            Thereafter                                    10,165,545
                                                      --------------

                                                      $   31,074,129
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

The contractual amount of financial instruments with off-balance-sheet risk was as follows.

                                                         March 31,     June 30,
                                                           2005          2004
                                                           ----          ----

1-4 family residential real estate - fixed rate         $   145,000   $  299,000
1-4 family residential real estate - variable rate          319,000      212,000
Commercial real estate - variable rate                           --      265,000
Commercial lines of credit                                2,736,000    3,186,000
Home equity lines of credit                                 910,000      823,000

The interest rate on fixed-rate commitments ranged from 6.625% to 7.25% at March 31, 2005 and 5.88% to 6.75% at June 30, 2004. Commitments to make loans are generally made for a period of 30 days or less. The maximum maturity for fixed-rate commitments range from 10 years to 20 years.

--------------------------------------------------------------------------------

                                  (Continued)

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 5 - OFF-BALANCE-SHEET ACTIVITIES (Continued)

At March 31, 2005 and June 30, 2004, the Corporation was required to have $1,094,000 and $3,454,000 on deposit with its correspondent banks as a compensating clearing requirement.

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


NOTE 6 - EARNINGS PER SHARE

The factors used in the earnings per share computation follow.

                                                        Three Months Ended             Nine Months Ended
                                                        ------------------             -----------------
                                                             March 31,                      March 31,
                                                             ---------                      ---------
                                                        2005           2004            2005           2004
                                                        ----           ----            ----           ----
     Basic Earnings Per Common Share
           Net income                               $   270,328    $   249,681    $   764,151    $   736,381
                                                    ===========    ===========    ===========    ===========

           Weighted average common shares
             outstanding                              1,432,648      1,432,648      1,432,648      1,435,962
           Less:  Average unallocated ESOP shares       (54,607)       (66,603)       (57,551)       (69,694)
                                                    -----------    -----------    -----------    -----------
           Weighted average common shares
             outstanding for basic earnings
             per common share                         1,378,041      1,366,045      1,375,097      1,366,268
                                                    ===========    ===========    ===========    ===========

           Basic earnings per common share          $      0.20    $      0.18    $      0.56    $      0.54
                                                    ===========    ===========    ===========    ===========

     Diluted Earnings Per Common Share
           Net income                               $   270,328    $   249,681    $   764,151    $   736,381
                                                    ===========    ===========    ===========    ===========

           Weighted average common shares
             outstanding for basic earnings
             per common share                         1,378,041      1,366,045      1,375,097      1,366,268
           Add:  Dilutive effects of assumed
             exercises of stock options                      --          3,972            122          1,324
                                                    -----------    -----------    -----------    -----------
           Weighted average common shares
             and dilutive potential common
             shares outstanding                       1,378,041      1,370,017      1,375,219      1,367,592
                                                    ===========    ===========    ===========    ===========

           Diluted earnings per common share        $      0.20    $      0.18    $      0.56    $      0.54
                                                    ===========    ===========    ===========    ===========

Stock options not considered in calculation
  because they were not dilutive                        140,824          1,245          1,245          1,245


--------------------------------------------------------------------------------

                                  (Continued)

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

Item 2.  Management's Discussion and Analysis
         ------------------------------------

Introduction

In the following pages, management presents an analysis of the consolidated financial condition of the Corporation as of March 31, 2005, compared to June 30, 2004, and results of operations for the three and nine months ended March 31, 2005, compared with the same periods in 2004. This discussion is designed to provide a more comprehensive review of operating results and financial position than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the interim financial statements and related footnotes included herein.

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

Financial Condition

Total assets at March 31, 2005 were $136.1 million compared to $135.8 million at June 30, 2004, an increase of $0.3 million. The increase in total assets was primarily due to an increase in loans of $5.0 million, which was funded by cash and cash equivalents, which decreased by $4.7 million, and by deposits which increased by $300,000.

As the Federal Reserve Board continues to analyze market adjustments in interest rates to control inflationary pressures, depositors and borrowers alike continue to make a shift in the type of instrument that suits their immediate and long-term needs. We are currently seeing increases in money market and demand deposits as well as longer term certificates of deposit. On the lending side, many borrowers are again considering adjustable rate mortgages as market interest rates have pushed fixed rate mortgages to higher levels. We expect rates to continue to increase during our fourth fiscal quarter.

--------------------------------------------------------------------------------

                                  (Continued)

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

Cash and cash equivalents decreased $4.7 million from $10.0 million at June 30, 2004 to $5.3 million at March 31, 2005. These funds were used to fund the increase in loans and repay FHLB advances.

The securities portfolio, which is classified as available for sale, increased $54,000, from $5,288,000 at June 30, 2004 to $5,342,000 at March 31, 2005. The
increase is related to an increase in the fair market value of the securities during the reporting period as no securities transactions occurred.

Federal Home Loan Bank stock increased $53,000 from $1,601,000 at June 30, 2004 to $1,654,000 at March 31, 2005 as a result of normal dividend payments.

Loans increased $5.0 million from $115.7 million at June 30, 2004 to $120.7 million at March 31, 2005. The most significant change was in one to four-family residential loans, which increased $2.5 million from $90.0 million at June 30, 2004 to $92.5 million at March 31,2005. Commercial real estate loans increased $0.8 million and real estate and construction and development loans increased $0.7 million from June 30, 2004 to March 31, 2005. Consumer and commercial loans also provided increases to the loan portfolio with growth of $0.5 million and $0.5 million respectively from June 30, 2004 to March 31, 2005. Other loan categories had nominal changes.

Premises and equipment decreased $ 27,000 from $2,125,000 at June 30, 2004 to $2,098,000 at March 31, 2005. This decrease resulted from normal depreciation of existing assets partially offset by equipment purchases and routine improvements to the office building.

Total deposits increased $0.3 million from $86.8 million at June 30, 2004 to $87.1 million at March 31, 2005 primarily due to an increase of $1.8 million in money market accounts and an increase of $0.4 million in commercial checking accounts. NOW accounts also increased $0.1 million. These increases were partially offset by decreases of $1.2 million in passbook savings accounts and $0.7 million in certificate accounts. However, even though total certificates of deposit decreased, there were increases to some of the longer-term certificate accounts.

Borrowed funds decreased $66,000 from $31,140,000 at June 30, 2004 to $31,074,000 at March 31, 2005. This decrease was the result of scheduled repayments of the long-term advances which offset the addition of a $500,000 million cash management advance.

Results of Operations

The operating results of the Corporation are affected by general economic conditions, monetary and fiscal policies of federal agencies and regulatory policies of agencies that regulate financial institutions. The Corporation's cost of funds is influenced by interest rates on competing investments and general market rates of interest. Demand for real estate loans and other types of loans influence lending activities, which in turn is affected by interest rates at which such loans are made, general economic conditions and availability of funds for lending activities.

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

--------------------------------------------------------------------------------

                                  (Continued)

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

Three Months Ended March 31, 2005 Compared to the Three Months Ended March 31, 2004

Net Income. The Corporation earned net income of $270,000 for the three months ended March 31, 2005 compared to $250,000 for the three months ended March 31, 2004. The increase of $20,000 in net income was primarily due to an increase in net interest income and noninterest income coupled with a decrease in noninterest expense partially offset by an increase in the provision for loan losses and an increase in income tax expense.

Net Interest Income. Net interest income totaled $1,181,000 for the three months ended March 31, 2005 compared to $1,153,000 for the three months ended March 31, 2004, representing an increase of $28,000. The increase was the result of an increase in interest income on coupled with a decrease in interest expense on deposits and borrowed funds.

Interest and fees on loans increased $6,000 from $1,889,000 for the three months ended March 31, 2004 to $1,895,000 for the three months ended March 31, 2005. The increase in interest income was due primarily to a higher average balance of loans partially offset by a decline in the average yield earned. The average balance of loans increased to $119.7 million with an average yield of 6.33% for the three months ended March 31, 2005 from an average balance of $117.7 with an average yield of 6.42% for the same three month period last year.

Interest on securities decreased $9,000 due to a lower average balance for the current three-month period partially offset by a higher average interest rate. This was offset by an $11,000 increase in interest on demand, time and overnight deposits resulting from an increase in the average interest rate as compared to the prior period.

Interest paid on deposits decreased $7,000 from $398,000 for the three months ended March 31, 2004 to $391,000 for the three months ended March 31, 2005. The decrease resulted from a lower average balance of deposits. The average balance of deposits declined from $86.5 million for the three months ended March 31, 2004 to $85.6 million for the three months ended March 31 2005. The average cost of funds remained unchanged at 1.85% for both three-month periods.

Interest paid on borrowed funds totaled $405,000 for the three months ended March 31, 2005 compared to $415,000 for the three months ended March 31, 2004. The decrease in interest expense on borrowed funds resulted from a decrease in the average balance of borrowed funds. The average rate paid for borrowings also remained unchanged at 5.33% for both three-month periods.

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

--------------------------------------------------------------------------------

                                  (Continued)

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

The provision for loan losses for the three months ended March 31, 2005 totaled $30,000 compared to $5,000 for the three months ended March 31, 2004. The increase of $25,000 in the provision for losses was due to an increase in the total outstanding balance of loans coupled with an increase in the balance of loans placed on nonaccrual during the current three-month period compared to the same period a year ago. The allowance for loan losses totaled $808,000, or 0.67% of gross loans receivable net of deferred loan origination fees and 51.4% of total nonperforming loans at March 31, 2005, compared with $729,000, or 0.62% of gross loans receivable, net of deferred loan origination fees and 38.0% of total nonperforming loans at March 31, 2004. The Corporation experienced $34,000 in net charge-offs during the prior year three-month period primarily related to one- to four-family residential loans and no charge-offs during the current three-month period. Overall, the Corporation's charge-off history remains very modest and is the product of a variety of factors, including the Corporation's underwriting guidelines, which generally require a loan-to-value or projected completed value ratio of 80% for purchase or construction of one- to four-family residential properties and 75% for commercial real estate and land loans, established income information and defined ratios of debt to income.

Noninterest income. Noninterest income includes service fees, other miscellaneous income and the net gain or loss on the sale of real estate owned and increased $8,000 from $21,000 for the three months ended March 31, 2004 to $29,000 for the three months ended March 31, 2005. A decrease of $11,000 in net losses on the sale of real estate owned offset a decrease of $2,000 in service fees and other income.

Noninterest expense. Noninterest expense totaled $757,000 for the three months ended March 31, 2005 compared to $773,000 for the three months ended March 31, 2004, a decrease of $16,000. The decrease was primarily related to a decrease in compensation and benefits expense coupled with a net decrease in other noninterest expenses. There was a decrease of $9,000 in ESOP compensation expense resulting from the impact of a lower average stock price on the ESOP plan and a decrease of $4,000 in real estate owned expense during the current three-month period as compared to the same period last year.

Income Tax Expense. Income tax expense totaled $153,000 for the three months ended March 31, 2005 compared to $147,000 for the three months ended March 31, 2004, representing an increase of $6,000. The increase in income tax expense is reflective of the increase in net income before income taxes for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. The effective tax rate was 36.1% and 37.1% for the three months ended March 31, 2005 and 2004.

Nine Months  Ended March 31,  2005  Compared to the Nine Months  Ended March 31,
2004

Net Income. The Corporation earned net income of $764,000 for the nine months ended March 31, 2005 compared to $736,000 for the nine months ended March 31, 2004, representing an increase of $28,000. An increase in net interest income and a decrease in noninterest expense were offset, in part, by an increase in the provision for loan losses and a decrease in noninterest income during the current nine-month period.

Net Interest Income. Net interest income totaled $3,449,000 for the nine months ended March 31, 2005 compared to $3,376,000 for the nine months ended March 31, 2004, an increase of $73,000. The increase was the result of a larger decrease in interest expense on deposits and borrowed money compared to the decline in interest income on loans and securities.

Interest and fees on loans decreased $152,000, or 2.7% from $5,720,000 for the nine months ended March 31, 2004 to $5,568,000 for the nine months ended March 31, 2005. The decrease in interest income was due primarily to a lower average yield earned on loans due to the lower interest rate environment partially offset by an increase in the average balance. The yield on loans declined from 6.53% for the nine months ended March 31, 2004 to 6.30% for the nine months ended March 31, 2005.

--------------------------------------------------------------------------------

                                  (Continued)

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

Interest on securities decreased $44,000 due to a lower average balance for the current nine-month period partially offset by a slightly higher average interest rate.

Dividends on FHLB Stock and interest on demand, and overnight deposits totaled $97,000 for the nine months ended March 31, 2005 compared to $76,000 for the nine months ended March 31, 2004. The increase of $21,000 resulted from an increase in the average dividend and interest yield as well as an increase in the average balance of FHLB stock, partially offset by a decrease in the average balances of demand and overnight deposits for the current nine month period.

Interest paid on deposits decreased $209,000, or 15.5% from $1,348,000 for the nine months ended March 31, 2004 to $1,139,000 for the nine months ended March 31, 2005. The decrease resulted from a lower average interest rate coupled with a lower average balance of deposits. The average cost of deposits declined from 2.01% for the nine months ended March 31, 2004 to 1.77% for the nine months ended March 31, 2005.

Interest paid on borrowed funds totaled $1,222,000 for the nine months ended March 31, 2005 compared to $1,261,000 for the nine months ended March 31, 2004. The decrease of $39,000 in interest expense on borrowed funds resulted from a decrease in the average balance of borrowed funds.

Provision for Loan Losses. The provision for loan losses for the nine months ended March 31, 2005 totaled $58,000 compared to $29,000 for the nine months ended March 31, 2004. The increase of $29,000 in the provision for losses was due to an increase in the total outstanding balance of loans coupled with a larger increase in nonperforming and nonaccrual loans during the current nine-month period compared to the same period a year ago.

Noninterest income. Noninterest income includes service fees, other miscellaneous income and the gain or loss realized on the sale of real estate owned and decreased $25,000 from $96,000 for the nine months ended March 31, 2004 to $71,000 for the nine months ended March 31, 2005. This decrease resulted primarily from a pre-tax loss of $27,000 relating to a valuation adjustment and subsequent loss on a property held in real estate owned during the current nine-month period.

Noninterest expense. Noninterest expense totaled $2,267,000 for the nine months ended March 31, 2005 compared to $2,273,000 for the nine months ended March 31, 2004. The decrease of $6,000 was primarily related to an overall reduction of noninterest expenses partially offset by normal increases in compensation and benefits.

Income Tax Expense. Income tax expense totaled $431,000 for the nine months ended March 31, 2005 compared to $434,000 for the nine months ended March 31, 2004, representing a decrease of $3,000. The decrease in income tax expense is reflective of a decrease in the effective tax rate offset in part by an increase in income before income taxes. The effective tax rate was 36.1% and 37.1% for the nine months ended March 31, 2005 and 2004 respectively.


--------------------------------------------------------------------------------

                                  (Continued)

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

Liquidity and Capital Resources

The Corporation's liquidity, primarily represented by cash and cash equivalents, is a result of operating, investing and financing activities. These activities are summarized below for the nine months ended March 31, 2005 and 2004.

                                                               Nine Months
                                                             Ended March 31,
                                                             ---------------
                                                           2005          2004
                                                           ----          ----
                                                         (Dollars in thousands)

Net income                                               $    764      $    736
Adjustments to reconcile net income to net cash from
  operating activities                                         33           (25)
                                                         --------      --------
Net cash from operating activities                            797           711
Net cash from investing activities                         (5,141)        3,884
Net cash from financing activities                           (435)       (7,344)
                                                         --------      --------
Net change in cash and cash equivalents                    (4,779)       (2,749)
Cash and cash equivalents at beginning of period           10,034        12,301
                                                         --------      --------

Cash and cash equivalents at end of period               $  5,255      $  9,552
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

The Corporation also has the ability to borrow from the FHLB up to a maximum total of $66.2 million including the cash management line of credit. See Note 4 of the Notes to Consolidated Financial Statements for a detail of the Corporation's borrowings from the FHLB at March 31, 2005.

At March 31, 2005, the Corporation had commitments to originate fixed-rate residential real estate loans totaling $145,000 and variable-rate residential real estate loans totaling $319,000. Loan commitments are generally for 30 days. See Note 5 of the Notes to Consolidated Financial Statements for a detail of the Corporation's loan commitments at March 31, 2005. The Office of Thrift Supervision regulations require the Corporation's insured subsidiary to maintain a safe and sound level of liquid assets. The Corporation considers its liquidity and capital reserves sufficient to meet its outstanding short and long-term needs, and believes it is in compliance with regulatory requirements.

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

At March 31, 2005 and June 30, 2004, management believes the Association complies with all regulatory capital requirements. Based on the Association's computed regulatory capital ratios, the Association is considered well capitalized under the Federal Deposit Insurance Act at March 31, 2005 and June 30, 2004. No conditions or events have occurred subsequent to the last notification by regulators that management believes would have changed the Association's category.

At March 31, 2005 and June 30, 2004, the Association's actual capital levels, minimum required levels and levels to be considered "well capitalized" were as follows.

                                                                                                 To Be
                                                                                           Well Capitalized
                                                                 For Capital            Under Prompt Corrective
                                         Actual               Adequacy Purposes           Action Regulations
                                         ------               -----------------           ------------------
                                  Amount         Ratio      Amount         Ratio         Amount          Ratio
                                  ------         -----      ------         -----         ------          -----
                                                           (Dollars in Thousands)
                                                           ----------------------
March 31, 2005
--------------
Total capital (to risk-
  weighted assets)             $  16,594         20.5%    $  6,465          8.0%     $    8,081          10.0%
Tier 1 (core) capital (to
  risk-weighted assets)           15,810         19.6        3,232          4.0           4,849           6.0
Tier 1 (core) capital (to
  adjusted total assets)          15,810         11.6        5,452          4.0           6,815           5.0
Tangible capital (to
  adjusted total assets)          15,810         11.6        2,044          1.5             N/A

June 30, 2004
-------------
Total capital (to risk-
  weighted assets)             $  15,448         20.0%    $  6,176          8.0%     $    7,720          10.0%
Tier 1 (core) capital (to
  risk-weighted assets)           14,855         19.2        3,088          4.0           4,632           6.0
Tier 1 (core) capital (to
  adjusted total assets)          14,855         10.9        5,440          4.0           6,801           5.0
Tangible capital (to
  adjusted total assets)          14,855         10.9        2,040          1.5             N/A


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

Disclosure Controls

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2005 our disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
         None.

Item 5.  Other Information
         -----------------
         None.

Item 6.  Exhibits
         --------
         (a) (1) Exhibits 31.1 and 31.2: Section 302 Certifications
         (2) Exhibit 32: Section 906 Certifications

--------------------------------------------------------------------------------

                                  (Continued)

                      PEOPLES-SIDNEY FINANCIAL CORPORATION

--------------------------------------------------------------------------------

                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the small business issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:   May 16, 2005                       /s/ Douglas Stewart
       -------------------------           -------------------------------------
                                           Douglas Stewart
                                           President and Chief Executive Officer





Date:   May 16, 2005                       /s/ Debra Geuy
       -------------------------           -------------------------------------
                                           Debra Geuy
                                           Chief Financial Officer



--------------------------------------------------------------------------------

                                  (Continued)

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

11            Statement  Regarding   Computation  of      See Note 6 to the consolidated financial statements.
              Earnings per Share

31.1          Certification  of Principal  Executive
              Officer  Pursuant  to  Section  302 of
              the Sarbanes-Oxley Act of 2002

31.2          Certification  of Principal  Financial
              Officer  Pursuant  to  Section  302 of
              the Sarbanes-Oxley Act of 2002

--------------------------------------------------------------------------------------------------------------------

                                                                                                                 25.

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