Form 10KSB
period 2005-06-30
PEOPLES SIDNEY FINANCIAL CORP
filed 2005-09-28
CIK 1031340

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

  (Mark one)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 2005

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________ to __________________

                           Commission File No. 0-22223

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                      ------------------------------------
                 (Name of small business issuer in its charter)

                Delaware                                      31-1499862
----------------------------------------                ------------------------
    (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                      Identification Number)


  101 East Court Street, Sidney, Ohio                           45365
----------------------------------------                ------------------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

Issuer's revenues for the fiscal year ended June 30, 2005 were: $7,908,456

At September 23, 2005, there were issued and outstanding 1,425,148 of the Registrant's Common Shares.

The aggregate market value of the voting and non-voting common stock held by non-affiliates as of August 31, 2005, was $15,667,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Parts II and IV of Form 10-KSB - Portions of the Annual Report to Stockholders for the fiscal year ended June 30, 2005.

Part III of Form 10-KSB - Portions of Proxy Statement for 2005 Annual Meeting of Stockholders.

Transitional Small Business Disclosure Form (check one):
Yes [_]   No [X]

--------------------------------------------------------------------------------
                                                                              1.

                                            INDEX
                                         FORM 10-KSB

                                                                                           Page(s)
                                                                                           -------

PART I
------

      Item 1.     Description of Business                                                    3-34

      Item 2.     Description of Property                                                      35

      Item 3.     Legal Proceedings                                                            35

      Item 4.     Submission of Matters to a Vote of Security Holders                          35

PART II
-------

      Item 5.     Market for Registrant's Common Equity, Related Shareholder Matters
                    and Small Business Issuer Purchases of Equity Securities                   36

      Item 6.     Management's Discussion and Analysis or Plan of Operation                    36

      Item 7.     Financial Statements                                                         36

      Item 8.     Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure                                          36

      Item 8A.    Controls and Procedures                                                      36

      Item 8B.    Other Information                                                            36

PART III
--------

      Item 9.     Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act                            37

      Item 10.    Executive Compensation                                                       37

      Item 11.    Security Ownership of Certain Beneficial Owners and Management
                  and Related Stockholder Matters                                              37

      Item 12.    Certain Relationships and Related Transactions                               38

      Item 13.    Exhibits                                                                     39

      Item 14.    Principal Accountant Fees and Services                                       40

Signatures                                                                                     41

Exhibits

-------------------------------------------------------------------------------------------------
                                                                                               2.

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

--------------------------------------------------------------------------------
                                                                              3.

      The Corporation does not undertake and specifically declines any obligation to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Lending Activities
------------------

      General:  The principal lending activity of the Corporation is originating
      -------
for its portfolio first mortgage loans secured by owner-occupied one- to four-family residential properties located in its primary market area. In addition, in order to increase the yield and/or the interest rate sensitivity of its portfolio and in order to provide more comprehensive financial services to families and businesses in the Corporation's primary market area, the Corporation also originates construction or development, commercial real estate, consumer, land, multi-family and commercial business loans. The Corporation may adjust or discontinue any product offering to respond to competitive or economic factors.

      Loan  Portfolio  Composition:  The  following  information  sets forth the
      ----------------------------
composition of the Corporation's loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred loan fees and allowance for loan losses) as of the dates indicated.

                                                                  June 30,
                                                   ------------------------------------
                                                   2005                            2004
                                          Amount         Percent           Amount         Percent
                                          ------         -------           ------         -------
                                                         (Dollars in thousands)
Real estate loans
    One- to four-family                $     94,594        77.33%       $     89,975        77.05%
    Construction and development              1,442         1.18               3,056         2.62
    Commercial                               12,564        10.27              11,848        10.14
    Multi-family                              1,297         1.06               1,331         1.14
    Land                                      2,187         1.79               1,695         1.45
                                       ------------     --------        ------------     --------
         Total real estate loans            112,084        91.63             107,905        92.40
                                       ------------     --------        ------------     --------

Other loans
    Consumer
       Automobile                             3,775         3.08               3,179         2.72
       Deposit account                          314         0.26                 194         0.17
       Other                                    967         0.79                 838         0.72
                                       ------------     --------        ------------     --------
         Total consumer loans                 5,056         4.13               4,211         3.61
                                       ------------     --------        ------------     --------

    Commercial business loans                 5,185         4.24               4,662         3.99
                                       ------------     --------        ------------     --------
          Total loans                       122,325       100.00%            116,778       100.00%
                                       ------------     ========        ------------     ========
Less:
    Deferred loan fees                         (379)                            (373)
    Allowance for loan losses                  (836)                            (753)
                                       ------------                     ------------

          Total loans, net             $    121,110                     $    115,652
                                       ============                     ============


-------------------------------------------------------------------------------------------------
                                                                                               4.

      The following table shows the composition of the Corporation's loan portfolios by fixed- and adjustable-rate at the dates indicated.

                                                                                  June 30,
                                                                 ------------------------------------
                                                                 2005                            2004
                                                        Amount        Percent           Amount         Percent
                                                        ------        -------           ------         -------
                                                                          (Dollars in thousands)
Fixed-rate loans:
    Real estate
       One- to four-family                           $     55,140        45.08%       $     54,975        47.08%
       Construction and development                         1,262         1.03               1,673         1.43
       Commercial                                           1,271         1.04               1,388         1.19
       Multi-family                                            --           --                  --           --
       Land                                                 1,018         0.83                 905         0.77
                                                     ------------     --------        ------------     --------
         Total real estate loans                           58,691        47.98              58,941        50.47
    Consumer loans                                          5,056         4.13               4,211         3.61
    Commercial business loans                               2,616         2.14               2,379         2.04
                                                     ------------     --------        ------------     --------
         Total fixed-rate loans                            66,363        54.25              65,531        56.12
                                                     ------------     --------        ------------     --------

Adjustable-rate loans:
    Real estate
       One- to four-family                                 39,454        32.25              35,000        29.97
       Construction and development                           180         0.15               1,383         1.19
       Commercial                                          11,293         9.23              10,460         8.95
       Multi-family                                         1,297         1.06               1,331         1.14
       Land                                                 1,169         0.96                 790         0.68
                                                     ------------     --------        ------------     --------
         Total real estate loans                           53,393        43.65              48,964        41.93
    Consumer loans                                             --           --                  --           --
    Commercial business loans                               2,569         2.10               2,283         1.95
                                                     ------------     --------        ------------     --------
         Total adjustable rate loans                       55,962        45.75              51,247        43.88
                                                     ------------     --------        ------------     --------

    Total loans                                           122,325       100.00%            116,778       100.00%
                                                     ------------     ========        ------------     ========

Less:
    Deferred loan fees                                       (379)                            (373)
    Allowance for loan losses                                (836)                            (753)
                                                     ------------                     ------------

         Total loans, net                            $    121,110                     $    115,652
                                                     ============                     ============

---------------------------------------------------------------------------------------------------------------
                                                                                                             5.

      The following schedule presents the contracted maturities of the Corporation's loan portfolio at June 30, 2005. The schedule does not reflect the effects of possible prepayments or enforcement of the due-on-sale clauses. The amortizing loans, such as one- to four-family and installment loans, the entire current principal balance as show as being due at maturity.

                                          Real Estate
                          -----------------------------------------
                              One- to Four-
                               Family and           Multi-family,
                            Construction and         Commercial                                 Commercial
                               Development            and Land            Consumer               Business               Total
                          --------------------  -------------------  --------------------   -------------------  -------------------

                                       Weighted             Weighted            Weighted               Weighted             Weighted
                                        Average              Average             Average                Average              Average
                             Amount      Rate      Amount     Rate     Amount     Rate         Amount    Rate       Amount     Rate
                             ------      ----      ------     ----     ------     ----         ------    ----       ------     ----
                                                                    (Dollars in thousands)
1 year or less*           $        51     7.10% $      388     6.27% $      783      6.13% $      856      6.79% $    2,078    6.45%
Over 1 year - 3 years             523     7.16         273     5.79       1,511      7.24       2,135      6.67       4,442    6.87
Over 3 years - 5 years          1,233     6.80         360     5.38       2,307      6.69       1,443      6.54       5,343    6.59
Over 5 years - 10 years         6,178     6.27         848     5.85         381      6.15         751      6.74       8,158    6.26
Over 10 years - 20 years       55,455     6.16      10,162     6.04          74      8.41          --       --       65,691    6.15
Over 20 years                  32,596     6.06       4,017     5.69          --       --           --       --       36,613    6.02
                          -----------  -------  ----------  -------  ----------  -------   ----------  -------   ----------  ------

    Total                 $    96,036     6.15% $   16,048     5.93% $    5,056      6.75% $    5,185      6.66% $  122,325    6.17%
                          ===========  =======  ==========  =======  ==========  ========  ==========  ========  ==========  ======

*Include demand loans, loans having no stated maturity and overdraft loans.

The total amount of loans due after June 30, 2006 that have predetermined interest rates is $64,888 , while the total amount of loans due after such dates which have floating or adjustable interest rates is $55,359.


--------------------------------------------------------------------------------
                                                                              6.

      Under federal law, the aggregate amount of loans that the Association is permitted to make to any one borrower is generally limited to 15% of unimpaired capital and surplus (25% if the security for such loan has a "readily ascertainable" value or 30% for certain residential development loans). At June 30, 2005, based on the above limitation, the Association's regulatory loan-to-one borrower limit was approximately $2.4 million. On the same date, the Association had no borrowers with outstanding balances in excess of this amount. As of June 30, 2005, the largest dollar amount of indebtedness of one borrower or group of related borrowers was $1,708,163, and is secured by a church. The next largest loan to one borrower or group of related borrowers had an outstanding balance of $1,375,395 at June 30, 2005 and is secured by multiple one-to four-family real estate properties. As of June 30, 2005, such loans were performing in accordance with their terms.

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

One- to Four-Family Residential Real Estate Lending

      The cornerstone of the Association's lending program has long been the origination of long-term permanent loans secured by mortgages on owner-occupied one- to four-family residences. At June 30, 2005, $94.6 million, or 77.33% of the Association's loan portfolio, consisted of permanent loans on one- to four-family residences. At that date, the average outstanding residential loan balance was $73,728 and the largest outstanding residential loan had a principal balance of $1,247,374. Virtually all of the residential loans originated by the Association are secured by properties located in the Association's market area.

      The Association originates fixed-rate residential loans in amounts and at rates that are monitored for compliance with the Association's asset/liability management policy. Currently, the Association originates fixed-rate loans with maturities of up to 20 years for retention in its own portfolio. Limiting the contractual term to 20 years, as opposed to the more traditional 30 year period, allows for accelerated principal repayment and equity build up for the borrower. Currently, all such loans are made on owner-occupied properties. All fixed-rate loans originated by the Association are retained and serviced by it. At June 30, 2005, the Association had $55.1 million of fixed-rate permanent one-to four-family residential loans, constituting 45.08% of the Association's loan portfolio at such date.


--------------------------------------------------------------------------------
                                                                              7.

      The Association has offered adjustable rate mortgage ("ARM") loans at rates, terms and points determined in accordance with market and competitive factors. The Association's current one- to four-family residential ARMs are fully amortizing loans with contractual maturities of up to 30 years. Applicants are qualified using a fully indexed rate, and no ARMs allow for negative amortization. The interest rates on the ARMs originated by the Association are generally subject to adjustment at one, three, and five-year intervals based on a margin over the analogous Treasury Securities Constant Maturity Index. Decreases or increases in the interest rate of the Association's ARMs are generally limited to 6% above or below the initial interest rate over the life of the loan, and up to 2% per adjustment period. The Association's ARMs are not convertible into fixed-rate loans, and do not contain prepayment penalties. ARM loans may be assumed on a case-by-case basis with the Association's consent. At June 30, 2005, the total balance of one- to four-family ARMs was $39.5 million, or 32.25% of the Corporation's loan portfolio. All ARMs originated by the Association are retained and serviced by it.

      The Association has a program specifically tailored to first-time homebuyers. These loans are made on a five-year adjustable basis with a term up to 30 years. The margin, which is lower than other products currently offered, is 200 basis points. Additionally, somewhat higher debt-to-income ratios are permitted, although mandatory escrows for taxes and insurance, an acceptable credit rating and an employment history of at least one year are required. The maximum loan amount under this program, which requires that the property be owner-occupied, is currently $75,000 unless Board of Director approval is obtained, which can be the lesser of the purchase price or 90% of appraised value. At June 30, 2005, the Association had approximately $1.6 million of first-time homebuyer loans in its portfolio.

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

      The Association uses the same underwriting standards for home equity lines of credit as it uses for one- to four-family residential mortgage loans. The Association's home equity lines of credit are originated in amounts, which, together with the amount of the first mortgage, generally do not exceed 80% of the appraised value of the property securing the loan. At June 30, 2005, the Association had $823,000 of home equity lines of credit and an additional $709,000 of funds committed, but undrawn, under such lines.


--------------------------------------------------------------------------------
                                                                              8.

Construction and Development Lending

      The Association makes construction loans to individuals for the construction of their primary or secondary residences and loans to individuals, builders or developers for the construction of single-family homes, multi-family units and commercial real estate projects. Loans to individuals for the construction of their residences or for residential rentals typically run for 12 months. The borrower pays interest only during the construction period. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans. At June 30, 2005, the Association had 18 construction loans with outstanding aggregate balances of $1,442,000 secured by residential property. Of this amount, $952,000 in loans was outstanding directly to borrowers intending to live in the properties upon completion of construction. Loans outstanding to borrowers intending to rent the properties totaled $119,000.

      The Association makes loans to builders and developers to finance the construction of residential property. Such loans generally have adjustable interest rates based upon prime or treasury indexes with terms ranging from six months to one year. The proceeds of the loan are advanced during construction based upon the percentage of completion as determined by an inspection. The loan amount normally does not exceed 85% of projected completed value for homes that have been pre-sold to the ultimate occupant. For loans to builders for the construction of homes not yet pre-sold, which may carry a higher risk, the loan-to-value ratio is generally limited to 80%. Whether the Association is willing to provide permanent takeout financing to the purchaser of the home is determined independently of the construction loan by separate underwriting. In the event that upon completion the house is not sold, the builder is required to make principal and interest payments until the house is sold. At June 30, 2005, the Association did not have any construction loans with builders that pre-sold their homes and seven loans with an outstanding aggregate balance of $371,000 secured by one-to four-family residential properties constructed by builders who have not pre-sold their homes to individual purchasers. The Association also makes a limited number of commercial real estate construction loans with the loan amount generally not to exceed 75% of the completed value. At June 30, 2005, the Association had no commercial real estate construction loans.

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


--------------------------------------------------------------------------------
                                                                              9.

Commercial Real Estate Lending

      The Association's commercial real estate loan portfolio consists of loans secured by a variety of non-residential properties including retail facilities, small office buildings, farm real estate and churches. At June 30, 2005 the Association's largest commercial real estate loan totaled $1,708,163. At that date, the Association had commercial real estate loans, totaling $12,564,000 or 10.27% of gross loans receivable.

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

      The table below sets forth by type of security property the estimated number, loan amount and outstanding balance of the Association's commercial real estate loans at June 30, 2005.

                                                   Original    Outstanding
                                        Number of    Loan       Principal
                                          Loans     Amount       Balance
                                          -----     ------       -------
                                               (Dollars in thousands)
         Office                              26   $    5,311   $    4,361
         Retail                               3          978          319
         Farm real estate                    45        7,101        5,517
         Churches                             5        2,570        2,367
                                          -----   ----------   ----------

             Total                           79   $   15,960   $   12,564
                                          =====   ==========   ==========

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

Multi-Family Lending

      The Association has historically made permanent multi-family loans in its primary market area. However, the amount of such loans has been insignificant. At June 30, 2005, multi-family loans totaled $1,297,000, or 1.06% of gross loans receivable.

      The Association's multi-family loan portfolio includes loans secured by five or more unit residential buildings located primarily in the Association's market area.


--------------------------------------------------------------------------------
                                                                             10.

Land Lending

      Land loans include loans to develop vacant or raw land and are made to various builders and developers with whom the Association has had long-standing relationships. All of such loans are secured by land zoned for residential or commercial developments and located within the Association's market area. Proceeds are used for excavation, utility placements and street improvements. Disbursements related to acquisition and development land loans are typically based on inspections to determine the progress of the project. As lots are sold, a portion of the sale price is applied to the principal of the outstanding loan in order to ensure the loan is paid in full prior to all lots in the development being sold. Interest payments are required at regular intervals (quarterly or semi-annually) and loan terms typically are written for three years. At June 30, 2005, the Association had $471,000 of loans receivable in this category.

      The Association also makes loans to individuals who purchase and hold land for various reasons, such as the future construction of a residence. Such loans are generally originated with terms of five years and have maximum loan- to-value ratios of 85% for loans on improved residential building lots and 75% on undeveloped acreage. At June 30, 2005, the Association had $1,716,000 in land loans to individuals.

      Land lending generally affords the Association an opportunity to receive interest at rates higher than those obtainable from residential lending. Nevertheless, land lending is generally considered to involve a higher level of credit risk due to the fact that funds are advanced upon the security of the land, which is of uncertain value prior to its development.

Consumer Lending

      Management believes that offering consumer loan products helps to expand the Association's customer base and to create stronger ties with its existing customer base. In addition, because consumer loans generally have shorter terms to maturity and carry higher rates of interest than do residential mortgage loans, they can be valuable asset/liability management tools. The Association currently originates substantially all of its consumer loans in its market area. At June 30, 2005, the Association's consumer loans totaled $5,056,000, or 4.13% of the Association's gross loan portfolio.

      The Association offers a variety of secured consumer loans, including automobile loans, loans secured by savings deposits and home improvement loans. Although the Association primarily originates consumer loans secured by real estate, deposits or other collateral, the Association also makes unsecured personal loans.

      The largest component of the Association's consumer lending program is automobile loans. At June 30, 2005, automobile loans totaled $3,775,000, or 3.08% of gross loans receivable. The Association makes loans directly to the consumer to aid in the purchase of new and used vehicles, which serve as collateral for the loan. The Association also employs other underwriting criteria discussed below in deciding whether to extend credit.

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


--------------------------------------------------------------------------------
                                                                             11.

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

Commercial Business Lending

      In order to increase the yield and interest rate sensitivity of its loan portfolio and in order to satisfy the demand for financial services available to individuals and businesses in its primary market area, the Association has maintained a small portfolio of commercial business loans. Although the portfolio remains a small percentage of gross loans outstanding, the Association has experienced substantial growth over the last few years primarily from the new branch facilities. Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are generally of higher risk and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself (which, in turn, may be dependent upon the general economic environment). During the past eight years, the Association has made commercial business loans to businesses such as small retail operations, small manufacturing concerns and professional firms. The Association's commercial business loans almost always include personal guarantees and are usually, but not always, secured by business assets, such as accounts receivable, equipment, inventory and real estate. However, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. Moreover, personal guarantees may be of limited utility in safeguarding the Association's position.

      Most of the Association's commercial business loans have terms ranging from three months to one year and may carry fixed or adjustable interest rates. The underwriting process for commercial business loans generally includes consideration of the borrower's financial statements, tax returns, projections of future business operations and inspection of the subject collateral, if any. At June 30, 2005, commercial business loans totaled $5,185,000, or 4.24% of the Association's gross loans receivable.

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


--------------------------------------------------------------------------------
                                                                             12.

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


--------------------------------------------------------------------------------
                                                                             13.

The following table sets forth the Corporation's loan delinquencies by type, by amount and by percentage of type at June 30, 2005.

                                                  Loans Delinquent For:
                                   -----------------------------------------------------
                                          30-89 Days                90 Days and Over         Total Delinquent Loans
                                   -------------------------   -------------------------   -------------------------
                                   Number   Amount  Category   Number   Amount  Category   Number   Amount  Category
                                   ------   ------  --------   ------   ------  --------   ------   ------  --------
                                                                (Dollars in thousands)
Real estate:
    One- to four-family                32   $2,318     2.45%       17   $1,193     1.26%       49   $3,511     3.71%
    Construction and development        1       12     0.83        --       --       --         1       12     0.83
    Commercial                         --       --       --         1       31     0.25
    Multi-family                       --       --       --        --       --       --        --       --       --
    Land                               --       --       --        --       --       --        --       --       --
Consumer                               21      133     2.63         8       21     0.42        29      154     3.05
Commercial business                     7      180     3.47         3      197     3.80        10      377     7.27
                                   ------   ------   ------    ------   ------   ------    ------   ------   ------

       Total                           61   $2,643     2.16%       29   $1,442     1.18%       90   $4,085     3.34%
                                   ======   ======   ======    ======   ======   ======    ======   ======   ======

--------------------------------------------------------------------------------------------------------------------
                                                                                                                 14.

Classification of Assets:  Federal  regulations require that savings institution
------------------------
classify its assets on a regular basis. In addition, in connection with examinations of savings institutions, OTS and FDIC examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: Substandard, Doubtful and Loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the Association will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets, with the additional characteristics that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as Loss is considered uncollectible and of such little value that continuance as an asset on the balance sheet of the institution, without establishment of a specific valuation allowance or charge-off, is not warranted. Assets classified as Substandard or Doubtful require the institution to establish prudent general allowances for loan losses. If an asset or portion thereof is classified as Loss, the institution may charge-off such amount against the loan loss allowance. If an institution does not agree with an examiner's classification of an asset, it may appeal this determination to the District Director of the OTS.

      On the basis of management's review of its assets, at June 30, 2005, the Association had classified a total of $1,598,000 of its loans, as follows:

                  One-      Commercial
                To Four-       Real                                 Commercial
                 Family       Estate        Land       Consumer      Business      Total
                 ------       ------        ----       --------      --------      -----
                                          (Dollars in thousands)
Substandard    $     1,286  $        31  $        --  $        72  $        37  $    1,426
Doubtful                --           --           --           --          161         161
Loss                    --           --           --           11           --          11
               -----------  -----------  -----------  -----------  -----------  ----------

               $     1,286  $        31  $        --  $        83  $       198  $    1,598
               ===========  ===========  ===========  ===========  ===========  ==========

      The Association's classified assets consist of the (i) nonperforming loans and (ii) loans and other assets of concern discussed herein. As of June 30, 2005, these asset classifications are consistent with those of the OTS and FDIC.

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


--------------------------------------------------------------------------------
                                                                             15.

                                                                June 30,
                                                         ----------------------
                                                           2005          2004
                                                           ----          ----
                                                         (Dollars in thousands)
Nonaccruing loans
    One- to four-family                                  $  1,287      $    624
    Construction and
      Development                                              --            --
    Commercial real estate                                     31            --
    Multi-family                                               --            --
    Land                                                       --            --
    Consumer                                                   --            --
    Commercial business                                        --            --
                                                         --------      --------
       Total                                                1,318           624

Accruing loans delinquent
  more than 90 days
    One- to four-family                                       131           423
    Construction and
      Development                                              --            --
    Commercial real estate                                     --            --
    Multi-family                                               --            --
    Land                                                       --            --
    Consumer                                                   21            35
    Commercial business                                       197           129
                                                         --------      --------
       Total                                                  349           587

Foreclosed assets
    One- to four-family                                        --            99
    Construction and
      development                                              --            --
    Commercial real estate                                     --            --
    Multi-family                                               --            --
    Land                                                       --            --
    Consumer                                                   --            --
    Commercial business                                        --            --
                                                         --------      --------
       Total                                                   --            99
                                                         --------      --------

Total nonperforming assets                               $  1,667      $  1,310
                                                         ========      ========
Total as a percentage of
  total assets                                               1.22%         0.96%
                                                         ========      ========

      For the year ended June 30, 2005 gross interest income which would have been recorded had the nonaccruing loans been current in accordance with their original terms amounted to $87,593. The amount that was included in interest income on such loans was $47,920 for the year ended June 30, 2005.

Other Assets of Concern: As of June 30, 2005, the Association had no assets that
-----------------------
are not now disclosed because of known information about the possible credit problems of the borrowers or the cash flows of the security property which would cause management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the nonperforming asset categories.


--------------------------------------------------------------------------------
                                                                             16.

Allowance for Loan Losses:  Management  estimates the allowance balance required
-------------------------
based on past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged-off.

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

      As of June 30, 2005, the Association's allowance for loan losses as a percent of gross loans receivable and as a percent of nonperforming loans amounted to 0.69% and 50.12%, respectively. As of June 30, 2004, the Association's allowance for loan losses as a percent of gross loans receivable and as a percent of nonperforming loans amounted to 0.65% and 62.17%, respectively. In light of the level of nonperforming assets to total assets and the nature of these assets, management believes that the allowance for loan losses is adequate. While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments to the allowance for loan losses, and net earnings could be significantly affected, if circumstances differ substantially from the assumptions used in making the final determination.


--------------------------------------------------------------------------------
                                                                             17.

      The following table sets forth an analysis of the Corporation's allowance for loan losses.

                                                            Year ended June 30,
                                                           --------------------
                                                             2005         2004
                                                             ----         ----
                                                          (Dollars in thousands)

Balance at beginning of period                             $    753    $    766

Charge-offs
    One- to four-family                                          --          33
    Construction and
    Development                                                  --          --
    Commercial real estate                                       --          --
    Multi-family                                                 --          --
    Consumer                                                      9          13
    Commercial business                                          --          21
                                                           --------    --------
                                                                  9          67
                                                           --------    --------
Recoveries
    One- to four-family                                          --          --
    Construction and
      Development                                                --          --
    Commercial real estate                                       --          --
    Multi-family                                                 --          --
    Consumer                                                      1           1
    Commercial business                                          --          --
                                                           --------    --------
                                                                  1           1
                                                           --------    --------

Net charge-offs                                                   8          66
Additions charged to operations                                  91          53
                                                           --------    --------
Balance at end of period                                   $    836    $    753
                                                           ========    ========

Ratio of net charge-offs during the period to
  average loans outstanding* during the period                 0.01%       0.06%
                                                           ========    ========

Ratio of net charge-offs during the period to
  nonperforming assets at the  end of the period               0.53%       5.08%
                                                           ========    ========

* Calculated net of deferred loan fees and the allowance for loan losses.

--------------------------------------------------------------------------------
                                                                             18.

The distribution of the Corporation's allowance for losses on loans at the dates indicated is summarized as follows:

                                                          June 30,
                              -----------------------------------------------------------------
                                            2005                              2004
                              -------------------------------   -------------------------------
                              Allowance   Category     Loans    Allowance   Category    Loans
                              ---------   --------     -----    ---------   --------    -----
                                                    (Dollars in thousands)
One- to four-family            $    434   $ 94,594      77.33%   $    384   $ 89,975      77.05%
Construction and development          4      1,442       1.18          10      3,056       2.62
Commercial real estate               35     12,564      10.27          37     11,848      10.14
Multi-family                          3      1,297       1.06           4      1,331       1.14
Land                                  5      2,187       1.79           5      1,695       1.45
Consumer                            105      5,056       4.13          94      4,211       3.61
Commercial business                 250      5,185       4.24         219      4,662       3.99
Unallocated                          --         --         --          --         --         --
                               --------   --------   --------    --------   --------   --------

    Total                      $    836   $122,325     100.00%   $    753   $116,778     100.00%
                               ========   ========   ========    ========   ========   ========

Investment Activities

      As part of its asset/liability management strategy, the Corporation invests in U.S. Government and agency obligations and mortgage-backed securities to supplement its lending activities. The Association's investment policy also allows for investments in overnight funds and certificates of deposit. The Association may consider the expansion of investments into other securities if deemed appropriate. At June 30, 2005, the Corporation did not own any securities of a single issuer that exceeded 10% of the Association's equity, other than U.S. Government or federal agency obligations. See Note 2 of the Notes to the Consolidated Financial Statements for additional information regarding the Association's securities portfolio.

      As of June 30, 2005 the Corporation had securities totaling $5.4 million classified as available for sale while there were no securities classified as held to maturity. As future securities are acquired, the Corporation may elect to classify them as either available for sale or held to maturity.


--------------------------------------------------------------------------------
                                                                             19.

The following table sets forth the composition of the Corporation's investments in securities and time deposits at the dates indicated.

                                                                June 30,
                                           --------------------------------------------------
                                                     2005                      2004
                                                     ----                      ----
                                            Carrying       % of        Carrying       % of
                                              Value        Total         Value        Total
                                              -----        -----         -----        -----

                                                         (Dollars in thousands)

U.S. Government Agencies                   $    5,434        76.45%   $    5,288        76.76%
FHLB stock                                      1,674        23.55         1,602        23.24
                                           ----------   ----------    ----------   ----------

    Total securities                       $    7,108       100.00%   $    6,890       100.00%
                                           ==========   ==========    ==========   ==========

Average remaining life of securities       5.24 years                 6.17 years

Other interest-earning assets
    Interest-bearing deposits with banks   $    3,954       100.00%   $    4,706        54.05%
    Overnight deposits                             --           --         4,000        45.95
                                           ----------   ----------    ----------   ----------

          Total                            $    3,954       100.00%   $    8,706       100.00%
                                           ==========   ==========    ==========   ==========


---------------------------------------------------------------------------------------------
                                                                                          20.

The composition and maturities of the securities portfolio, excluding FHLB stock, are indicated in the following table.

                                                               June 30, 2005
                           ------------------------------------------------------------------------------------------
                             Less than 1 year        1 to 5 years           5 to 10 years          Total Securities
                           -------------------   --------------------    --------------------    --------------------
                           Carrying     Fair     Carrying     Fair       Carrying      Fair      Carrying      Fair
                            Value       Value     Value       Value       Value       Value       Value        Value
                            -----       -----     -----       -----       -----       -----       -----        -----
                                                         (Dollars in thousands)
U.S. Government Agencies
    available for sale     $     --   $     --   $  2,494    $  2,494    $  2,940    $  2,940    $  5,434    $  5,434
                           --------   --------   --------    --------    --------    --------    --------    --------

                           $     --   $     --   $  2,494    $  2,494    $  2,940    $  2,940    $  5,434    $  5,434
                           ========   ========   ========    ========    ========    ========    ========    ========

Weighted average yield           --%        --%      3.58%       3.58%       3.66%       3.66%       3.63%       3.63%


----------------------------------------------------------------------------------------------------------------------
                                                                                                                   21.

Sources of Funds

General. The Corporation's  primary sources of funds are deposits,  amortization
-------
and  prepayment  of  loan  principal,   maturities  of  securities,   short-term
investments and funds provided from operations as well as FHLB advances.

Deposits.  The  Association  offers a variety of deposit  accounts having a wide
--------
range of interest rates and terms. The Association's deposits consist of passbook accounts, statement savings, NOW accounts, Christmas club, money market and certificate accounts. The Association relies primarily on advertising, including newspaper and radio, competitive pricing policies and customer service to attract and retain these deposits. Neither premiums nor brokered deposits are utilized.

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

      At June 30, 2005, the Association had approximately $4,709,000 in certificate accounts in amounts of $100,000 or more maturing as follows:

                                                                 Weighted
                                                                  Average
              Maturity Period                          Amount      Rate
              ---------------                          ------      ----
                                                     (Dollars in thousands)

      Three months or less                            $  1,057       4.40%
      Over three through six months                        904       3.96
      Over six through 12 months                           980       2.67
      Over 12 months                                     1,768       3.86
                                                      --------   --------
          Total                                       $  4,709       3.75%
                                                      ========   ========

      For additional information regarding the composition of the Corporation's deposits, see Note 7 of Notes to Consolidated Financial Statements.


--------------------------------------------------------------------------------
                                                                             22.

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

      The following table sets forth the maximum month-end balance and average balance of FHLB advances for the periods indicated.

                                                          Year Ended June 30,
                                                           2005        2004
                                                           ----        ----
                                                        (Dollars in thousands)
FHLB advances
    Balance at end of period                             $ 32,589    $ 31,140
    Weighted average rate at period end                      5.21%       5.32%
    Maximum balance at any month-end during the period   $ 32,589    $ 31,811

    Average balance for the period                       $ 30,792    $ 31,379
    Weighted average rate for the period                     5.30%       5.34%

Service Corporations

      As a federally chartered savings association, the Association is permitted by OTS regulations to invest up to 2.0% of its assets, or $2.7 million at June 30, 2005 in the stock of, or loans to, service corporation subsidiaries. As of such date, the Association had no investments in service corporations.

                                   REGULATION

General

      The Association is a federally chartered savings association, the deposits of which are federally insured by the FDIC and backed by the full faith and credit of the United States Government up to applicable limits. The Association is subject to broad federal regulation and oversight extending to all its operations, principally by its primary federal regulator, the OTS. The Association is a member of the FHLB of Cincinnati and is subject to certain limited regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). As the savings and loan holding company of the Association, Peoples also is subject to federal regulation and oversight, principally by the OTS. The purpose of the regulation of Peoples and other savings and loan holding companies is to protect subsidiary savings associations. The Association is a member of the SAIF, which together with the Bank Insurance Fund (the "BIF") are the two deposit insurance funds administered by the FDIC. As a result, the FDIC has certain regulatory and examination authority over the Association.

      Certain of these regulatory requirements and restrictions are discussed below or elsewhere in this document.


--------------------------------------------------------------------------------
                                                                             23.

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


--------------------------------------------------------------------------------
                                                                             24.

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

Federal Regulation of Savings Associations

      The  OTS  has  extensive   authority   over  the   operations  of  savings
associations, such as the Association. As part of this authority, the Association is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS. The last regular OTS examination of the Association was as of December 7, 2004. When these examinations are conducted by the OTS, the examiners may require the Association to provide for higher general or specific loan loss reserves and take other corrective action. All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the OTS. The Association's OTS assessment for the fiscal year ended June 30, 2005 was $45,000.


--------------------------------------------------------------------------------
                                                                             25.

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

      The Association's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At June 30, 2005, the Association's lending limit under this restriction was $2.4 million. The Association is in compliance with the loans-to-one-borrower limitation.

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


--------------------------------------------------------------------------------
                                                                             26.

      The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period. As of June 30, 2005, the Association was designated as a well-capitalized institution.

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

      The FDIC anticipates that the level of the designated reserve ratio may fall below 1.25% of SAIF insured deposits. Accordingly, the SAIF may assess its insured institutions a premium in the near future.

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

      The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. At June 30, 2005, the Association did not have any intangible assets.


--------------------------------------------------------------------------------
                                                                             27.

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

      At June 30, 2005, the Association had tangible capital of $16,083,000, or 11.8% of adjusted total assets. The minimum requirement was 1.5 % of adjusted total assets on that date.

      The capital standards also effective require core capital equal to at least 4% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card receivables. At June 30, 2005, the Association had core capital equal to $16,083,000, or 11.8% of adjusted total assets. The minimum leverage ratio requirement was 4.0% and the well capitalized requirement was 5.0% on that date.

      The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At June 30, 2005, the Association had $826,000 of its total $835,500 of allowance for loan losses that were general loss reserves, which was less than 1.25% of risk-weighted assets. Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. The Association had no such exclusions from capital and assets at June 30, 2005. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, the OTS has assigned a risk weight of 50% for prudently underwritten permanent one- to four-family first lien mortgage loans not more than 90 days delinquent and having a loan to value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by the FNMA or FHLMC. On June 30, 2005, the Association had total capital of $16,909,000 (including $16,083,000 in core capital and $826,000 in qualifying supplementary capital) and risk-weighted assets of $81,878,000 or total capital of 20.7% of risk-weighted assets. The minimum requirement was 8.0 % and the well capitalized requirement was 10.0% on that date.

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


--------------------------------------------------------------------------------
                                                                             28.

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

Limitations on Dividends and Other Capital Distributions

OTS regulations impose various restrictions on savings associations with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. Assuming the absence of supervisory problems, OTS regulations generally permit a federal savings association to pay dividends in any calendar year equal to net income for that year plus retained earnings for the preceding two years less any dividends paid. In addition to current year earnings, approximately $15,000 is available to pay dividends to the holding company during the fiscal year ending June 30, 2006 without prior regulatory approval.

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


--------------------------------------------------------------------------------
                                                                             29.

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


--------------------------------------------------------------------------------
                                                                             30.

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


--------------------------------------------------------------------------------
                                                                             31.

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

Federal Reserve System

      The Federal Reserve Board requires all depository institutions to maintain noninterest-bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At June 30, 2005, the Association was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "-Liquidity."

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

      As a member, the Association is required to purchase and maintain stock in the FHLB of Cincinnati. At June 30, 2005, the Association had $1,673,900 in FHLB stock, which was in compliance with this requirement.

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


--------------------------------------------------------------------------------
                                                                             32.

      For the year ended June 30, 2005, dividends paid by the FHLB of Cincinnati to the Association totaled $72,500, which constitutes a $10,100 increase over the amount of dividends received in fiscal year 2004. The $20,100 dividend for the quarter ended June 30, 2005 reflects an annualized rate of 4.875%.

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

      A portion of the Association's reserves for losses on loans may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of June 30, 2005, the portion of the Association's reserves subject to this treatment for tax purposes totaled approximately $2.2 million.

      Peoples and the Association file consolidated federal income tax returns on a fiscal year basis using the accrual method of accounting.

      The Corporation has been audited by the IRS, or the statute of limitations for assessment has closed, with respect to federal income tax returns through June 30, 2001. With respect to years examined by the IRS, either all deficiencies have been satisfied or sufficient reserves have been established to satisfy asserted deficiencies. In the opinion of management, any examination of still open returns (including returns of subsidiaries and predecessors of, or entities merged into the Corporation) would not result in a deficiency that could have a material adverse effect on the financial condition of the Corporation.

      Ohio Taxation: The Association conducts its business in Ohio and consequently is subject to the Ohio corporate franchise tax. A financial institution subject to the Ohio corporate franchise tax levied by the Ohio Revised Code pays a tax equal to 1.3 times its apportioned net worth. The apportionment factor consists of a gross receipts factor, determined by reference to the total receipts of the financial institution from all sources, a property factor, determined by reference to the net book value of all loans and fixed assets owned by the financial institution and a payroll factor. The Corporation also files an Ohio franchise tax return and pays tax on its Ohio taxable income. However, the only income recorded by the Corporation is the income generated by the Association, therefore the Corporation is required to only pay the minimum annual filing amount of $50.00.

      Delaware Taxation: As a Delaware holding company, Peoples is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual fee to the State of Delaware. This tax is calculated on the Assumed Par Value method, which is based on a capital valuation amount as opposed to net income.


--------------------------------------------------------------------------------
                                                                             33.

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

Employees

      At June 30, 2005, the Association had a total of 32 full-time employees, 14 of whom have been employed by the Association for at least 10 years, and 7 part-time employees. None of the Association's employees are represented by any collective bargaining group. Management considers its employee relations to be good.


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

      David R. Fogt.  Mr.  Fogt,  age 54, is Vice  President of  Operations  and
      -------------
Financial Services of the Association. He is responsible for the overall administration of the Association with direct responsibilities in consumer lending and asset and liability management. He has been employed by the Association since 1983.

      Gary N. Fullenkamp.  Mr. Fullenkamp, age 49, is Vice President of Mortgage
      ------------------
Loans and Corporate Secretary of the Association. He is responsible for mortgage lending operations of the Association, including underwriting and processing of mortgage loan activity. He has been employed by the Association since 1979.

      Debra A. Geuy. Mrs. Geuy, age 47, is Chief Financial Officer and Treasurer
      -------------
of the Association. She is responsible for overseeing the financial functions of the Association. She has been employed by the Association since 1978.


--------------------------------------------------------------------------------
                                                                             34.

ITEM 2 - DESCRIPTION OF PROPERTY
--------------------------------

      The following table sets forth information concerning the main and branch offices and a drive-in facility of the Association at June 30, 2005. The Association believes that its current facilities are adequate. The Association also maintains a 24-hour ATM at its main and branch office locations.

                                                                        Net Book
                                                                        Value at
                                                Year       Owned        June 30,
                                               Opened    or Leased        2005
                                               ------    ---------        ----
      Main Office
          101 East Court Street                 1917       Owned       $ 224,126
          Sidney, Ohio  45365

      Drive-In
          232 South Ohio Avenue                 1971       Owned       $ 151,814
          Sidney, Ohio  45365

      Anna Branch
          403 South Pike Street                 1998       Owned       $ 529,698
          Anna, Ohio  45302

      Jackson Center Branch
          115 East Pike Street                  1998       Owned       $ 409,916
          Jackson Center, Ohio  45334

      Sidney Wal-Mart Branch
          2400 West Michigan Avenue             2001       Leased      $ 151,330
          Sidney, Ohio  45365

      The Association's depositor and borrower customer files are maintained by an independent data processing company. The net book value of the data processing and computer equipment utilized by the Association at June 30, 2005 was approximately $221,461.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

      No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended June 30, 2005.


--------------------------------------------------------------------------------
                                                                             35.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY,  RELATED SHAREHOLDER MATTERS AND
--------------------------------------------------------------------------------
SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES
----------------------------------------------------

      Page 4 of Peoples' 2005 Annual Report to Stockholders,  attached hereto as
Exhibit 13, is incorporated herein by reference.


ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------

      Pages 8 through 20 of the Peoples' 2005 Annual Report to Stockholders, attached hereto as Exhibit 13, are incorporated herein by reference.


ITEM 7 - FINANCIAL STATEMENTS
-----------------------------

      Pages 21 through 48 of the Peoples' 2005 Annual Report to Stockholders, attached hereto as Exhibit 13, are incorporated herein by reference.


ITEM 8 -  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
--------------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

      Not applicable.


ITEM 8A - CONTROLS AND PROCEDURES
---------------------------------

      The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures, as such term is defined Rules 13a-15(e) and 15d-15(e) of the securities Exchange Act of 1934 (Exchange
Act) as of the end of the period covered by the report.

      Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2005 our disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC's rules an forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

ITEM 8B - OTHER INFORMATION
---------------------------

      Not applicable.


--------------------------------------------------------------------------------
                                                                             36.

                                    PART III

ITEM  9  -  DIRECTORS,   EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
--------------------------------------------------------------------------------
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
-------------------------------------------------

Directors

      Information concerning directors of Peoples is incorporated herein by reference from Peoples' definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2005, which was filed with the SEC on September 20, 2005.

Executive Officers

      Information concerning the executive officers of Peoples who are not directors is incorporated by reference from Part I of this Form 10-KSB under the caption "Executive Officers of the Registrant Who Are Not Directors."

Section 16(a) Beneficial Ownership Reporting Compliance

      Information concerning compliance with Section 16(a) reporting requirements by Peoples' directors and executive officers is incorporated herein by reference from the Peoples' definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2005, which was filed with the SEC on September 20, 2005.

Code of Ethics

      We have adopted a Code of Ethics for Principal Executive Officers and Senior Financial Officers within the meaning of Item 406(b) of Regulation S-K. This Code of Ethics applies to our principal executive officer, principal financial officer, principal accounting officer and others performing similar functions. The Code of Ethics is attached hereto as Exhibit 14. If we make substantive amendments to the Code of Ethics that are applicable to our principal executive of financial officers, or grant any waiver, including any implicit waiver of any provision of the code as applicable to our principal executive or financial officers, we will disclose the nature of such amendment or waiver in a report on Form 8-K in a timely manner.

ITEM 10 - EXECUTIVE COMPENSATION
--------------------------------

      Information concerning executive compensation is incorporated herein by reference from Peoples' definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2005, which has been filed with the SEC on September 20, 2005.

ITEM 11 - SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL  OWNERS AND  MANAGEMENT AND
--------------------------------------------------------------------------------
RELATED STOCKHOLDER MATTERS
---------------------------

      Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from Peoples' definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2005, which has been filed with the SEC on September 20, 2005.


--------------------------------------------------------------------------------
                                                                             37.

      The following table provides information as of June 30, 2005 related to our equity compensation plans in effect at that time.

                          Equity Compensation Plan Information

---------------------------------------------------------------------------------------------
                               (a)                    (b)                    (c)
---------------------------------------------------------------------------------------------

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

---------------------------------------------------------------------------------------------
Equity compensation
plans approved by
security holders.            140,824                $16.03                37,714

---------------------------------------------------------------------------------------------

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

      Information concerning certain relationships and related transactions is incorporated herein by reference from Peoples' definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2005, which has been filed with the SEC on September 20, 2005.



--------------------------------------------------------------------------------
                                                                             38.

ITEM 13 - EXHIBITS
------------------

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

         10.4            401(k) Plan                                                *

         10.5            Incentive Bonus Plan                                       *

         10.6            Peoples-Sidney  Financial  Corporation Amended
                         and Restated  1998 Stock Option and  Incentive
                         Plan                                                       **

         10.7            Peoples-Sidney  Financial  Corporation Amended
                         and Restated 1998 Management Recognition Plan              **

         11              Statement re: computation of per-share             See Note 16 to the Consolidated
                            earnings                                      Financial Statements on pages 45-46
                                                                               of the 2005 Annual Report
                                                                             Stockholders attached hereto
                                                                                     as Exhibit 13

         13              Annual report to Stockholders                              13

         14              Code of Ethics for the Principal Executive
                         Officer and Senior Financial Officer of
                         Peoples-Sidney Financial Corporation                       14

         21              Subsidiaries of Registrant                                 21

         23              Consents of experts and counsel                            23

         31.1            Certification  of the Chief Executive  Officer
                         Pursuant to Section 302 of the  Sarbanes-Oxley
                         Act of 2002                                                31.1

         31.2            Certification  of the Chief Financial  Officer
                         Pursuant to Section 302 of the  Sarbanes-Oxley
                         Act of 2002                                                31.2


----------------------------------------------------------------------------------------
                                                                                     39.

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


ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES
------------------------------------------------

      Information concerning principal accountant fees and services is incorporated herein by reference from Peoples' definitive Proxy Statement for The Annual Meeting of Stockholders to be held in 2005, which has been filed with the SEC on September 20, 2005.



--------------------------------------------------------------------------------
                                                                             40.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the under signed, thereunto duly authorized.

     September 28, 2005                     PEOPLES-SIDNEY FINANCIAL CORPORATION
----------------------------
           Date
                                            By:    /s/DOUGLAS STEWART
                                               ---------------------------------
                                                Douglas Stewart
                                                President, CEO and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on September 28, 2005.

              Signatures                                     Signatures
              ----------                                     ----------


     /s/ DOUGLAS STEWART                               /s/JAMES W. KERBER
-------------------------------------             -------------------------------------
Douglas Stewart                                   James W. Kerber
Douglas Stewart, President, CEO and Director      Director
September 28, 2005                                September 28, 2005

     /s/RICHARD T. MARTIN                              /s/JOHN W. SARGEANT
-------------------------------------             -------------------------------------
Richard T. Martin                                 John W. Sargeant
Chairman of the Board                             Director
September 28, 2005                                September 28, 2005

     /s/HARRY N. FAULKNER                              /s/DEBRA A. GEUY
-------------------------------------             -------------------------------------
Harry N. Faulkner                                 Debra A. Geuy
Director                                          Chief Financial Officer and Treasurer
September 28, 2005                                September 28, 2005




---------------------------------------------------------------------------------------
                                                                                    41.
