Form 10QSB
period 2005-09-30
PEOPLES SIDNEY FINANCIAL CORP
filed 2005-11-14
CIK 1031340

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

      |X| QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Yes |_|     No |X|

As of October 31, 2005, the latest practicable date, 1,405,148 shares of the issuer's common shares, $.01 par value, were issued and outstanding.

Transitional Small Business Disclosure Format (Check One):

Yes |_|     No |X|

--------------------------------------------------------------------------------

                      PEOPLES-SIDNEY FINANCIAL CORPORATION

                                      INDEX

                                                                                     Page
                                                                                     ----
PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements (Unaudited)

          Consolidated Balance Sheets ...........................................      3

          Consolidated Statements of Income .....................................      4

          Consolidated Statements of Comprehensive Income .......................      5

          Condensed Consolidated Statements of Changes in Shareholders' Equity ..      6

          Consolidated Statements of Cash Flows .................................      7

          Notes to Consolidated Financial Statements ............................      8

  Item 2. Management's Discussion and Analysis ..................................     15

  Item 3. Controls and Procedures ...............................................     21

PART II - OTHER INFORMATION

  Item 1. Legal Proceedings .....................................................     22

  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds ...........     22

  Item 3. Defaults Upon Senior Securities .......................................     22

  Item 4. Submission of Matters to a Vote of Security Holders ...................     22

  Item 5. Other Information .....................................................     22

  Item 6. Exhibits ..............................................................     22

SIGNATURES ......................................................................     23

INDEX TO EXHIBITS ...............................................................     24

--------------------------------------------------------------------------------

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------

Item 1. Financial Statements
        --------------------

                                                              September 30,         June 30,
                                                                   2005               2005
                                                              -------------      -------------
                                                               (Unaudited)
ASSETS
Cash and due from financial institutions                      $   1,210,118      $   1,366,825
Interest-bearing deposits in other financial institutions         4,141,644          3,954,371
                                                              -------------      -------------
     Total cash and cash equivalents                              5,351,762          5,321,196
Securities available for sale                                     5,360,475          5,433,915
Federal Home Loan Bank stock                                      1,694,400          1,673,900
Loans, net of allowance of $852,400 and $835,500                122,220,415        121,110,189
Accrued interest receivable                                         834,270            745,534
Premises and equipment, net                                       2,053,655          2,095,691
Other assets                                                        165,493            314,841
                                                              -------------      -------------

     Total assets                                             $ 137,680,470      $ 136,695,266
                                                              =============      =============

LIABILITIES
Deposits                                                      $  85,509,874      $  85,930,737
Borrowed funds                                                   34,153,514         32,588,719
Accrued interest payable and other liabilities                      334,615            414,419
                                                              -------------      -------------
     Total liabilities                                          119,998,003        118,933,875

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value, 500,000 shares
  authorized, none issued and outstanding                                --                 --
Common stock, $.01 par value, 3,500,000 shares
  authorized, 1,785,375 shares issued                                17,854             17,854
Additional paid-in capital                                       10,793,272         10,785,770
Retained earnings                                                11,735,821         11,702,497
Treasury stock, 360,227 and 352,727 shares, at cost              (4,217,778)        (4,113,716)
Unearned employee stock ownership plan shares                      (556,116)          (588,958)
Accumulated other comprehensive loss                                (90,586)           (42,056)
                                                              -------------      -------------
     Total shareholders' equity                                  17,682,467         17,761,391
                                                              -------------      -------------

     Total liabilities and shareholders' equity               $ 137,680,470      $ 136,695,266
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

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                          Three Months Ended
                                                             September 30,
                                                       -------------------------
                                                          2005           2004
                                                       ----------     ----------

Interest income
     Loans, including fees                             $1,947,843     $1,837,810
     Securities                                            53,034         45,590
     Demand, time and overnight deposits                   25,222         10,883
     Dividends on FHLB Stock                               20,568         17,108
                                                       ----------     ----------
         Total interest income                          2,046,667      1,911,391

Interest expense
     Deposits                                             433,651        369,897
     Borrowed funds                                       433,122        410,863
                                                       ----------     ----------
         Total interest expense                           866,773        780,760
                                                       ----------     ----------

Net interest income                                     1,179,894      1,130,631

Provision for loan losses                                  16,914         26,769
                                                       ----------     ----------

Net interest income after provision for loan losses     1,162,980      1,103,862

Noninterest income
     Service fees and other charges                        34,650         31,677
     Gain on sale of real estate owned                        657             --
                                                       ----------     ----------
         Total noninterest income                          35,307         31,677

Noninterest expense
     Compensation and benefits                            427,819        409,737
     Director fees                                         24,300         24,300
     Occupancy and equipment                              101,018        102,616
     Computer processing                                   86,768         58,942
     Professional fees                                     53,224         28,394
     State franchise taxes                                 49,763         52,798
     Other                                                 80,427         83,578
                                                       ----------     ----------
         Total noninterest expense                        823,319        760,365
                                                       ----------     ----------

Income before income taxes                                374,968        375,174

Income tax expense                                        135,400        135,300
                                                       ----------     ----------

Net income                                             $  239,568     $  239,874
                                                       ==========     ==========

Earnings per common share - basic                      $     0.17     $     0.17
                                                       ==========     ==========

Earnings per common share - diluted                    $     0.17     $     0.17
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

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                          Three Months Ended
                                                            September 30,
                                                       ------------------------
                                                          2005           2004
                                                       ---------      ---------

Net income                                             $ 239,568      $ 239,874

Other comprehensive income (loss)
     Unrealized holding gains and (losses) on
       available-for-sale securities                     (73,530)       120,845
     Tax effect                                           25,000        (41,087)
                                                       ---------      ---------
         Other comprehensive income (loss)               (48,530)        79,758
                                                       ---------      ---------

Comprehensive income                                   $ 191,038      $ 319,632
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

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
                              SHAREHOLDERS' EQUITY
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                  Three Months Ended
                                                                    September 30,
                                                             ----------------------------
                                                                 2005             2004
                                                             -----------      -----------
Balance, beginning of period                                 $17,761,391      $17,430,913

Net income for period                                            239,568          239,874

Cash dividends, $.15 and $.14 per share for the three
  months ended September 30, 2005 and 2004                      (206,244)        (191,895)

Purchase of 7,500 shares of treasury stock for the three
   months ended September 30, 2005                              (104,062)              --

Commitment to release 2,799 and 2,944 employee stock
  ownership plan shares for the three months ended
  September 30, 2005 and 2004, at fair value                      40,344           47,331

Change in fair value on securities available for
  sale, net of tax                                               (48,530)          79,758
                                                             -----------      -----------

Balance, end of period                                       $17,682,467      $17,605,981
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

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                     Three Months Ended
                                                                        September 30,
                                                               ------------------------------
                                                                   2005              2004
                                                               ------------      ------------
Cash flows from operating activities
     Net income                                                $    239,568      $    239,874
     Adjustments to reconcile net income to net cash from
       operating activities
         Depreciation                                                45,447            43,876
         Provision for loan losses                                   16,914            26,769
         Net accretion on securities                                    (90)              (90)
         Gain on sale of real estate owned                             (657)               --
         FHLB stock dividends                                       (20,500)          (17,100)
         Compensation expense for ESOP shares                        40,344            47,331
         Change in:
              Accrued interest receivable and other assets           60,612           110,352
              Accrued expense and other liabilities                 (54,804)         (160,415)
              Deferred loan fees                                      8,211              (701)
                                                               ------------      ------------
                  Net cash from operating activities                335,045           289,896

Cash flows from investing activities
     Net change in loans                                         (1,184,634)       (1,307,145)
     Premises and equipment expenditures                             (3,411)           (9,296)
     Proceeds from sale of real estate owned                         49,940                --
                                                               ------------      ------------
         Net cash from investing activities                      (1,138,105)       (1,316,441)

Cash flows from financing activities
     Net change in deposits                                        (420,863)         (558,847)
     Repayments of long-term FHLB advances                         (435,205)         (474,810)
     Proceeds from long-term FHLB advances                        2,000,000                --
     Cash dividends paid                                           (206,244)         (191,895)
     Purchase of treasury stock                                    (104,062)               --
                                                               ------------      ------------
         Net cash from financing activities                         833,626        (1,225,552)
                                                               ------------      ------------

Net change in cash and cash equivalents                              30,566        (2,252,097)

Cash and cash equivalents at beginning of period                  5,321,196        10,033,688
                                                               ------------      ------------

Cash and cash equivalents at end of period                     $  5,351,762      $  7,781,591
                                                               ============      ============

Supplemental disclosures of cash flow information
     Interest paid                                             $    862,997      $    783,897
     Income taxes paid                                                   --            15,000

Noncash transactions
     Transfer from loans to other real estate owned            $     49,283      $         --

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

These interim consolidated financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of the Corporation at September 30, 2005 and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances, and should be read in conjunction with the consolidated financial statements and notes thereto of the Corporation for the fiscal year ended June 30, 2005, included in the Corporation's 2005 Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005. Reference is made to the accounting policies of the Corporation described in the notes to consolidated financial statements contained in such report. The Corporation has consistently followed these policies in preparing this Form 10-QSB.

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


                                   (Continued)

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Common  Share:  Basic  earnings  per common  share  ("EPS") are net
--------------------------
income divided by the weighted average number of common shares outstanding during the period. Employee stock ownership plan ("ESOP") shares are considered outstanding for this calculation unless unearned. Diluted EPS shows the dilutive effect of additional common shares upon exercise of stock options.

Stock -Based Compensation:  Employee compensation expense under stock options is
-------------------------
reported using the fair value recognition provisions of FASB Statement 123 (revised 2004) (FAS 123R), Share Based Payment. The Corporation has adopted FAS 123R using the modified prospective method. Under this method, compensation expense will be recognized for the unvested portion of previously issued awards that remained outstanding as of July 1, 2005 and for any future awards. Prior interim periods and fiscal year results will not be restated. For the quarter ended September 30, 2005, no compensation expense was recognized in the income statement as all outstanding options were fully vested prior to June 30, 2005.

NOTE 2 - SECURITIES AVAILABLE FOR SALE

Securities available for sale were as follows.

                                                        Gross          Gross
                                          Fair        Unrealized     Unrealized
                                          Value         Gains          Losses
                                       ----------     ----------     ----------
September 30, 2005
------------------
    U.S. Government agencies           $5,360,475     $      155     $ (137,404)
                                       ==========     ==========     ==========

June 30, 2005
-------------
    U.S. Government agencies           $5,433,915     $    3,905     $  (67,624)
                                       ==========     ==========     ==========

Contractual maturities of securities available for sale at September 30, 2005 were as follows. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                   Fair
                                                                   Value
                                                                ----------

      Due after one year through five years                     $2,475,465
      Due after five years through ten years                     2,885,010
                                                                ----------

                                                                $5,360,475
                                                                ==========

There were no sales of securities available for sale during the three months ended September 30, 2005 or 2004. No securities were pledged as collateral at September 30, 2005 or June 30, 2005.

--------------------------------------------------------------------------------


                                   (Continued)

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 2 - SECURITIES AVAILABLE FOR SALE (Continued)

Securities with unrealized losses at September 30, 2005 and June 30, 2005, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows.

                                Less than 12 Months             12 Months or More                    Total
                             -------------------------      -------------------------      -------------------------
                                Fair        Unrealized         Fair        Unrealized         Fair        Unrealized
Description of Securities       Value          Loss            Value          Loss            Value          Loss
-------------------------    ----------     ----------      ----------     ----------      ----------     ----------
September 30, 2005
------------------

U.S. Government agencies     $1,975,310     $  (24,321)     $2,885,010     $ (113,083)     $4,860,320     $ (137,404)
                             ==========     ==========      ==========     ==========      ==========     ==========

June 30, 2005
-------------

U.S. Government agencies     $1,990,000     $   (9,602)     $2,940,010     $  (58,022)     $4,930,010     $  (67,624)
                             ==========     ==========      ==========     ==========      ==========     ==========

Unrealized losses on the investment securities have not been recognized into income because the securities are of high credit quality, management has the intent and ability to hold for the foreseeable future, and the decline in fair value is largely due to changes in interest rates. The fair value is expected to recover as the securities approach their maturity date or reset date.

NOTE 3 - LOANS

Loans were as follows.

                                            September 30,         June 30,
                                                 2005               2005
                                            -------------      -------------
      Mortgage loans:
           1-4 family residential           $  94,615,609      $  94,593,583
           Multi-family residential             1,410,380          1,297,418
           Commercial real estate              12,774,250         12,564,156
           Real estate construction and
             development                        2,118,519          1,441,815
           Land                                 2,128,995          2,186,890
                                            -------------      -------------
               Total mortgage loans           113,047,753        112,083,862
      Consumer loans                            5,375,294          5,056,291
      Commercial loans                          5,037,111          5,184,668
                                            -------------      -------------
               Total loans                    123,460,158        122,324,821
      Less:
           Allowance for loan losses             (852,400)          (835,500)
           Deferred loan fees                    (387,343)          (379,132)
                                            -------------      -------------

                                            $ 122,220,415      $ 121,110,189
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

                                                   Three Months Ended
                                                      September 30,
                                                -------------------------
                                                   2005            2004
                                                ---------       ---------

      Balance at beginning of period            $ 835,500       $ 752,900
      Provision for losses                         16,914          26,769
      Charge-offs                                    (111)         (2,669)
      Recoveries                                       97              --
                                                ---------       ---------

      Balance at end of period                  $ 852,400       $ 777,000
                                                =========       =========

Impaired loans were as follows.

                                                                        September 30,  June 30,
                                                                            2005         2005
                                                                        -------------  --------
Period-end impaired loans with no allowance for loan losses allocated     $     --     $     --
Period-end impaired loans with allowance for loan losses allocated         241,000      161,000
Amount of the allowance allocated to impaired loans                        142,000      134,000

                                                           Three Months Ended
                                                              September 30,
                                                         -----------------------
                                                           2005           2004
                                                         --------       --------

Average of impaired loans during the period              $186,000       $129,000
Interest income recognized during the period                3,274          3,182
Cash-basis interest income recognized                       1,126            530

Nonperforming loans were as follows.

                                                      September 30,    June 30,
                                                          2005           2005
                                                      -------------   ----------

      Loans past due over 90 days still on accrual     $  347,000     $  349,000
      Nonaccrual loans                                  1,094,000      1,318,000

Nonperforming   loans  include  smaller  balance   homogeneous  loans,  such  as
residential mortgage and consumer loans that are collectively evaluated for impairment and individually classified impaired loans.

--------------------------------------------------------------------------------


                                   (Continued)

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 4 - BORROWED FUNDS

At September 30, 2005 and June 30, 2005, the Association had a cash management line of credit enabling it to borrow up to $8,000,000 from the Federal Home Loan Bank of Cincinnati ("FHLB"). All cash management advances have an original maturity of 90 days. The line of credit must be renewed on an annual basis. There were $2,500,000 in outstanding borrowings on this line of credit at September 30, 2005 and June 30, 2005.

As a member of the FHLB system, the Association has the ability to obtain borrowings up to a maximum total of $67.5 million including the cash management line of credit. Advances from the Federal Home Loan Bank were as follows.

                                                            September 30,      June 30,
                                                                 2005            2005
                                                            -------------    -----------
      Cash management advance, variable rate 4.06%
        at September 30, 2005 and 3.53% at June 30, 2005     $ 2,500,000     $ 2,500,000
      6.13%  FHLB  fixed-rate advance, due June 25, 2008       7,000,000       7,000,000
      4.42% FHLB  fixed-rate  advance, due  July 9, 2010        2,000,000             --
      6.00% FHLB  convertible advance, fixed-rate  until
        December 2005, due June 11, 2009                       5,000,000       5,000,000
      6.27% FHLB  convertible  advance, fixed-rate until
        December 2005, due September 8, 2010                   5,000,000       5,000,000
      5.30% select  pay mortgage-matched  advance, final
        maturity May 1, 2011                                     827,302         858,399
      5.35% select  pay mortgage-matched  advance, final
        maturity July 1, 2011                                  1,697,673       1,954,752
      3.92% select pay  mortgage-matched  advance, final
        maturity November 1, 2012                                681,550         702,046
      3.55% select pay  mortgage-matched  advance, final
        maturity March 1, 2013                                   782,188         804,848
      4.10% select  pay mortgage-matched  advance, final
       maturity March 1, 2015                                    959,120         979,664
      4.09% select pay  mortgage-matched  advance, final
        maturity November 1, 2017                                692,430         703,360
      3.31%  select pay  mortgage-matched advance, final
        maturity April 1, 2019                                   786,511         797,932
      4.72%  select pay  mortgage-matched advance, final
        maturity November 1, 2022                              2,460,549       2,483,689
      4.38% select  pay  mortgage-matched advance, final
        maturity December 1, 2022                                819,992         827,909
      3.92% select  pay  mortgage-matched advance, final
        maturity December 1, 2022                                732,487         739,884
      3.64% select pay  mortgage-matched  advance, final
        maturity March 1, 2023                                 2,213,712       2,236,236
                                                             -----------     -----------

                                                             $34,153,514     $32,588,719
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

Maturities of FHLB advances for the next five years and thereafter were as follows.

            Year ended September 30,
                     2006                                $ 4,520,996
                     2007                                  1,772,709
                     2008                                  8,560,361
                     2009                                  6,378,268
                     2010                                  8,223,741
                  Thereafter                               4,697,439
                                                         -----------

                                                         $34,153,514
                                                         ===========

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

The contractual amount of financial instruments with off-balance-sheet risk was as follows.

                                                      September 30,    June 30,
                                                          2005           2005
                                                      -------------   ----------

1-4 family residential real estate - fixed rate        $  110,000     $  407,000
1-4 family residential real estate - variable rate        225,000        695,000
Land - variable rate                                      460,000             --
Land - fixed rate                                         400,000             --
Commercial lines of credit                              2,614,000      2,592,000
Home equity lines of credit                               795,000        709,000

The interest rate on fixed-rate commitments ranged from 5.88% to 6.63% at September 30, 2005 and 5.75% to 7.00% at June 30, 2005. Commitments to make loans are generally made for a period of 30 days or less. The maximum maturity for fixed-rate commitments range from 10 years to 20 years.

--------------------------------------------------------------------------------


                                   (Continued)

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 5 - OFF-BALANCE-SHEET ACTIVITIES (Continued)

At September 30, 2005 and June 30, 2005, the Corporation was required to have $296,000 and $325,000 on deposit with its correspondent banks as a compensating clearing requirement.

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

                                                            Three Months Ended
                                                              September 30,
                                                       ----------------------------
                                                           2005             2004
                                                       -----------      -----------
      Basic Earnings Per Common Share

            Net income                                 $   239,568      $   239,874
                                                       ===========      ===========

            Weighted average common shares
              outstanding                                1,427,349        1,432,648
            Less:  Average unallocated ESOP shares         (48,791)         (60,494)
                                                       -----------      -----------
            Weighted average common shares
              outstanding for basic earnings
              per common share                           1,378,558        1,372,154
                                                       ===========      ===========

            Basic earnings per common share            $      0.17      $      0.17
                                                       ===========      ===========

      Diluted Earnings Per Common Share

            Net income                                 $   239,568      $   239,874
                                                       ===========      ===========

            Weighted average common shares
              outstanding for basic earnings
              per common share                           1,378,558        1,372,154
            Add:  Dilutive effects of assumed
               exercises of stock options                       --              542
                                                       -----------      -----------
            Weighted average common shares
               and dilutive potential common
              shares outstanding                         1,378,558        1,372,696
                                                       ===========      ===========

            Diluted earnings per common share          $      0.17      $      0.17
                                                       ===========      ===========

--------------------------------------------------------------------------------


                                   (Continued)

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis
        ------------------------------------

Introduction

In the following pages, management presents an analysis of the consolidated financial condition of the Corporation as of September 30, 2005, compared to June 30, 2005, and results of operations for the three months ended September 30, 2005, compared with the same period in 2004. This discussion is designed to provide a more comprehensive review of operating results and financial position than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the interim financial statements and related footnotes included herein.

Overview and Outlook

As the Federal Reserve Board continues to analyze market adjustments in interest rates to control inflationary pressures, depositors and borrowers alike continue to make a shift in the type of instrument that suits their immediate and long-term needs. We are currently seeing increases in money market accounts and decreases in demand deposits as well as longer-term certificates of deposit. As certificates mature, customers are repositioning deposits into higher yielding liquid type accounts to take advantage of future increasing interest rates. On the lending side, many borrowers are again considering adjustable rate mortgages as market interest rates have pushed fixed rate mortgages to higher levels. We expect rates to continue to increase as our fiscal year progresses.

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

--------------------------------------------------------------------------------

                                   (Continued)

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

Financial Condition

Total assets at September 30, 2005 were $137.7 million compared to $136.7 million at June 30, 2005, an increase of $1.0 million. The increase in total assets was primarily due to an increase in loans of $1.1 million, funded by borrowed funds, which increased by $1.6 million.

Cash and cash equivalents increased $31,000 from $5,352,000 at June 30, 2005 to $5,321,000 at September 30, 2005.

The securities portfolio, which is classified as available for sale, decreased $74,000, from $5,434,000 at June 30, 2005 to $5,360,000 at September 30, 2005.
The decrease is related to a decrease in the fair value of the securities during the reporting period as no securities transactions occurred. See Note 2 of Notes to Consolidated Financial Statements.

Federal Home Loan Bank stock increased $20,000 from $1,674,000 at June 30, 2005 to $1,694,000 at September 30, 2005 as a result of normal dividend payments.

Loans increased $1.1 million from $121.1 million at June 30, 2005 to $122.2 million at September 30, 2005. The most significant change was in real estate construction and development loans, which increased $0.7 million from $1.4 million at June 30, 2005 to $2.1 million at September 30, 2005. Commercial real estate loans and multi-family residential increased $0.2 million and $0.1 million, respectively from June 30, 2005 to September 30, 2005. Consumer loans also provided an increase to the loan portfolio with growth of $0.3 million from June 30, 2005 to September 30, 2005. Other loan categories had nominal changes, that combined, totaled a decrease of $0.2 million for the current period. See
Note 3 of Notes to Consolidated Financial Statements.

Premises and equipment decreased $42,000 from $2,096,000 at June 30, 2005 to $2,054,000 at September 30, 2005. This decrease resulted from normal depreciation of existing assets partially offset by equipment purchases and routine improvements to the office building.

Total deposits decreased $0.4 million from $85.9 million at June 30, 2005 to $85.5 million at September 30, 2005 primarily due to a decrease of $1.1 million in certificates of deposit. NOW accounts also decreased $0.4 million and savings account decreased $0.3 million. These decreases were partially offset by an increase of $1.4 million in money market accounts.

Borrowed funds increased $1.6 million from $32.6 million at June 30, 2005 to $34.2 million at September 30, 2005. This increase was the result of the addition of a $2.0 million FHLB fixed-rate advance, which was offset by the scheduled repayments of mortgage-matched advances. The increase in FHLB advances was used to fund the increase in loans and offset the decrease in deposits. See
Note 4 of Notes to Consolidated Financial Statements.

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

--------------------------------------------------------------------------------

                                   (Continued)

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

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

Three Months Ended September 30, 2005 Compared to the Three Months Ended September 30, 2004

Net Income. The Corporation earned net income of $240,000 for both the three months ended September 30, 2005 and September 30, 2004. Although net income remained unchanged, there were changes in the components of net income. The most significant changes occurred in net interest income, which increased coupled with a decrease in the provision for loan losses offset by an increase in noninterest expense.

Net Interest Income. Net interest income totaled $1,180,000 for the three months ended September 30, 2005 compared to $1,131,000 for the three months ended September 30, 2004, representing an increase of $49,000. The increase was the result of an improvement in the net interest rate spread between interest earning assets and interest bearing liabilities during the current period.

Interest and fees on loans increased $110,000 from $1,838,000 for the three months ended September 30, 2004 to $1,948,000 for the three months ended September 30, 2005. The increase in interest income was due primarily to a higher average balance of loans and, to a lesser extent, an increase in the average yield earned. The average balance of loans increased to $121.4 million with an average yield of 6.42% for the three months ended September 30, 2005 compared to an average balance of $116.6 million with an average yield of 6.30% for the same three month period last year.

Interest on securities increased $7,000 due to an increase in the average yield earned during the current period. Interest on demand, time and overnight deposits increased $14,000 to $25,000 for the three months ended September 30, 2005 as compared to $11,000 for the same period last year. The increase in interest earned on deposits with other financial institutions was the result of a higher average yield earned on such deposits partially offset by a decrease in the average balance.

Dividends on FHLB stock increased over the comparable period due to an increase in the dividend rate paid by the FHLB coupled with a higher average balance.

Interest paid on deposits increased $64,000 from $370,000 for the three months ended September 30, 2004 to $434,000 for the three months ended September 30, 2005. The increase resulted from an increase in the average interest rate paid on deposits partially offset by a decrease in the average balance of deposits. The average balance of deposits for the three months ended September 30, 2005 was $84.6 million at an average cost of 2.03% compared to an average balance of $85.0 million at an average cost of 1.73% for the three months ended September 30, 2004.

Interest paid on borrowed funds totaled $433,000 for the three months ended September 30, 2005 compared to $411,000 for the three months ended September 30, 2004. The increase of $22,000 in interest expense on borrowed funds resulted from an increase in the average balance of borrowed funds partially offset by a decrease in the average cost of these borrowings.

--------------------------------------------------------------------------------

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

The provision for loan losses for the three months ended September 30, 2005 totaled $17,000 compared to $27,000 for the three months ended September 30, 2004. The decrease of $10,000 in the provision for loan losses was due to a modest decline in nonperforming loans in the three months ended September 30, 2005 while the prior year three-month period had a modest increase in nonperforming loans. Additionally, net charge-offs were less in the three months ended September 30, 2005 compared to the three months ended September 30, 2004. The allowance for loan losses totaled $852,000, or 0.69% of gross loans receivable net of deferred loan origination fees and 59.2% of total nonperforming loans at September 30, 2005, compared with $777,000, or 0.66% of gross loans receivable, net of deferred loan origination fees and 50.5% of total nonperforming loans at September 30, 2004. Overall, the Corporation's charge-off history remains very modest and is the product of a variety of factors, including the Corporation's underwriting guidelines, which generally require a loan-to-value or projected completed value ratio of 80% for purchase or construction of one- to four-family residential properties and 75% for commercial real estate and land loans, established income information and defined ratios of debt to income.

Noninterest income. Noninterest income, which includes service fees, other miscellaneous income and the net gain or loss on the sale of real estate owned, increased $3,000 from $32,000 for the three months ended September 30, 2004 to $35,000 for the three months ended September 30, 2005

Noninterest expense. Noninterest expense totaled $823,000 for the three months ended September 30, 2005 compared to $760,000 for the three months ended September 30, 2004, an increase of $63,000. Compensation and benefits expense increased $18,000 resulting from normal salary increases. Computer processing increased $28,000 due to the Corporation's upgrade to a new data processing system. Professional fees also increased $25,000 as a result of new government regulations and requirements.

Income Tax Expense. Income tax expense totaled $135,000 for both the three month-periods ended September 30, 2005 and 2004, representing an effective tax rate of 36.1%.

--------------------------------------------------------------------------------

                                   (Continued)

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

Liquidity and Capital Resources

The Corporation's liquidity, primarily represented by cash and cash equivalents, is a result of operating, investing and financing activities. These activities are summarized below for the three months ended September 30, 2005 and 2004.

                                                               Three Months
                                                           Ended September 30,
                                                         ----------------------
                                                           2005          2004
                                                         --------      --------
                                                         (Dollars in thousands)

Net income                                               $    240      $    240
Adjustments to reconcile net income to net cash from
  operating activities                                         95            50
                                                         --------      --------
Net cash from operating activities                            335           290
Net cash from investing activities                         (1,138)       (1,316)
Net cash from financing activities                            834        (1,226)
                                                         --------      --------
Net change in cash and cash equivalents                        31        (2,252)
Cash and cash equivalents at beginning of period            5,321        10,034
                                                         --------      --------

Cash and cash equivalents at end of period               $  5,352      $  7,782
                                                         ========      ========

The Corporation's principal sources of funds are deposits, borrowings, loan repayments, maturities of securities and other funds provided by operations. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan prepayments are more influenced by interest rates, general economic conditions and competition. The Corporation maintains investments in liquid assets based on management's assessment of the
(1) need for funds, (2) expected deposit flows, (3) yields available on short-term liquid assets and (4) objectives of the asset/liability management program. Management believes that loan repayments and other sources of funds will be adequate to meet the Corporation's foreseeable liquidity needs.

The Corporation also has the ability to borrow from the FHLB up to a maximum total of $67.5 million including the cash management line of credit. See Note 4 of the Notes to Consolidated Financial Statements for a detail of the Corporation's borrowings from the FHLB at September 30, 2005.

At September 30, 2005, the Corporation had commitments to originate fixed-rate loans totaling $510,000 and variable-rate loans totaling $685,000. Loan commitments are generally for 30 days. See Note 5 of the Notes to Consolidated Financial Statements for a detail of the Corporation's loan commitments at September 30, 2005. The Office of Thrift Supervision regulations require the Corporation's insured subsidiary to maintain a safe and sound level of liquid assets. The Corporation considers its liquidity and capital reserves sufficient to meet its outstanding short and long-term needs, and believes it is in compliance with regulatory requirements.

The Association is subject to various regulatory capital requirements administered by the federal regulatory agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Association must meet specific capital guidelines that involve quantitative measures of the Association's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the regulators. Failure to meet minimum capital requirements can result in regulatory action.

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

At September 30, 2005 and June 30, 2005, management believes the Association complies with all regulatory capital requirements. Based on the Association's computed regulatory capital ratios, the Association is considered well capitalized under the Federal Deposit Insurance Act at September 30, 2005 and June 30, 2005. No conditions or events have occurred subsequent to the last notification by regulators that management believes would have changed the Association's category.

At September 30, 2005 and June 30, 2005, the Association's actual capital levels, minimum required levels and levels to be considered "well capitalized" were as follows.

                                                                                       To Be
                                                                                  Well Capitalized
                                                           For Capital        Under Prompt Corrective
                                     Actual             Adequacy Purposes        Action Regulations
                              -------------------      -------------------      -------------------
                               Amount      Ratio        Amount      Ratio        Amount      Ratio
                              -------     -------      -------     -------      -------     -------
                                                      (Dollars in Thousands)
                                                      ----------------------
September 30, 2005
------------------
Total capital (to risk-
  weighted assets)            $17,204        21.1%     $ 6,523         8.0%     $ 8,154        10.0%
Tier 1 (core) capital (to
  risk-weighted assets)        16,383        20.1        3,261         4.0        4,892         6.0
Tier 1 (core) capital (to
  adjusted total assets)       16,383        11.9        5,517         4.0        6,897         5.0
Tangible capital (to
  adjusted total assets)       16,383        11.9        2,069         1.5          N/A

June 30, 2005
-------------
Total capital (to risk-
  weighted assets)            $16,909        20.7%     $ 6,550         8.0%     $ 8,188        10.0%
Tier 1 (core) capital (to
  risk-weighted assets)        16,083        19.6        3,275         4.0        4,913         6.0
Tier 1 (core) capital (to
  adjusted total assets)       16,083        11.8        5,471         4.0        6,838         5.0
Tangible capital (to
  adjusted total assets)       16,083        11.8        2,052         1.5          N/A

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

Disclosure Controls

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures, as such term is defined in Rules 13a - 15(e) and 15d - 15(e) of the Securities Exchange Act of 1934 (Exchange Act) as of the end of the period covered by the report.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2005 our disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
            -----------------------------------------------------------

            The following table illustrates the repurchase of the Corporation's common stock during the period ended September 30, 2005.

------------------------------------------------------------------------------------------------
                                                            Total Number of          Maximum
                                                            Shares Purchased    Number of Shares
                                                               as Part of        That May Yet Be
                        Total Number of    Average Price        Publicly         Purchased Under
                             Shares            Paid         Announced Plans        the Plan or
         Period            Purchased         Per Share        or Programs           Programs
------------------------------------------------------------------------------------------------
July l, 2005 -
July 31, 2005                7,500            $13.875            7,500               64,100
------------------------------------------------------------------------------------------------
August l, 2005 -
August 31, 2005                 --                 --               --               64,100
------------------------------------------------------------------------------------------------
September 1, 2005 -
September 30, 2005              --                 --               --               64,100
------------------------------------------------------------------------------------------------
Total                        7,500            $13.875            7,500               64,100
------------------------------------------------------------------------------------------------

            On April 19, 2005, the registrant announced that its Board of Directors had authorized management to repurchase up to 5% of the Registrant's common stock both through the open market and through unsolicited negotiated transactions. The authorization, which is for 71,600 shares, will continue for a twelve-month period and will expire in April 2006, if not renewed.

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


Date: November 14, 2005                 /s/ Douglas Stewart
      ---------------------------       ----------------------------------------
                                        Douglas Stewart
                                        President and Chief Executive Officer


Date: November 14, 2005                 /s/ Debra Geuy
      ---------------------------       ----------------------------------------
                                        Debra Geuy
                                        Chief Financial Officer

--------------------------------------------------------------------------------

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                                INDEX TO EXHIBITS

EXHIBIT
 NUMBER        DESCRIPTION
-------        -----------
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

 11            Statement  Regarding   Computation  of       See Note 6 to the consolidated financial statements.
               Earnings per Share

 31.1          Certification  of Principal  Executive
               Officer  Pursuant  to  Section  302 of
               the Sarbanes-Oxley Act of 2002

 31.2          Certification  of Principal  Financial
               Officer  Pursuant  to  Section  302 of
               the Sarbanes-Oxley Act of 2002

--------------------------------------------------------------------------------

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                                INDEX TO EXHIBITS

EXHIBIT
 NUMBER        DESCRIPTION
-------        -----------
 32            Certifications  of the Chief Executive
               Officer   and  the   Chief   Financial
               Officer  Pursuant  to  Section  906 of
               the Sarbanes-Oxley Act of 2002

--------------------------------------------------------------------------------