Form 10QSB
period 2005-12-31
PEOPLES SIDNEY FINANCIAL CORP
filed 2006-02-14
CIK 1031340

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

Yes     [_]             No      [X]

As of February 3, 2006, the latest practicable date, 1,405,148 shares of the issuer's common shares, $.01 par value, were issued and outstanding.

Transitional Small Business Disclosure Format (Check One):
Yes     [_]             No      [X]

--------------------------------------------------------------------------------
                                                                              1.

                            PEOPLES-SIDNEY FINANCIAL CORPORATION

                                           INDEX

                                                                                       Page
                                                                                       ----

PART I - FINANCIAL INFORMATION

  Item 1.     Financial Statements (Unaudited)

              Consolidated Balance Sheets............................................   3

              Consolidated Statements of Income .....................................   4

              Consolidated Statements of Comprehensive Income........................   5

              Condensed Consolidated Statements of Changes in Shareholders' Equity...   6

              Consolidated Statements of Cash Flows .................................   7

              Notes to Consolidated Financial Statements ............................   8

  Item 2.     Management's Discussion and Analysis...................................  15

  Item 3.     Controls and Procedures................................................  23


PART II - OTHER INFORMATION

  Item 1.     Legal Proceedings......................................................  24

  Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds............  24

  Item 3.     Defaults Upon Senior Securities........................................  24

  Item 4.     Submission of Matters to a Vote of Security Holders....................  24

  Item 5.     Other Information......................................................  25

  Item 6.     Exhibits...............................................................  25


SIGNATURES ..........................................................................  26

INDEX TO EXHIBITS....................................................................  27


-------------------------------------------------------------------------------------------

                                                                                         2.

                            PEOPLES-SIDNEY FINANCIAL CORPORATION

                                CONSOLIDATED BALANCE SHEETS

-------------------------------------------------------------------------------------------

Item 1.  Financial Statements
         --------------------
                                                             December 31,       June 30,
                                                                 2005             2005
                                                                 ----             ----
                                                             (Unaudited)
ASSETS
Cash and due from financial institutions                    $     966,125    $   1,366,825
Interest-bearing deposits in other financial institutions       4,332,534        3,954,371
                                                            -------------    -------------
     Total cash and cash equivalents                            5,298,659        5,321,196
Securities available for sale                                   5,337,025        5,433,915
Federal Home Loan Bank stock                                    1,718,900        1,673,900
Loans, net of allowance of $839,000 and $835,500              122,635,587      121,110,189
Accrued interest receivable                                       793,659          745,534
Premises and equipment, net                                     2,040,072        2,095,691
Other assets                                                      112,956          314,841
                                                            -------------    -------------

     Total assets                                           $ 137,936,858    $ 136,695,266
                                                            =============    =============


LIABILITIES
Deposits                                                    $  83,596,654    $  85,930,737
Borrowed funds                                                 36,574,943       32,588,719
Accrued interest payable and other liabilities                    429,108          414,419
                                                            -------------    -------------
     Total liabilities                                        120,600,705      118,933,875

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value, 500,000 shares
  authorized, none issued and outstanding                              --               --
Common stock, $.01 par value, 3,500,000 shares
  authorized, 1,785,375 shares issued                              17,854           17,854
Additional paid-in capital                                     10,803,078       10,785,770
Retained earnings                                              11,682,396       11,702,497
Treasury stock, 380,227 and 352,727 shares, at cost            (4,537,778)      (4,113,716)
Unearned employee stock ownership plan shares                    (523,275)        (588,958)
Accumulated other comprehensive loss                             (106,122)         (42,056)
                                                            -------------    -------------
     Total shareholders' equity                                17,336,153       17,761,391
                                                            -------------    -------------

     Total liabilities and shareholders' equity             $ 137,936,858    $ 136,695,266
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

                                                                                         3.

                                    PEOPLES-SIDNEY FINANCIAL CORPORATION
                                      CONSOLIDATED STATEMENTS OF INCOME
                                                 (Unaudited)

------------------------------------------------------------------------------------------------------------

                                                          Three Months Ended            Six Months Ended
                                                             December 31,                 December 31,
                                                             ------------                 ------------
                                                          2005          2004           2005          2004
                                                          ----          ----           ----          ----
Interest income
     Loans, including fees                            $ 1,985,128   $ 1,835,396    $ 3,932,971   $ 3,673,206
     Securities                                            52,465        50,868        105,499        96,458
     Demand, time and overnight deposits                   30,347        18,416         55,569        29,299
     Dividends on FHLB Stock                               24,557        17,290         45,125        34,398
                                                      -----------   -----------    -----------   -----------
         Total interest income                          2,092,497     1,921,970      4,139,164     3,833,361

Interest expense
     Deposits                                             430,038       378,596        863,689       748,493
     Borrowed funds                                       451,452       405,966        884,574       816,829
                                                      -----------   -----------    -----------   -----------
         Total interest expense                           881,490       784,562      1,748,263     1,565,322
                                                      -----------   -----------    -----------   -----------

Net interest income                                     1,211,007     1,137,408      2,390,901     2,268,039

Provision for loan losses                                     862           700         17,776        27,469
                                                      -----------   -----------    -----------   -----------

Net interest income after provision for loan losses     1,210,145     1,136,708      2,373,125     2,240,570

Noninterest income
     Service fees and other charges                        33,503        32,995         68,153        64,672
     Gain (loss) on sale of real estate owned                  --       (23,328)           657       (23,328)
                                                      -----------   -----------    -----------   -----------
         Total noninterest income                          33,503         9,667         68,810        41,344


Noninterest expense
     Compensation and benefits                            422,016       389,221        849,835       798,958
     Director fees                                         24,300        24,300         48,600        48,600
     Occupancy and equipment                               89,306        94,012        190,324       196,628
     Computer processing                                   79,475        61,778        166,243       120,720
     Professional fees                                     49,273        36,109        102,497        64,503
     State franchise taxes                                 49,761        53,049         99,524       105,847
     Other                                                 83,203        90,757        163,630       174,335
                                                      -----------   -----------    -----------   -----------
         Total noninterest expense                        797,334       749,226      1,620,653     1,509,591
                                                      -----------   -----------    -----------   -----------

Income before income taxes                                446,314       397,149        821,282       772,323

Income tax expense                                        161,000       143,200        296,400       278,500
                                                      -----------   -----------    -----------   -----------

Net income                                            $   285,314   $   253,949    $   524,882   $   493,823
                                                      ===========   ===========    ===========   ===========

Earnings per common share - basic                     $      0.21   $      0.18    $      0.38   $      0.36
                                                      ===========   ===========    ===========   ===========

Earnings per common share - diluted                   $      0.21   $      0.18    $      0.38   $      0.36
                                                      ===========   ===========    ===========   ===========


------------------------------------------------------------------------------------------------------------

                        See accompanying notes to consolidated financial statements.

                                                                                                          4.

                               PEOPLES-SIDNEY FINANCIAL CORPORATION
                         CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                           (Unaudited)

-------------------------------------------------------------------------------------------------


                                                   Three Months Ended         Six Months Ended
                                                     December 31,              December 31,
                                                     ------------              ------------
                                                   2005         2004         2005         2004
                                                   ----         ----         ----         ----
Net income                                      $ 285,314    $ 253,949    $ 524,882    $ 493,823

Other comprehensive income (loss)
     Unrealized holding gains and (losses) on
       available-for-sale securities              (23,540)         (84)     (97,070)     120,761
     Tax effect                                     8,004           28       33,004      (41,059)
                                                ---------    ---------    ---------    ---------
         Other comprehensive income (loss)        (15,536)         (56)     (64,066)      79,702
                                                ---------    ---------    ---------    ---------

Comprehensive income                            $ 269,778    $ 253,893    $ 460,816    $ 573,525
                                                =========    =========    =========    =========



-------------------------------------------------------------------------------------------------

                  See accompanying notes to consolidated financial statements.


                                                                                               5.

                                  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
                                               SHAREHOLDERS' EQUITY
                                                    (Unaudited)

------------------------------------------------------------------------------------------------------------------

                                                          Three Months Ended                Six Months Ended
                                                             December 31,                     December 31,
                                                             ------------                     ------------
                                                          2005            2004             2005            2004
                                                          ----            ----             ----            ----
Balance, beginning of period                          $ 17,682,467    $ 17,605,981    $ 17,761,391    $ 17,430,913

Net income for period                                      285,314         253,949         524,882         493,823

Cash dividends,  $.25 and $.24 per share for
  the three months ended December 31, 2005
  and 2004, $.40 and $.38 per share for the six
  months ended December 31, 2005 and 2004                 (338,739)       (328,964)       (544,983)       (520,859)

Purchase of 20,000 and 27,500 shares of
  treasury stock for the three and six months
  ended December 31, 2005, at cost                        (320,000)             --        (424,062)             --

Commitment to release 2,799 and 2,943
  employee  stock  ownership plan shares for
  the three months ended December 31, 2005 and 2004
  and 5,598 and 5,887 employee stock
  ownership plan shares for the six months
  ended December 31, 2005 and 2004, at fair value           42,647          43,646          82,991          90,977

Change in fair value on securities available for
  sale, net of tax                                         (15,536)            (56)        (64,066)         79,702
                                                      ------------    ------------    ------------    ------------

Balance, end of period                                $ 17,336,153    $ 17,574,556    $ 17,336,153    $ 17,574,556
                                                      ============    ============    ============    ============
------------------------------------------------------------------------------------------------------------------

                           See accompanying notes to consolidated financial statements.

                                                                                                                6.

                           PEOPLES-SIDNEY FINANCIAL CORPORATION
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Unaudited)


-----------------------------------------------------------------------------------------

                                                                  Six Months Ended
                                                                     December 31,
                                                                 2005             2004
                                                                 ----             ----
Cash flows from operating activities
     Net income                                              $    524,882    $    493,823
     Adjustments to reconcile net income to net cash from
       operating activities
         Depreciation                                              91,167          89,054
         Provision for loan losses                                 17,776          27,469
         Net accretion on securities                                 (180)           (179)
         (Gain) loss on sale of real estate owned                    (657)         23,328
         FHLB stock dividends                                     (45,000)        (34,300)
         Compensation expense for ESOP shares                      82,991          90,977
         Change in:
              Accrued interest receivable and other assets        153,760          68,328
              Accrued expense and other liabilities                47,693        (105,105)
              Deferred loan fees                                    9,513           1,526
                                                             ------------    ------------
                  Net cash from operating activities              881,945         654,921

Cash flows from investing activities
     Net change in loans                                       (1,601,970)     (3,127,045)
     Premises and equipment expenditures                          (35,548)        (73,796)
     Proceeds from sale of real estate owned                       49,940              --
                                                             ------------    ------------
         Net cash from investing activities                    (1,587,578)     (3,200,841)

Cash flows from financing activities
     Net change in deposits                                    (2,334,083)        615,634
     Net change in short-term FHLB advances                     3,000,000              --
     Repayments of long-term FHLB advances                     (1,013,776)     (1,086,550)
     Proceeds from long-term FHLB advances                      2,000,000              --
     Cash dividends paid                                         (544,983)       (520,859)
     Purchase of treasury stock                                  (424,062)             --
                                                             ------------    ------------
         Net cash from financing activities                       683,096        (991,775)
                                                             ------------    ------------

Net change in cash and cash equivalents                           (22,537)     (3,537,695)

Cash and cash equivalents at beginning of period                5,321,196      10,033,688
                                                             ------------    ------------

Cash and cash equivalents at end of period                   $  5,298,659    $  6,495,993
                                                             ============    ============

Supplemental disclosures of cash flow information
         Interest paid                                       $  1,731,020    $  1,563,685
         Income taxes paid                                        170,000         295,000

Noncash transactions
         Transfer from loans to other real estate owned      $     49,283    $    109,643

-----------------------------------------------------------------------------------------

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

These interim consolidated financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of the Corporation at December 31, 2005 and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances, and should be read in conjunction with the consolidated financial statements and notes thereto of the Corporation for the fiscal year ended June 30, 2005, included in the Corporation's 2005 Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005. Reference is made to the accounting policies of the Corporation described in the notes to consolidated financial statements contained in such report. The Corporation has consistently followed these policies in preparing this Form 10-QSB.

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

Stock - Based Compensation: Employee compensation expense under stock options is
--------------------------
reported using the fair value recognition provisions of FASB Statement 123 (revised 2004) (FAS 123R), Share Based Payment. The Corporation has adopted FAS 123R using the modified prospective method. Under this method, compensation expense will be recognized for the unvested portion of previously issued awards that remained outstanding as of July 1, 2005 and for any future awards. Prior interim periods and fiscal year results will not be restated. For the three and six months ended December 31, 2005, no compensation expense was recognized in the income statement as all outstanding options were fully vested prior to June 30, 2005.


NOTE 2 - SECURITIES AVAILABLE FOR SALE

Securities available for sale were as follows.


                                                           Gross            Gross
                                        Fair            Unrealized       Unrealized
                                        Value              Gains           Losses
                                        -----              -----           ------
December 31, 2005
-----------------
    U.S. Government agencies        $   5,337,025      $         --     $    (160,789)
                                    =============      ============     =============

June 30, 2005
-------------
    U.S. Government agencies        $   5,433,915      $      3,905     $     (67,624)
                                    =============      ============     =============

Contractual maturities of securities available for sale at December 31, 2005 were as follows. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                      Fair
                                                                      Value

           Due in one year or less                                $    498,595
           Due after one year through five years                     1,968,750
           Due after five years through ten years                    2,869,680
                                                                  ------------

                                                                  $  5,337,025
                                                                  ============

There were no sales of securities available for sale during the three or six months ended December 31, 2005 or 2004. No securities were pledged as collateral at December 31, 2005 or June 30, 2005.

--------------------------------------------------------------------------------

                                  (Continued)

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 2 - SECURITIES AVAILABLE FOR SALE (Continued)

Securities with unrealized losses at December 31, 2005 and June 30, 2005, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows.

                             Less than 12 Months          12 Months or More             Total
                             -------------------          -----------------             -----
                              Fair      Unrealized      Fair       Unrealized      Fair       Unrealized
Description of Securities     Value        Loss         Value         Loss         Value         Loss
-------------------------     -----        ----         -----         ----         -----         ----
December 31, 2005
-----------------

U.S. Government agencies   $  498,595   $   (1,405)   $4,838,430   $ (159,384)   $5,337,025   $ (160,789)
                           ==========   ==========    ==========   ==========    ==========   ==========

June 30, 2005
-------------

U.S. Government agencies   $1,990,000   $   (9,602)   $2,940,010   $  (58,022)   $4,930,010   $  (67,624)
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

NOTE 3 - LOANS

Loans were as follows.

                                           December 31,       June 30,
                                              2005              2005
                                              ----              ----
      Mortgage loans:
           1-4 family residential         $  92,776,726    $  93,792,635
           Multi-family residential           1,399,155        1,297,418
           Commercial real estate            12,814,247       12,612,885
           Real estate construction and
             development                      2,738,441        1,441,815
           Land                               3,439,218        2,939,109
                                          -------------    -------------
               Total mortgage loans         113,167,787      112,083,862
      Consumer loans                          5,315,184        5,056,291
      Commercial loans                        5,380,261        5,184,668
                                          -------------    -------------
               Total loans                  123,863,232      122,324,821
      Less:
           Allowance for loan losses           (839,000)        (835,500)
           Deferred loan fees                  (388,645)        (379,132)
                                          -------------    -------------

                                          $ 122,635,587    $ 121,110,189
                                          =============    =============

--------------------------------------------------------------------------------

                                  (Continued)

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 3 - LOANS (Continued)

Activity in the allowance for loan losses is summarized as follows.

                                   Three Months Ended        Six Months Ended
                                      December 31,             December 31,
                                      ------------             ------------
                                    2005         2004        2005         2004
                                    ----         ----        ----         ----
Balance at beginning of period   $ 852,400    $ 777,000   $ 835,500    $ 752,900
Provision for losses                   862          700      17,776       27,469
Charge-offs                        (14,506)          --     (14,617)      (2,669)
Recoveries                             244           --         341           --
                                 ---------    ---------   ---------    ---------

Balance at end of period         $ 839,000    $ 777,700   $ 839,000    $ 777,700
                                 =========    =========   =========    =========

Impaired loans were as follows.

                                                                       December 31,  June 30,
                                                                           2005        2005
                                                                           ----        ----
Period-end impaired loans with no allowance for loan losses allocated   $     --    $     --
Period-end impaired loans with allowance for loan losses allocated       270,000     161,000
Amount of the allowance allocated to impaired loans                      141,000     134,000


                                                Three Months Ended     Six Months Ended
                                                   December 31,          December 31,
                                                   ------------          ------------
                                                 2005       2004        2005       2004
                                                 ----       ----        ----       ----
Average of impaired loans during the period    $205,000   $190,000   $195,000   $159,000
Interest income recognized during the period      3,735      2,194      7,009      5,376
Cash-basis interest income recognized               905        539      2,031      1,069


Nonperforming loans were as follows.

                                                      December 31,     June 30,
                                                          2005           2005
                                                          ----           ----

Loans past due over 90 days still on accrual           $  311,000    $  349,000
Nonaccrual loans                                        1,309,000     1,318,000

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

--------------------------------------------------------------------------------

                                  (Continued)

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 4 - BORROWED FUNDS

At December 31, 2005 and June 30, 2005, the Association had a cash management line of credit enabling it to borrow up to $8,000,000 from the Federal Home Loan Bank of Cincinnati ("FHLB"). All cash management advances have an original maturity of 90 days. The line of credit must be renewed on an annual basis. Outstanding borrowings on this line of credit were $5,500,000 at December 31, 2005 and $2,500,000 at June 30, 2005.

As a member of the FHLB system, the Association has the ability to obtain borrowings up to a maximum total of $68.3 million including the cash management line of credit. Advances from the Federal Home Loan Bank were as follows.

                                                    December 31,    June 30,
                                                       2005           2005
                                                       ----           ----

Cash management advance, variable rate 4.33%
  at December 31, 2005 and 3.53% at June 30, 2005   $ 5,500,000   $ 2,500,000
6.13% FHLB fixed-rate advance, due June 25, 2008      7,000,000     7,000,000
4.42% FHLB fixed-rate advance, due July 9, 2010       2,000,000            --
6.00% FHLB convertible advance, fixed-rate until
  March 2006, due June 11, 2009                       5,000,000     5,000,000
6.27% FHLB convertible advance, fixed-rate until
  March 2006, due September 8, 2010                   5,000,000     5,000,000
5.30% select pay mortgage-matched advance, final
  maturity May 1, 2011                                  795,792       858,399
5.35% select pay mortgage-matched advance, final
  maturity July 1, 2011                               1,635,241     1,954,752
3.92% select pay mortgage-matched advance, final
  maturity November 1, 2012                             627,809       702,046
3.55% select pay mortgage-matched advance, final
  maturity March 1, 2013                                759,327       804,848
4.10% select pay mortgage-matched advance, final
  maturity March 1, 2015                                938,364       979,664
4.09% select pay mortgage-matched advance, final
  maturity November 1, 2017                             613,250       703,360
3.31% select pay mortgage-matched advance, final
  maturity April 1, 2019                                774,995       797,932
4.72% select pay mortgage-matched advance, final
  maturity November 1, 2022                           2,315,278     2,483,689
4.38% select pay mortgage-matched advance, final
  maturity December 1, 2022                             771,388       827,909
3.92% select pay mortgage-matched advance, final
  maturity December 1, 2022                             652,517       739,884
3.64% select pay mortgage-matched advance, final
  maturity March 1, 2023                              2,190,982     2,236,236
                                                    -----------   -----------

                                                    $36,574,943   $32,588,719
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

Maturities of FHLB advances for the next five years and thereafter were as follows.

            Year ended December 31,
                     2006                           $  7,468,252
                     2007                              1,724,760
                     2008                              8,516,733
                     2009                              6,338,541
                     2010                              8,185,537
                  Thereafter                           4,341,120
                                                    ------------

                                                    $ 36,574,943
                                                    ============

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

The contractual amount of financial instruments with off-balance-sheet risk was as follows.

                                                     December 31,   June 30,
                                                         2005         2005
                                                         ----         ----

1-4 family residential real estate - fixed rate      $  164,000   $  407,000
1-4 family residential real estate - variable rate      619,000      695,000
Commercial lines of credit                            4,277,000    2,592,000
Home equity lines of credit                             863,000      709,000

The interest rate on fixed-rate commitments ranged from 7.38% to 7.63% at December 31, 2005 and 5.75% to 7.00% at June 30, 2005. Commitments to make loans are generally made for a period of 30 days or less. The maximum maturity for fixed-rate commitments range from 10 years to 20 years.

At December 31, 2005 and June 30, 2005, the Corporation was required to have $279,000 and $325,000 on deposit with its correspondent banks as a compensating clearing requirement.

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

The Association entered into a lease for a branch in the Super Wal-Mart in Sidney that commenced in June 2002. The lease term is for five years with two five-year renewal options. On December 9, 2005 the Association renewed the terms of the lease for an additional five-year period. The option period will begin on July 1, 2006 and will expire on June 30, 2011 with rent payments of $3,312.50 per month.

NOTE 6 - EARNINGS PER SHARE

The factors used in the earnings per share computation follow.

                                                         Three Months Ended             Six Months Ended
                                                            December 31,                  December 31,
                                                            ------------                  ------------
                                                        2005           2004           2005           2004
                                                        ----           ----           ----           ----
     Basic Earnings Per Common Share

           Net income                               $   285,314    $   253,949    $   524,882    $   493,823
                                                    ===========    ===========    ===========    ===========

           Weighted average common shares
             outstanding                              1,410,365      1,432,648      1,418,735      1,432,648
           Less:  Average unallocated ESOP shares       (45,992)       (57,550)       (47,392)       (59,022)
                                                    -----------    -----------    -----------    -----------
           Weighted average common shares
             outstanding for basic earnings
             per common share                         1,364,373      1,375,098      1,371,343      1,373,626
                                                    ===========    ===========    ===========    ===========

           Basic earnings per common share          $      0.21    $      0.18    $      0.38    $      0.36
                                                    ===========    ===========    ===========    ===========

     Diluted Earnings Per Common Share

           Net income                               $   285,314    $   253,949    $   524,882    $   493,823
                                                    ===========    ===========    ===========    ===========

           Weighted average common shares
             outstanding for basic earnings
             per common share                         1,364,373      1,375,098      1,371,343      1,373,626
           Add:  Dilutive effects of assumed
              exercises of stock options                     --             --             --            183
                                                    -----------    -----------    -----------    -----------
           Weighted average common shares
              and dilutive potential common
             shares outstanding                       1,364,373      1,375,098      1,371,343      1,373,809
                                                    ===========    ===========    ===========    ===========

           Diluted earnings per common share        $      0.21    $      0.18    $      0.38    $      0.36
                                                    ===========    ===========    ===========    ===========

Stock options not considered in calculation
  because they were not dilutive                        140,824        140,824        140,824          1,245

--------------------------------------------------------------------------------

                                  (Continued)

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

Item 2.  Management's Discussion and Analysis
         ------------------------------------

Introduction

In the following pages, management presents an analysis of the consolidated financial condition of the Corporation as of December 31, 2005, compared to June 30, 2005, and results of operations for the three and six months ended December 31, 2005, compared with the same periods in 2004. This discussion is designed to provide a more comprehensive review of operating results and financial position than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the interim financial statements and related footnotes included herein.

Overview and Outlook

As the Federal Reserve Board continues to analyze market adjustments in interest rates to control inflationary pressures, depositors and borrowers alike continue to make a shift in the type of instrument that suits their immediate and long-term needs. We are currently seeing increases in money market and NOW accounts and decreases in savings as well as certificate of deposit accounts. As certificates mature, customers are repositioning deposits into liquid type accounts to take advantage of future increasing interest rates. On the lending side, many borrowers are again considering adjustable rate mortgages as market interest rates have pushed fixed rate mortgages to higher levels. We expect rates to continue to increase as our fiscal year progresses, subject of course, to changes in the Federal Reserve Board policy.

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


Financial Condition

Total assets at December 31, 2005 were $137.9 million compared to $136.7 million at June 30, 2005, an increase of $1.2 million. The increase in total assets was primarily due to an increase in loans of $1.5 million, funded by borrowed funds, which increased by $4.0 million.

Cash and cash equivalents decreased $22,000 from $5,321,000 at June 30, 2005 to $5,299,000 at December 31, 2005.

--------------------------------------------------------------------------------

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

The securities  portfolio,  which is classified as available for sale, decreased
$97,000,  from  $5,434,000  at June 30, 2005 to $5,337,000 at December 31, 2005.
The decrease is related to a decrease in the fair value of the securities during the reporting period as no securities transactions occurred. See Note 2 of Notes to Consolidated Financial Statements.

Federal Home Loan Bank stock increased $45,000 from $1,674,000 at June 30, 2005 to $1,719,000 at December 31, 2005 as a result of normal dividend payments.

Loans increased $1.5 million from $121.1 million at June 30, 2005 to $122.6 million at December 31, 2005. The most significant changes were in real estate construction and development loans, which increased $1.3 million from $1.4 million at June 30, 2005 to $2.7 million at December 31, 2005 and one-to four-family residential loans which decreased $1.0 million from $93.8 million at June 30, 2005 to $92.8 million at December 31, 2005. Land loans increased $0.5 million from June 30, 2005 to December 31, 2005. The primary factor contributing to the increases in the loan portfolio resulted from loans relating to the opening of a new section in an existing subdivision. The decrease in one-to four-family residential loans is consistent with the effects of a rising interest rate environment. Consumer and commercial loans also provided an increase to the loan portfolio with growth of $0.3 million and $0.2 million, respectively from June 30, 2005 to December 31, 2005. Other loan categories had nominal changes, that combined, totaled a decrease of $0.3 million for the current period. See Note 3 of Notes to Consolidated Financial Statements.

Premises and equipment decreased $56,000 from $2,096,000 at June 30, 2005 to $2,040,000 at December 31, 2005. This decrease resulted from normal depreciation of existing assets partially offset by equipment purchases and routine improvements to the office building.

Total deposits decreased $2.3 million from $85.9 million at June 30, 2005 to $83.6 million at December 31, 2005 primarily due to a decrease of $2.5 million in certificates of deposit. Savings accounts also decreased $1.0 million and commercial checking accounts decreased $52,000. The Corporation attributes these decreases to local competition and the renewed attractiveness of the stock market. These decreases were partially offset by an increase of $0.7 million in money market accounts and an increase of $0.5 million in NOW accounts. These increases have occurred as customers reposition maturing certificates of deposit into liquid type accounts to take advantage of future increasing interest rates.

Borrowed funds increased $4.0 million from $32.6 million at June 30, 2005 to $36.6 million at December 31, 2005. This increase was the result of the addition of a $2.0 million FHLB fixed-rate advance coupled with an increase of $3.0 million in variable-rate cash management advances, which was partially offset by the scheduled repayments of mortgage-matched advances. The increase in FHLB advances was used to fund the increase in loans and offset the decrease in deposits. See Note 4 of Notes to Consolidated Financial Statements.

--------------------------------------------------------------------------------

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

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


Three Months Ended December 31, 2005 Compared to the Three Months Ended December 31, 2004

Net Income. The Corporation earned net income of $285,000 for the three months ended December 31, 2005 compared to $254,000 for the three months ended December 31, 2004. The most significant changes occurred in net interest income, which increased, coupled with an increase in noninterest income offset by an increase in noninterest expense and income taxes.

Net Interest Income. Net interest income totaled $1,211,000 for the three months ended December 31, 2005 compared to $1,137,000 for the three months ended December 31, 2004, representing an increase of $74,000. The increase was the result of an improvement in the net interest rate spread between interest earning assets and interest bearing liabilities during the current period.

Interest and fees on loans increased $150,000 from $1,835,000 for the three months ended December 31, 2004 to $1,985,000 for the three months ended December 31, 2005. The increase in interest income was due primarily to a higher average balance of loans and, to a lesser extent, an increase in the average yield earned. The average balance of loans increased to $122.2 million with an average yield of 6.50% for the three months ended December 31, 2005 compared to an average balance of $117.4 million with an average yield of 6.25% for the same three month period last year.

Interest on securities increased $1,000 due to an increase in the average yield earned during the current period. Interest on demand, time and overnight deposits increased $12,000 to $30,000 for the three months ended December 31, 2005 as compared to $18,000 for the same period last year. The increase in interest earned on deposits with other financial institutions was the result of a higher average yield earned on such deposits partially offset by a decrease in the average balance.

Dividends on FHLB stock increased over the comparable period due to an increase in the dividend rate paid by the FHLB coupled with a higher average balance.

Interest paid on deposits increased $51,000 from $379,000 for the three months ended December 31, 2004 to $430,000 for the three months ended December 31, 2005. The increase resulted from an increase in the average interest rate paid on deposits partially offset by a decrease in the average balance of deposits. The average balance of deposits for the three months ended December 31, 2005 was $83.9 million at an average cost of 2.03% compared to an average balance of $85.5 million at an average cost of 1.76% for the three months ended December 31, 2004.

--------------------------------------------------------------------------------

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

Interest paid on borrowed funds totaled $451,000 for the three months ended December 31, 2005 compared to $406,000 for the three months ended December 31, 2004. The increase of $45,000 in interest expense on borrowed funds resulted from an increase in the average balance of borrowed funds partially offset by a decrease in the average cost of these borrowings.

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

The provision for loan losses totaled $1,000 for both the three months ended December 31, 2005 and December 31, 2004. The Corporation experienced $15,000 in charge-offs during the current period. However, the provisions for these losses were already established during prior periods thus not requiring the recognition of any additional expense for these charge-offs when they occurred. The allowance for loan losses totaled $839,000, or 0.68% of gross loans receivable net of deferred loan origination fees and 51.8% of total nonperforming loans at December 31, 2005. This compares to $778,000, or 0.65% of gross loans receivable, net of deferred loan origination fees and 32.5% of total nonperforming loans at December 31, 2004. Overall, the Corporation's charge-off history remains very modest and is the product of a variety of factors, including the Corporation's underwriting guidelines, which generally require a loan-to-value or projected completed value ratio of 80% for purchase or construction of one- to four-family residential properties and 75% for commercial real estate and land loans, established income information and defined ratios of debt to income.

Noninterest income. Noninterest income, which includes service fees, other miscellaneous income and the net gain or loss on the sale of real estate owned, increased $24,000 from $10,000 for the three months ended December 31, 2004 to $34,000 for the three months ended December 31, 2005. This is primarily due to a pre-tax loss of $23,000 on a real estate owned property recorded in the prior three-month period.

Noninterest expense. Noninterest expense totaled $797,000 for the three months ended December 31, 2005 compared to $749,000 for the three months ended December 31, 2004, an increase of $48,000. Compensation and benefits expense increased $33,000 resulting from normal salary and benefit increases. Computer processing increased $17,000 due to the Corporation's upgrade to a new data processing system. Professional fees also increased $13,000 as a result of new government regulations and requirements.

Income Tax Expense. Income tax expense totaled $161,000 for the three month period ended December 31, 2005 and $143,000 for the three month period ended December 31, 2004. The increase in income tax is reflective of an increase in income before income taxes for the current period. The effective tax rate was 36.1% for both the three months ended December 31, 2005 and 2004.

--------------------------------------------------------------------------------

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

Six Months Ended December 31, 2005 Compared to the Six Months Ended December 31, 2004

Net Income. The Corporation earned net income of $525,000 for the six months ended December 31, 2005 compared to $494,000 for the six months ended December 31, 2004, representing an increase of $31,000. An increase in net interest income coupled with an increase in noninterest income and a decrease in provision for loan losses was partially offset by an increase in noninterest expense and an increase in income tax expense during the current six-month period.

Net Interest Income. Net interest income totaled $2,391,000 for the six months ended December 31, 2005 compared to $2,268,000 for the six months ended December 31, 2004, an increase of $123,000. The increase was the result of an improvement in the net interest rate spread between interest earning assets and interest bearing liabilities during the current period. This equates to a larger increase in interest income on loans and other sources of interest income compared to the increased expense on deposits and borrowed money.

Interest and fees on loans increased $260,000, or 7.0% from $3,673,000 for the six months ended December 31, 2004 to $3,933,000 for the six months ended December 31, 2005. The increase in interest income was due primarily to a higher average yield earned on loans due to the increasing interest rate environment coupled with an increase in the average balance. The average balance of loans increased to $121.8 million with an average yield of 6.46% for the six months ended December 31, 2005 compared to an average balance of $117.0 million with an average yield of 6.28% for the same six month period last year.

Interest on securities increased $9,000 from $96,000 for the six months ended December 31, 2004 to $105,000 for the six months ended December 31, 2005. The increase resulted from an improvement in the average interest rate during the current period as compared to last year.

Interest paid on deposits increased $115,000, or 15.0% from $749,000 for the six months ended December 31, 2004 to $864,000 for the six months ended December 31, 2005. The increase resulted from a higher average interest rate offset by a lower average balance of deposits. The average balance of deposits for the six months ended December 31, 2005 was $84.2 million at an average cost of 2.03% compared to an average balance of $85.3 million at an average cost of 1.74% for the six months ended December 31, 2004.

Interest paid on borrowed funds totaled $885,000 for the six months ended December 31, 2005 compared to $817,000 for the six months ended December 31, 2004. The increase of $68,000 in interest expense on borrowed funds resulted from an increase in the average balance of borrowed funds partially offset by a decrease in the average cost of these borrowings for the current period.

Provision for Loan Losses. The provision for loan losses for the six months ended December 31, 2005 totaled $18,000 compared to $27,000 for the six months ended December 31, 2004. The decrease of $9,000 in the provision for losses was due to a decrease in the total nonperforming balance of loans during the current six-month period compared to the same period a year ago. Nonperforming loans totaled $2.4 million at December 31, 2004 compared to $1.6 million at December 31, 2005.

Noninterest income. Noninterest income includes service fees, other miscellaneous income and the gain or loss realized on the sale of real estate owed and increased $28,000 from $41,000 for the six months ended December 31, 2004 to $69,000 for the six months ended December 31, 2005. This increase resulted primarily from a pre-tax loss of $23,000 relating to a valuation adjustment on a property held in real estate owned during the prior six-month period.

--------------------------------------------------------------------------------
                                                                             19.

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

Noninterest expense. Noninterest expense totaled $1,621,000 for the six months ended December 31, 2005 compared to $1,510,000 for the six months ended December 31, 2004, an increase of $111,000. The significant changes in noninterest expense occurred in compensation and benefits expense which increased $51,000 as a result of normal increases in salary along with increases in benefit premiums, an increase of $46,000 in computer processing expense relating to an upgrade in the data processing system, and an increase in professional fees of $38,000 resulting from new government regulations and requirements. These increases were partially offset by a combined reduction of noninterest expense of $23,000 in occupancy and equipment, state franchise tax and other expenses.

Income Tax Expense. Income tax expense totaled $296,000 for the six months ended December 31, 2005 compared to $279,000 for the six months ended December 31, 2004, representing an increase of $17,000. The increase in income tax expense is reflective of an increase in income before tax. The effective tax rate was 36.1% for both the six months ended December 31, 2005 and 2004.

--------------------------------------------------------------------------------

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

Liquidity and Capital Resources

The Corporation's liquidity, primarily represented by cash and cash equivalents, is a result of operating, investing and financing activities. These activities are summarized below for the six months ended December 31, 2005 and 2004.

                                                                Six Months
                                                             Ended December 31,
                                                             2005         2004
                                                             ----         ----
                                                          (Dollars in thousands)

Net income                                                 $    525    $    494
Adjustments to reconcile net income to net cash from
  operating activities                                          357         161
                                                           --------    --------
Net cash from operating activities                              882         655
Net cash from investing activities                           (1,587)     (3,201)
Net cash from financing activities                              683        (992)
                                                           --------    --------
Net change in cash and cash equivalents                         (22)     (3,538)
Cash and cash equivalents at beginning of period              5,321      10,034
                                                           --------    --------

Cash and cash equivalents at end of period                 $  5,299    $  6,496
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

The Corporation also has the ability to borrow from the FHLB up to a maximum total of $68.3 million including the cash management line of credit. See Note 4 of the Notes to Consolidated Financial Statements for a detail of the Corporation's borrowings from the FHLB at December 31, 2005.

At December 31, 2005, the Corporation had commitments to originate fixed-rate loans totaling $164,000 and variable-rate loans totaling $619,000. Loan commitments are generally for 30 days. See Note 5 of the Notes to Consolidated Financial Statements for a detail of the Corporation's loan commitments at December 31, 2005. The Office of Thrift Supervision regulations require the Corporation's insured subsidiary to maintain a safe and sound level of liquid assets. The Corporation considers its liquidity and capital reserves sufficient to meet its outstanding short and long-term needs, and believes it is in compliance with regulatory requirements.

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

--------------------------------------------------------------------------------

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

At December 31, 2005 and June 30, 2005, management believes the Association complies with all regulatory capital requirements. Based on the Association's computed regulatory capital ratios, the Association is considered well capitalized under the Federal Deposit Insurance Act at December 31, 2005 and June 30, 2005. No conditions or events have occurred subsequent to the last notification by regulators that management believes would have changed the Association's category.

At December 31, 2005 and June 30, 2005, the Association's actual capital levels, minimum required levels and levels to be considered "well capitalized" were as follows.

                                                                                       To Be
                                                                                  Well Capitalized
                                                            For Capital       Under Prompt Corrective
                                     Actual              Adequacy Purposes       Action Regulations
                                     ------              -----------------       ------------------
                               Amount       Ratio       Amount       Ratio       Amount        Ratio
                               ------       -----       ------       -----       ------        -----
                                                           (Dollars in Thousands)
                                                           ----------------------
December 31, 2005
-----------------
Total capital (to risk-
  weighted assets)            $17,551        21.2%     $ 6,620         8.0%     $ 8,275        10.0%
Tier 1 (core) capital (to
  risk-weighted assets)        16,734        20.2        3,310         4.0        4,965         6.0
Tier 1 (core) capital (to
  adjusted total assets)       16,734        12.1        5,528         4.0        6,910         5.0
Tangible capital (to
  adjusted total assets)       16,734        12.1        2,073         1.5          N/A

June 30, 2005
-------------
Total capital (to risk-
  weighted assets)            $16,909        20.7%     $ 6,550         8.0%     $ 8,188        10.0%
Tier 1 (core) capital (to
  risk-weighted assets)        16,083        19.6        3,275         4.0        4,913         6.0
Tier 1 (core) capital (to
  adjusted total assets)       16,083        11.8        5,471         4.0        6,838         5.0
Tangible capital (to
  adjusted total assets)       16,083        11.8        2,052         1.5          N/A

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2005 our disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
           -----------------------------------------------------------
           The following table illustrates the repurchase of the Corporation's common stock during the period ended December 31, 2005.

--------------------------------------------------------------------------------------------------------------
                                                                       Shares Purchased      Number of Shares
                                                                          As Part of          That May Yet Be
                            Total Number of        Average Price           Publicly           Purchased Under
                                 Shares                Paid            Announced plans          The Plan or
         Period                Purchased             Per Share           Or programs             Programs
--------------------------------------------------------------------------------------------------------------
October l, 2005 -
October 31, 2005                20,000                 $16.00               20,000                44,100
--------------------------------------------------------------------------------------------------------------
November l, 2005 -
November 30, 2005
--------------------------------------------------------------------------------------------------------------
December 1, 2005 -
December 31, 2005
--------------------------------------------------------------------------------------------------------------
Total                           20,000                 $16.00               20,000                44,100
--------------------------------------------------------------------------------------------------------------

           On April 19, 2005, the registrant announced that its Board of Directors had authorized management to repurchase up to 5% of the Registrant's common stock both through the open market and through unsolicited negotiated transactions. The authorization, which is for 71,600 shares, will continue for a twelve-month period and expire in April 2006, if not renewed.

Item 3.    Defaults Upon Senior Securities
           -------------------------------
           Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------
           On October 14, 2005 the Annual Meeting of Shareholders of the Corporation was held. The following member of the Board of Directors of the Corporation was re-elected by the votes set forth below for the term expiring in 2008.

           Richard T. Martin              FOR:  1,151,953      WITHHELD:  7,600

           The following members of the Board of Directors of the Corporation continued in office.

                                          Term Expires
           Harry N. Faulkner                   2006
           John T. Sargeant                    2006
           James W. Kerber                     2007
           Douglas Stewart                     2007

           One other matter was submitted to the Shareholders, for which the following votes were cast:

           Ratification of the selection of Crowe, Chizek and Company LLC as the auditors of the Corporation for the fiscal year ending June 30, 2006.

           FOR:  1,148,868            AGAINST:  100             ABSTAIN:  10,585

--------------------------------------------------------------------------------

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                     PART II - OTHER INFORMATION (Continued)

--------------------------------------------------------------------------------


Item 5.    Other Information
           None.

Item 6.    Exhibits
           (a) (1) Exhibit 11: Computation of Earnings per Share
           (2) Exhibits 31.1 and 31.2: Section 302 Certifications
           (3) Exhibit 32: Section 906 Certifications
           All other Exhibits previously filed


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




Date:  February 14, 2006             /s/ Douglas Stewart
       -----------------             ------------------------------------------
                                     Douglas Stewart
                                     President and Chief Executive Officer





Date:  February 14, 2006             /s/ Debra Geuy
       -----------------             ------------------------------------------
                                     Debra Geuy
                                     Chief Financial Officer

--------------------------------------------------------------------------------


                                       PEOPLES-SIDNEY FINANCIAL CORPORATION
                                                 INDEX TO EXHIBITS

    EXHIBIT
    NUMBER          DESCRIPTION
     3.1            Articles of Incorporation of            Incorporated by reference to the Registration Statement
                    Peoples-Sidney Financial                on Form S-1 filed by Peoples-Sidney Financial Corporation
                    Corporation                             on January 27, 1997 (the "S-1") with the Securities and
                                                            Exchange  Commission (the "SEC"), Exhibit 3.1.

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

     11             Statement Regarding Computation of      See Notes 1 and 6 to the consolidated financial
                    Earnings per Share                      statements, which are incorporated herein by reference.

     31.1           Certification of Principal Executive
                    Officer Pursuant to Section 302 of
                    the Sarbanes-Oxley Act of 2002

     31.2           Certification of Principal Financial
                    Officer Pursuant to Section 302 of
                    the Sarbanes-Oxley Act of 2002

     32             Certifications of the Chief Executive
                    Officer and the Chief Financial
                    Officer Pursuant to Section 906 of
                    the Sarbanes-Oxley Act of 2002

----------------------------------------------------------------------------------------------------------------------

                                                                                                                   27.