Form 10QSB
period 2006-03-31
PEOPLES SIDNEY FINANCIAL CORP
filed 2006-05-15
CIK 1031340

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

 (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

As of April 28, 2006, the latest practicable date, 1,392,648 shares of the issuer's common shares, $.01 par value, were issued and outstanding.

Transitional Small Business Disclosure Format (Check One):
Yes [_]             No [X]

--------------------------------------------------------------------------------

                           PEOPLES-SIDNEY FINANCIAL CORPORATION

                                          INDEX


                                                                                       Page
                                                                                       ----


PART I - FINANCIAL INFORMATION

  Item 1.     Financial Statements (Unaudited)

              Consolidated Balance Sheets............................................  3

              Consolidated Statements of Income ....................................   4

              Consolidated Statements of Comprehensive Income........................  5

              Condensed Consolidated Statements of Changes in Shareholders' Equity...  6

              Consolidated Statements of Cash Flows ................................   7

              Notes to Consolidated Financial Statements ...........................   8

  Item 2.     Management's Discussion and Analysis...................................  15

  Item 3.     Controls and Procedures................................................  23


PART II - OTHER INFORMATION

  Item 1.     Legal Proceedings......................................................  24

  Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds............  24

  Item 3.     Defaults Upon Senior Securities........................................  24

  Item 4.     Submission of Matters to a Vote of Security Holders....................  24

  Item 5.     Other Information......................................................  24

  Item 6.     Exhibits...............................................................  24


SIGNATURES ..........................................................................  25

INDEX TO EXHIBITS....................................................................  26

-----------------------------------------------------------------------------------------

                                                                                       2.

                               PEOPLES-SIDNEY FINANCIAL CORPORATION
                                    CONSOLIDATED BALANCE SHEETS

-------------------------------------------------------------------------------------------------

Item 1.  Financial Statements
                                                                 March 31,            June 30,
                                                                   2006                 2005
                                                                   ----                 ----
                                                                 (Unaudited)
ASSETS
Cash and due from financial institutions                      $     1,010,749    $      1,366,825
Interest-bearing deposits in other financial institutions           3,958,639           3,954,371
                                                              ---------------    ----------------
     Total cash and cash equivalents                                4,969,388           5,321,196
Securities available for sale                                       5,289,215           5,433,915
Federal Home Loan Bank stock                                        1,743,200           1,673,900
Loans, net of allowance of $867,800 and $835,500                  122,508,728         121,110,189
Accrued interest receivable                                           894,237             745,534
Premises and equipment, net                                         2,006,530           2,095,691
Real estate owned                                                     100,421                  --
Other assets                                                          270,725             314,841
                                                              ---------------    ----------------

     Total assets                                             $   137,782,444    $    136,695,266
                                                              ===============    ================


LIABILITIES
Deposits                                                      $    83,694,370    $     85,930,737
Borrowed funds                                                     36,433,998          32,588,719
Accrued interest payable and other liabilities                        357,734             414,419
                                                              ---------------    ----------------
     Total liabilities                                            120,486,102         118,933,875

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value, 500,000 shares
  authorized, none issued and outstanding                                  --                  --
Common stock, $.01 par value, 3,500,000 shares
  authorized, 1,785,375 shares issued                                  17,854              17,854
Additional paid-in capital                                         10,811,770          10,785,770
Retained earnings                                                  11,707,665          11,702,497
Treasury stock, 385,227 and 352,727 shares, at cost                (4,612,778)         (4,113,716)
Unearned employee stock ownership plan shares                        (490,433)           (588,958)
Accumulated other comprehensive loss                                 (137,736)            (42,056)
                                                              ---------------    ----------------
     Total shareholders' equity                                    17,296,342          17,761,391
                                                              ---------------    ----------------

     Total liabilities and shareholders' equity               $   137,782,444    $    136,695,266
                                                              ===============    ================


--------------------------------------------------------------------------------------------------

                   See accompanying notes to consolidated financial statements.
                                                                                                3.

                                      CONSOLIDATED STATEMENTS OF INCOME
                                                 (Unaudited)

-------------------------------------------------------------------------------------------------------------

                                                          Three Months Ended             Nine Months Ended
                                                               March 31,                     March 31,
                                                               --------                      ---------
                                                          2006          2005          2006           2005
                                                          ----          ----          ----           ----

Interest income
     Loans, including fees                            $ 1,996,720   $ 1,895,017    $ 5,929,691   $ 5,568,223
     Securities                                            52,465        48,506        157,964       144,964
     Demand, time and overnight deposits                   32,954        14,802         88,523        44,101
     Dividends on FHLB Stock                               24,371        18,150         69,496        52,548
                                                      -----------   -----------    -----------   -----------
         Total interest income                          2,106,510     1,976,475      6,245,674     5,809,836

Interest expense
     Deposits                                             435,143       390,888      1,298,832     1,139,381
     Borrowed funds                                       478,094       404,888      1,362,668     1,221,717
                                                      -----------   -----------    -----------   -----------
         Total interest expense                           913,237       795,776      2,661,500     2,361,098
                                                      -----------   -----------    -----------   -----------

Net interest income                                     1,193,273     1,180,699      3,584,174     3,448,738

Provision for loan losses                                  29,787        30,278         47,563        57,747
                                                      -----------   -----------    -----------   -----------

Net interest income after provision for loan losses     1,163,486     1,150,421      3,536,611     3,390,991

Noninterest income
     Service fees and other charges                        29,581        30,612         97,734        95,284
     Gain (loss) on sale of real estate owned               2,255        (1,272)         2,912       (24,600)
                                                      -----------   -----------    -----------   -----------
         Total noninterest income                          31,836        29,340        100,646        70,684


Noninterest expense
     Compensation and benefits                            434,684       402,120      1,284,519     1,201,078
     Director fees                                         24,300        24,300         72,900        72,900
     Occupancy and equipment                               98,711       107,188        289,035       303,816
     Computer processing                                   84,041        64,369        250,284       185,089
     Professional fees                                     34,800        23,319        137,297        87,822
     State franchise taxes                                 54,451        49,763        153,975       155,610
     Other                                                 85,873        85,874        249,503       260,209
                                                      -----------   -----------    -----------   -----------
         Total noninterest expense                        816,860       756,933      2,437,513     2,266,524
                                                      -----------   -----------    -----------   -----------

Income before income taxes                                378,462       422,828      1,199,744     1,195,151

Income tax expense                                        136,400       152,500        432,800       431,000
                                                      -----------   -----------    -----------   -----------

Net income                                            $   242,062   $   270,328    $   766,944   $   764,151
                                                      ===========   ===========    ===========   ===========

Earnings per common share - basic                     $      0.18   $      0.20    $      0.56   $      0.56
                                                      ===========   ===========    ===========   ===========

Earnings per common share - diluted                   $      0.18   $      0.20    $      0.56   $      0.56
                                                      ===========   ===========    ===========   ===========

-------------------------------------------------------------------------------------------------------------

                         See accompanying notes to consolidated financial statements.

                                                                                                           4.

                                   CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                     (Unaudited)

-------------------------------------------------------------------------------------------------------------------
                                                          Three Months Ended                Nine Months Ended
                                                               March 31,                        March 31,
                                                               ---------                        ---------
                                                          2006            2005             2006            2005
                                                          ----            ----             ----            ----
Net income                                          $     242,062    $     270,328   $     766,944   $      764,151

Other comprehensive income (loss)
     Unrealized holding gains and (losses) on
       available-for-sale securities                      (47,900)         (66,820)       (144,970)          53,941
     Tax effect                                            16,286           22,718          49,290          (18,341)
                                                    -------------    -------------   -------------   --------------
         Other comprehensive income (loss)                (31,614)         (44,102)        (95,680)          35,600
                                                    -------------    -------------   -------------   --------------

Comprehensive income                                $     210,448    $     226,226   $     671,264   $      799,751
                                                    =============    =============   =============   ==============

--------------------------------------------------------------------------------------------------------------------

                            See accompanying notes to consolidated financial statements.

                                                                                                                  5.

                                   CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
                                                SHAREHOLDERS' EQUITY
                                                     (Unaudited)

-------------------------------------------------------------------------------------------------------------------

                                                          Three Months Ended                Nine Months Ended
                                                               March 31,                        March 31,
                                                               ---------                        ---------
                                                          2006            2005             2006            2005
                                                          ----            ----             ----            ----
Balance, beginning of period                        $  17,336,153    $  17,574,556   $  17,761,391   $   17,430,913

Net income for period                                     242,062          270,328         766,944          764,151

Cash  dividends,  $.16 and $.14 per share
  for the three months ended March 31, 2006
  and 2005, $.56 and $.52 per share for the nine
  months ended March 31, 2006 and 2005                   (216,793)        (191,896)       (761,776)        (712,755)

Purchase of 5,000 and 32,500 shares of
  treasury stock for the three and nine months
  ended March 31, 2006, at cost                           (75,000)              --        (499,062)              --

Commitment to release 2,799 and 2,944
  employee  stock  ownership plan shares for
  the three  months  ended March 31, 2006 and 2005
  and 8,397 and 8,831  employe stock
  ownership plan shares for the nine months
  ended March 31, 2006 and 2005, at fair value             41,534           42,567         124,525          133,544

Change in fair value on securities available for
  sale, net of tax                                        (31,614)         (44,102)        (95,680)          35,600
                                                    -------------    -------------   -------------   --------------

Balance, end of period                              $  17,296,342    $  17,651,453   $  17,296,342   $   17,651,453
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

                                                                                                                  6.

                                        PEOPLES-SIDNEY FINANCIAL CORPORATION
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (Unaudited)

-------------------------------------------------------------------------------------------------------------------

                                                                                          Nine Months Ended
                                                                                              March 31,
                                                                                       2006               2005
                                                                                       ----               ----
Cash flows from operating activities
     Net income                                                                   $      766,944    $       764,151
     Adjustments to reconcile net income to net cash from
       operating activities
         Depreciation                                                                    137,335            139,593
         Provision for loan losses                                                        47,563             57,747
         Net accretion on securities                                                        (270)              (269)
         (Gain) loss on sale of real estate owned                                         (2,912)            24,600
         FHLB stock dividends                                                            (69,300)           (52,400)
         Compensation expense for ESOP shares                                            124,525            133,544
         Change in:
              Accrued interest receivable and other assets                              (104,587)           (98,774)
              Accrued expense and other liabilities                                       (7,395)          (173,816)
              Deferred loan fees                                                           4,219              2,526
                                                                                  --------------    ---------------
                  Net cash from operating activities                                     896,122            796,902

Cash flows from investing activities
     Net change in loans                                                              (1,637,533)        (5,212,315)
     Premises and equipment expenditures                                                 (48,174)          (112,926)
     Proceeds from sale of real estate owned                                              89,703            184,128
                                                                                  --------------    ---------------
         Net cash from investing activities                                           (1,596,004)        (5,141,113)

Cash flows from financing activities
     Net change in deposits                                                           (2,236,367)           344,450
     Net change in short-term FHLB advances                                           (1,500,000)           500,000
     Repayments of long-term FHLB advances                                            (1,654,721)        (1,566,259)
     Proceeds from long-term FHLB advances                                             7,000,000          1,000,000
     Cash dividends paid                                                                (761,776)          (712,755)
     Purchase of treasury stock                                                         (499,062)                --
                                                                                  --------------    ---------------
         Net cash from financing activities                                              348,074           (434,564)
                                                                                  --------------    ----------------

Net change in cash and cash equivalents                                                 (351,808)        (4,778,775)

Cash and cash equivalents at beginning of period                                       5,321,196         10,033,688
                                                                                  --------------    ---------------

Cash and cash equivalents at end of period                                        $    4,969,388    $     5,254,913
                                                                                  ==============    ===============

Supplemental disclosures of cash flow information
     Cash paid during the period for
         Interest                                                                 $    2,634,351    $     2,350,950
         Income taxes                                                                    315,000            425,000

Noncash transactions
     Transfer from loans to other real estate owned                               $      187,212    $       109,643

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

These interim consolidated financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of the Corporation at March 31, 2006 and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not purport to contain all the necessary financial disclosures required by U.S. generally accepted accounting principles that might otherwise be necessary in the circumstances, and should be read in conjunction with the consolidated financial statements and notes thereto of the Corporation for the fiscal year ended June 30, 2005, included in the Corporation's 2005 Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005. Reference is made to the accounting policies of the Corporation described in the notes to consolidated financial statements contained in such report. The Corporation has consistently followed these policies in preparing this Form 10-QSB.

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

Use of  Estimates:  To prepare  financial  statements  in  conformity  with U.S.
-----------------
generally  accepted  accounting  principles,   management  makes  estimates  and
assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and disclosures provided, and actual results could differ. The allowance for loan losses and fair values of financial instruments are particularly subject to change.

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

Stock - Based Compensation: Employee compensation expense under stock options is
--------------------------
reported using the fair value recognition provisions of FASB Statement 123 (revised 2004) (FAS 123R), Share Based Payment. The Corporation has adopted FAS 123R using the modified prospective method. Under this method, compensation expense will be recognized for the unvested portion of previously issued awards that remained outstanding as of July 1, 2005 and for any future awards. Prior interim periods and fiscal year results will not be restated. For the three and nine months ended March 31, 2006, no compensation expense was recognized in the income statement as all outstanding options were fully vested prior to June 30, 2005.


NOTE 2 - SECURITIES AVAILABLE FOR SALE

Securities available for sale were as follows.

                                                                        Gross            Gross
                                                      Fair            Unrealized       Unrealized
                                                      Value             Gains            Losses
                                                      -----             -----            ------
March 31, 2006
--------------
    U.S. Government agencies                      $   5,289,215      $         --     $    (208,689)
                                                  =============      ============     =============

June 30, 2005
-------------
    U.S. Government agencies                      $   5,433,915      $      3,905     $     (67,624)
                                                  =============      ============     =============

Contractual maturities of securities available for sale at March 31, 2006 were as follows. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                              Fair
                                                              Value
                                                              -----

        Due in one year or less                          $      497,655
        Due after one year through five years                 1,966,250
        Due after five years through ten years                2,825,310
                                                         --------------

                                                         $    5,289,215
                                                         ==============

There were no sales of securities available for sale during the three or nine months ended March 31, 2006 or 2005. No securities were pledged as collateral at March 31, 2006 or June 30, 2005.

--------------------------------------------------------------------------------

                                  (Continued)

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE 2 - SECURITIES AVAILABLE FOR SALE (Continued)

Securities with unrealized losses at March 31, 2006 and June 30, 2005, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows.

                                   Less than 12 Months           12 Months or More                Total
                                   -------------------           -----------------                -----
                                     Fair      Unrealized        Fair       Unrealized       Fair        Unrealized
Description of Securities            Value        Loss           Value          Loss         Value         Loss
-------------------------            -----        ----           -----          ----         -----         ----
March 31, 2006
--------------

U.S. Government agencies        $    497,655   $  (2,345)    $  4,791,560  $  (206,344)  $  5,289,215   $  (208,689)
                                ============   =========     ============  ===========   ============   ===========

June 30, 2005
-------------

U.S. Government agencies        $  1,990,000   $  (9,602)    $  2,940,010  $   (58,022)  $  4,930,010   $   (67,624)
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

NOTE 3 - LOANS

Loans were as follows.

                                                 March 31,         June 30,
                                                   2006              2005
                                                   ----              ----
     Mortgage loans:
          1-4 family residential             $    92,523,753   $     93,792,635
          Multi-family residential                 1,388,869          1,297,418
          Commercial real estate                  12,742,580         12,612,885
          Real estate construction and
            development                            2,767,063          1,441,815
          Land                                     3,300,423          2,939,109
                                             ---------------   ----------------
              Total mortgage loans               112,722,688        112,083,862
     Consumer loans                                5,489,573          5,056,291
     Commercial loans                              5,547,618          5,184,668
                                             ---------------   ----------------
              Total loans                        123,759,879        122,324,821
     Less:
          Allowance for loan losses                 (867,800)          (835,500)
          Deferred loan fees                        (383,351)          (379,132)
                                             ---------------   ----------------

                                             $   122,508,728   $    121,110,189
                                             ===============   ================

--------------------------------------------------------------------------------

                                  (Continued)

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 3 - LOANS (Continued)

Activity in the allowance for loan losses is summarized as follows.

                                                          Three Months Ended                Nine Months Ended
                                                               March 31,                        March 31,
                                                               ---------                        ---------
                                                          2006            2005             2006            2005
                                                          ----            ----             ----            ----
Balance at beginning of period                      $     839,000    $     777,700   $     835,500   $      752,900
Provision for losses                                       29,787           30,278          47,563           57,747
Charge-offs                                                (2,057)              --         (16,674)          (2,669)
Recoveries                                                  1,070               22           1,411               22
                                                    -------------    -------------   -------------   --------------

Balance at end of period                            $     867,800    $     808,000   $     867,800   $      808,000
                                                    =============    =============   =============   ==============

Impaired loans were as follows.

                                                                                March 31,         June 30,
                                                                                   2006             2005
                                                                                   ----             ----
Period-end impaired loans with no allowance for loan losses allocated         $         --     $          --
Period-end impaired loans with allowance for loan losses allocated                 234,000           161,000
Amount of the allowance allocated to impaired loans                                195,000           134,000


                                                          Three Months Ended                Nine Months Ended
                                                               March 31,                        March 31,
                                                               ---------                        ---------
                                                          2006            2005             2006            2005
                                                          ----            ----             ----            ----
Average of impaired loans during the period         $     234,000    $     141,000   $     208,000   $      153,000
Interest income recognized during the period                4,085            1,550          11,094            6,926
Cash-basis interest income recognized                         730              566           2,761            1,635


Nonperforming loans were as follows.

                                                       March 31,      June 30,
                                                         2006           2005
                                                         ----           ----

Loans past due over 90 days still on accrual         $    401,000  $    349,000
Nonaccrual loans                                        1,273,000     1,318,000

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


--------------------------------------------------------------------------------

                                  (Continued)

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------
NOTE 4 - BORROWED FUNDS

At March 31, 2006 and June 30, 2005, the Association had a cash management line of credit enabling it to borrow up to $8,000,000 from the Federal Home Loan Bank of Cincinnati ("FHLB"). All cash management advances have an original maturity of 90 days. The line of credit must be renewed on an annual basis. Outstanding borrowings on this line of credit were $1,000,000 at March 31, 2006 and $2,500,000 at June 30, 2005.

As a member of the FHLB system, the Association has the ability to obtain borrowings up to a maximum total of $68 million including the cash management line of credit. Advances from the Federal Home Loan Bank were as follows.


                                                            March 31,       June 30,
                                                              2006            2005
                                                              ----            ----
Cash management advance, variable rate 5.00 %
  at March 31, 2006 and 3.53% at June 30, 2005           $   1,000,000    $   2,500,000
4.88% FHLB fixed-rate advance, due January 25, 2008          2,000,000               --
6.13% FHLB fixed-rate advance, due June 25, 2008             7,000,000        7,000,000
5.16% FHLB fixed-rate advance, due March 13, 2009            3,000,000               --
4.42% FHLB fixed-rate advance, due July 9, 2010              2,000,000               --
6.00% FHLB convertible advance, fixed-rate until
  June 2006, due June 11, 2009                               5,000,000        5,000,000
6.27% FHLB convertible advance, fixed-rate until
  June 2006, due September 8, 2010                           5,000,000        5,000,000
5.30% select pay mortgage-matched advance, final
  maturity May 1, 2011                                         763,862          858,399
5.35% select pay mortgage-matched advance, final
  maturity July 1, 2011                                      1,571,970        1,954,752
3.92% select pay mortgage-matched advance, final
  maturity November 1, 2012                                    607,953          702,046
3.55% select pay mortgage-matched advance, final
  maturity March 1, 2013                                       736,262          804,848
4.10% select pay mortgage-matched advance, final
  maturity March 1, 2015                                       733,915          979,664
4.09% select pay mortgage-matched advance, final
  maturity November 1, 2017                                    603,211          703,360
3.31% select pay mortgage-matched advance, final
  maturity April 1, 2019                                       763,384          797,932
4.72% select pay mortgage-matched advance, final
  maturity November 1, 2022                                  2,292,771        2,483,689
4.38% select pay mortgage-matched advance, final
  maturity December 1, 2022                                    763,701          827,909
3.92% select pay mortgage-matched advance, final
  maturity December 1, 2022                                    645,728          739,884
3.64% select pay mortgage-matched advance, final
  maturity March 1, 2023                                     1,951,241        2,236,236
                                                         -------------    -------------

                                                         $  36,433,998    $  32,588,719
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

Maturities of FHLB advances for the next five years and thereafter were as follows.

             Year ended March 31,
                      2007                         $    2,875,767
                      2008                              3,649,439
                      2009                             11,455,183
                      2010                              6,288,063
                      2011                              8,143,987
                   Thereafter                           4,021,559
                                                   --------------

                                                   $   36,433,998
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

The contractual amount of financial instruments with off-balance-sheet risk was as follows.

                                                         March 31,     June 30,
                                                           2006          2005
                                                           ----          ----

1-4 family residential real estate - fixed rate        $    461,000  $   407,000
1-4 family residential real estate - variable rate          625,000      695,000
Commercial lines of credit                                4,648,000    2,592,000
Home equity lines of credit                                 922,000      709,000

The interest rate on fixed-rate commitments ranged from 6.13% to 7.75% at March 31, 2006 and 5.75% to 7.00% at June 30, 2005. Commitments to make loans are generally made for a period of 30 days or less. The maximum maturity for fixed-rate commitments range from 10 years to 20 years.

At March 31, 2006 and June 30, 2005, the Corporation was required to have $137,000 and $325,000 on deposit with its correspondent banks as a compensating clearing requirement.

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

NOTE 6 - EARNINGS PER SHARE

The factors used in the earnings per share computation follow.

                                                              Three Months Ended             Nine Months Ended
                                                                   March 31,                     March 31,
                                                                   ---------                     ---------
                                                             2006           2005            2006           2005
                                                             ----           ----            ----           ----
     Basic Earnings Per Common Share

           Net income                                     $   242,062    $   270,328    $   766,944     $   764,151
                                                          ===========    ===========    ===========     ===========

           Weighted average common shares
             outstanding                                    1,402,592      1,432,648      1,413,433       1,432,648
           Less:  Average unallocated ESOP shares             (43,194)       (54,607)       (45,993)        (57,551)
                                                          -----------    -----------    -----------     -----------
           Weighted average common shares
             outstanding for basic earnings
             per common share                               1,359,398      1,378,041      1,367,440       1,375,097
                                                          ===========    ===========    ===========     ===========

           Basic earnings per common share                $     0.18     $      0.20    $      0.56     $     0.56
                                                          ==========     ===========    ===========     ==========

     Diluted Earnings Per Common Share

           Net income                                     $   242,062    $   270,328    $   766,944     $   764,151
                                                          ===========    ===========    ===========     ===========

           Weighted average common shares
             outstanding for basic earnings
             per common share                               1,359,398      1,378,041      1,367,440       1,375,097
           Add:  Dilutive effects of assumed
              exercises of stock options                           --             --             --             122
                                                          -----------    -----------    -----------     -----------
           Weighted average common shares
              and dilutive potential common
             shares outstanding                             1,359,398      1,378,041      1,367,440       1,375,219
                                                          ===========    ===========    ===========     ===========

           Diluted earnings per common share              $     0.18     $      0.20    $      0.56     $     0.56
                                                          ==========     ===========    ===========     ==========

Stock options not considered in calculation
  because they were not dilutive                              140,824        140,824        140,824           1,245


--------------------------------------------------------------------------------

                                  (Continued)

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

Item 2.  Management's Discussion and Analysis
         ------------------------------------

Introduction

In the following pages, management presents an analysis of the consolidated financial condition of the Corporation as of March 31, 2006, compared to June 30, 2005, and results of operations for the three and nine months ended March 31, 2006, compared with the same periods in 2005. This discussion is designed to provide a more comprehensive review of operating results and financial position than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the interim financial statements and related footnotes included herein.

Overview and Outlook

While the Federal Reserve Market Committee continues to raise interest rates to control inflationary pressures, borrowers continue to look at adjustable rate mortgages versus the traditional fixed rate loans which are now bearing higher rates. We also note that mortgage refinancing trends have eased as rates have increased. Our current outlook through the remaining quarter of our fiscal year is that rates will continue in the current range and that demand for mortgage loans will increase slightly through the late spring and summer months. We plan to add a new mortgage product during the fourth quarter of fiscal 2006, which will enable us to compete more effectively with secondary market rate products. We also hope to provide an additional product during the first quarter of fiscal 2007, giving our customers more choices in our array of mortgage products.

On the savings side, overall deposits have decreased for a variety of causes, such as local competition, renewed attractiveness of the stock market as well as economical demands for our customers' available funds. The result has been an overall decrease in savings and certificate of deposit accounts partially offset by smaller increases in money fund accounts and commercial and NOW accounts. We continue to see our customers move dollars in search of higher interest rate accounts as the rate structures of product offerings have increased. We expect interest rates to continue to increase during our fourth fiscal quarter and then remain stable throughout the remaining of the summer months. Management will continue to watch the movement of rates as well as the make up of our deposit portfolio to remain competitive.

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

--------------------------------------------------------------------------------

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

Financial Condition

Total assets at March 31, 2006 were $137.8 million compared to $136.7 million at June 30, 2005, an increase of $1.1 million. The increase in total assets was primarily due to an increase in loans of $1.4 million, funded by borrowed funds, which increased by $3.8 million.

Cash and cash equivalents decreased $352,000 from $5,321,000 at June 30, 2005 to $4,969,000 at March 31, 2006.

The securities portfolio, which is classified as available for sale, decreased $145,000, from $5,434,000 at June 30, 2005 to $5,289,000 at March 31, 2006. The
decrease is related to a decrease in the fair value of the securities during the reporting period as no securities transactions occurred. See Note 2 of Notes to Consolidated Financial Statements.

Federal Home Loan Bank stock increased $69,000 from $1,674,000 at June 30, 2005 to $1,743,000 at March 31, 2006 as a result of normal dividend payments received in the form of additional stock.

Loans increased $1.4 million from $121.1 million at June 30, 2005 to $122.5 million at March 31, 2006. The most significant changes were in real estate construction and development loans, which increased $1.3 million from $1.4 million at June 30, 2005 to $2.7 million at March 31, 2006 and one-to four-family residential loans which decreased $1.3 million from $93.8 million at June 30, 2005 to $92.5 million at March 31, 2006. Land loans increased $0.4 million from June 30, 2005 to March 31, 2006. The primary factor contributing to the increases in the loan portfolio resulted from loans relating to the opening of a new section in an existing subdivision. The decrease in one-to four-family residential loans is consistent with the effects of a rising interest rate environment. Consumer and commercial loans also provided increases to the loan portfolio with growth of $0.4 million each from June 30, 2005 to March 31, 2006. Other loan categories had nominal changes, that combined, totaled an increase of $0.2 million for the current period. See Note 3 of Notes to Consolidated Financial Statements.

Premises and equipment decreased $89,000 from $2,096,000 at June 30, 2005 to $2,007,000 at March 31, 2006. This decrease resulted from normal depreciation of existing assets partially offset by equipment purchases and routine improvements to the office building.

Total deposits decreased $2.2 million from $85.9 million at June 30, 2005 to $83.7 million at March 31, 2006 primarily due to a decrease of $1.8 million and $1.6 million in certificates of deposit and savings accounts respectively. We attribute these decreases to local competition, the renewed attractiveness of the stock market as well as economic demands on the cash flow of our depositor base. These decreases were partially offset by increases of $0.6 million in money market accounts $0.3 million in commercial checking accounts and an increase of $0.2 million in NOW accounts. These increases have occurred as customers reposition maturing certificates of deposit into liquid type accounts to take advantage of future increasing interest rates.

Borrowed funds increased $3.8 million from $32.6 million at June 30, 2005 to $36.4 million at March 31, 2006. This increase was the result of the addition of $7.0 million in FHLB fixed-rate advances offset by a decrease of $1.5 million in variable-rate cash management advances and the scheduled repayments of mortgage-matched advances. The increase in FHLB advances was used to fund the increase in loans and offset the decrease in deposits. See Note 4 of Notes to Consolidated Financial Statements.

--------------------------------------------------------------------------------

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

Results of Operations

Our operating results are affected by general economic conditions, monetary and fiscal policies of federal agencies and regulatory policies of agencies that regulate financial institutions. Our cost of funds is influenced by interest rates on competing investments and general market rates of interest. Demand for real estate loans and other types of loans influence lending activities, which in turn is affected by interest rates at which such loans are made, general economic conditions and availability of funds for lending activities.

Our net income primarily depends on its net interest income, which is the difference between interest income earned on interest-earning assets, such as loans and securities and interest expense incurred on interest-bearing liabilities, such as deposits and borrowings. The level of net interest income is dependent on the interest rate environment and volume and composition of interest-earning assets and interest-bearing liabilities. Net income is also affected by provisions for loan losses, service charges, gains on the sale of assets and other income, noninterest expense and income taxes.

Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005

Net Income. We earned net income of $242,000 for the three months ended March 31, 2006 compared to $270,000 for the three months ended March 31, 2005. The most significant changes occurred in noninterest expense, which increased, partially offset by an increase in net interest income and a decrease in income tax expense.

Net Interest Income. Net interest income totaled $1,193,000 for the three months ended March 31, 2006 compared to $1,181,000 for the three months ended March 31, 2005, representing an increase of $12,000. The increase was the result of an increase in the total of net earning assets partially offset by a decrease in the net interest rate spread between interest earning assets and interest bearing liabilities during the current period.

Interest and fees on loans increased $102,000 from $1,895,000 for the three months ended March 31, 2005 to $1,997,000 for the three months ended March 31, 2006. The increase in interest income was due primarily to a higher average balance of loans coupled with an increase in the average yield earned. The average balance of loans increased to $122.9 million with an average yield of 6.50% for the three months ended March 31, 2006 compared to an average balance of $119.7 million with an average yield of 6.33% for the same three month period last year.

Interest on securities increased $4,000 due to an increase in the average yield earned during the current period. Interest on demand, time and overnight deposits increased $18,000 to $33,000 for the three months ended March 31, 2006 as compared to $15,000 for the same period last year. The increase in interest earned on deposits with other financial institutions was the result of a higher average yield earned on such deposits partially offset by a decrease in the average balance.

Dividends on FHLB stock increased over the comparable period due to an increase in the dividend rate paid by the FHLB coupled with a higher average balance.

Interest paid on deposits increased $44,000 from $391,000 for the three months ended March 31, 2005 to $435,000 for the three months ended March 31, 2006. The increase resulted from an increase in the average interest rate paid on deposits partially offset by a decrease in the average balance of deposits. The average balance of deposits for the three months ended March 31, 2006 was $82.0 million at an average cost of 2.15% compared to an average balance of $85.6 million at an average cost of 1.85% for the three months ended March 31, 2005.

--------------------------------------------------------------------------------

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

Interest paid on borrowed funds totaled $478,000 for the three months ended March 31, 2006 compared to $405,000 for the three months ended March 31, 2005. The increase of $73,000 in interest expense on borrowed funds resulted from an increase in the average balance of borrowed funds partially offset by a decrease in the average cost of these borrowings.

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

The provision for loan losses totaled $30,000 for both the three months ended March 31, 2006 and March 31, 2005. The Corporation experienced $2,000 in charge-offs during the current period. The primary reason for the $30,000 provision for loan losses in the three months ended March 31, 2006 was due to an increase in specific allocations on impaired loans. The allowance for loan losses totaled $868,000, or 0.70% of gross loans receivable net of deferred loan origination fees and 51.8% of total nonperforming loans at March 31, 2006. This compares to $808,000, or 0.67% of gross loans receivable, net of deferred loan origination fees and 51.4% of total nonperforming loans at March 31, 2005. Overall, the Corporation's charge-off history remains very modest and is the product of a variety of factors, including the Corporation's underwriting guidelines, which generally require a loan-to-value or projected completed value ratio of 80% for purchase or construction of one- to four-family residential properties and 75% for commercial real estate and land loans, established income information and defined ratios of debt to income.

Noninterest income. Noninterest income, which includes service fees, other miscellaneous income and the net gain or loss on the sale of real estate owned, increased $3,000 from $29,000 for the three months ended March 31, 2005 to $32,000 for the three months ended March 31, 2006. This is primarily due to a $2,000 gain on the sale of real estate owned during the current three-month period as compared to a $1,000 loss on the sale of real estate owned recorded in the prior period.

Noninterest expense. Noninterest expense totaled $817,000 for the three months ended March 31, 2006 compared to $757,000 for the three months ended March 31, 2005, an increase of $60,000. Compensation and benefits expense increased $33,000 resulting from normal salary and benefit increases. Computer processing increased $20,000 due to the Corporation's upgrade to a new data processing system. Professional fees also increased $11,000 as a result of new government regulations and requirements.

Income Tax Expense. Income tax expense totaled $136,000 for the three month period ended March 31, 2006 and $153,000 for the three month period ended March 31, 2005. The decrease in income tax is reflective of a decrease in income before income taxes for the current period. The effective tax rate was 36.0% and 36.1% for the three months ended March 31, 2006 and 2005.

--------------------------------------------------------------------------------

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

Nine Months  Ended March 31,  2006  Compared to the Nine Months  Ended March 31,
2005

Net Income. The Corporation earned net income of $767,000 for the nine months ended March 31, 2006 compared to $764,000 for the nine months ended March 31, 2005, representing an increase of $3,000. An increase in net interest income coupled with an increase in noninterest income and a decrease in provision for loan losses was partially offset by an increase in noninterest expense during the current nine-month period.

Net Interest Income. Net interest income totaled $3,584,000 for the nine months ended March 31, 2006 compared to $3,449,000 for the nine months ended March 31, 2005, an increase of $135,000. The increase was the result of an improvement in the net interest rate spread between interest earning assets and interest bearing liabilities during the current period. This equates to a larger increase in interest income on loans and other sources of interest income compared to the increased expense on deposits and borrowed money.

Interest and fees on loans increased $362,000, or 6.5% from $5,568,000 for the nine months ended March 31, 2005 to $5,930,000 for the nine months ended March 31, 2006. The increase in interest income was due primarily to a higher average yield earned on loans due to the increasing interest rate environment coupled with an increase in the average balance. The average balance of loans increased to $122.2 million with an average yield of 6.47% for the nine months ended March 31, 2006 compared to an average balance of $117.9 million with an average yield of 6.30% for the same nine month period last year.

Interest on securities increased $13,000 from $145,000 for the nine months ended March 31, 2005 to $158,000 for the nine months ended March 31, 2006. The increase resulted from an improvement in the average interest rate during the current period as compared to last year.

Interest on demand, time and overnight deposits increased $45,000 to $89,000 for the nine months ended March 31, 2006 as compared to $44,000 for the same period last year. The increase in interest earned on deposits with other financial institutions was the result of a higher average yield earned on such deposits partially offset by a decrease in the average balance.

Dividends on FHLB stock increased $17,000 due to an increase in the average dividend rate from 4.32% to 5.46% over the comparable periods coupled with an increase in the average balance of FHLB stock.

Interest paid on deposits increased $160,000, or 14.0% from $1,139,000 for the nine months ended March 31, 2005 to $1,299,000 for the nine months ended March 31, 2006. The increase resulted from a higher average interest rate offset by a lower average balance of deposits. The average balance of deposits for the nine months ended March 31, 2006 was $83.5 million at an average cost of 2.07% compared to an average balance of $85.4 million at an average cost of 1.77% for the nine months ended March 31, 2005.

Interest paid on borrowed funds totaled $1,363,000 for the nine months ended March 31, 2006 compared to $1,222,000 for the nine months ended March 31, 2005. The increase of $141,000 in interest expense on borrowed funds resulted from an increase in the average balance of borrowed funds partially offset by a decrease in the average cost of these borrowings for the current period. The average balance of borrowed funds for the nine months ended March 31, 2006 was $35.2 million at an average cost of 5.16% compared to an average balance of $30.6 million at an average cost of 5.29% for the nine months ended March 31, 2005.

--------------------------------------------------------------------------------

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

Provision for Loan Losses. The provision for loan losses decreased $10,000 from $58,000 for the nine months ended March 31, 2005 to $48,000 for the nine months ended March 31, 2006. Nonperforming loans increased slightly to $1.7 million at March 31, 2006 compared to $1.6 million at March 31, 2005 and the Corporation also experienced $17,000 in charge-offs relating to consumer loans during the current nine-month period compared to $3,000 in the prior nine-month period. However, loan growth was slower in the current nine-month period as loans increased by 1.2% compared to 4.4% in the prior nine-month period. The slower loan growth more than offset the previously mentioned negative trends.

Noninterest income. Noninterest income includes service fees, other miscellaneous income and the gain or loss realized on the sale of real estate owed and increased $30,000 from $71,000 for the nine months ended March 31, 2005 to $101,000 for the nine months ended March 31, 2006. This increase resulted primarily from a pre-tax loss of $25,000 related to sales of real estate owned during the prior nine-month period compared to a $3,000 gain in the current nine-month period.

Noninterest expense. Noninterest expense totaled $2,438,000 for the nine months ended March 31, 2006 compared to $2,267,000 for the nine months ended March 31, 2005, an increase of $171,000. The significant changes in noninterest expense occurred in compensation and benefits expense which increased $83,000 as a result of normal increases in salary along with increases in benefit premiums, an increase of $65,000 in computer processing expense relating to an upgrade in the data processing system, and an increase in professional fees of $49,000 resulting from new government regulations and requirements. These increases were partially offset by a combined reduction of noninterest expense of $27,000 in occupancy and equipment, state franchise tax and other expenses.

Income Tax Expense. Income tax expense totaled $433,000 for the nine months ended March 31, 2006 compared to $431,000 for the nine months ended March 31, 2005, representing an increase of $2,000. The increase in income tax expense is reflective of an increase in income before tax. The effective tax rate was 36.1% for the nine months ended March 31, 2006 and 2005.

--------------------------------------------------------------------------------

                      PEOPLES-SIDNEY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

Liquidity and Capital Resources

The Corporation's liquidity, primarily represented by cash and cash equivalents, is a result of operating, investing and financing activities. These activities are summarized below for the nine months ended March 31, 2006 and 2005.

                                                                     Nine Months
                                                                   Ended March 31,
                                                                2006             2005
                                                                ----             ----
                                                               (Dollars in thousands)

Net income                                                  $        767     $        764
Adjustments to reconcile net income to net cash from
  operating activities                                               129               33
                                                            ------------     ------------
Net cash from operating activities                                   896              797
Net cash from investing activities                                (1,596)          (5,141)
Net cash from financing activities                                   348             (435)
                                                            ------------     ------------
Net change in cash and cash equivalents                             (352)          (4,779)
Cash and cash equivalents at beginning of period                   5,321           10,034
                                                            ------------     ------------

Cash and cash equivalents at end of period                  $      4,969     $      5,255
                                                            ============     ============

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

The Corporation also has the ability to borrow from the FHLB up to a maximum total of $68 million including the cash management line of credit. See Note 4 of the Notes to Consolidated Financial Statements for a detail of the Corporation's borrowings from the FHLB at March 31, 2006.

At March 31, 2006, the Corporation had commitments to originate fixed-rate loans totaling $461,000 and variable-rate loans totaling $625,000. Loan commitments are generally for 30 days. See Note 5 of the Notes to Consolidated Financial Statements for a detail of the Corporation's loan commitments at March 31, 2006. The Office of Thrift Supervision regulations require the Corporation's insured subsidiary to maintain a safe and sound level of liquid assets. The Corporation considers its liquidity and capital reserves sufficient to meet its outstanding short and long-term needs, and believes it is in compliance with regulatory requirements.

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

At March 31, 2006 and June 30, 2005, management believes the Association complies with all regulatory capital requirements. Based on the Association's computed regulatory capital ratios, the Association is considered well capitalized under the Federal Deposit Insurance Act at March 31, 2006 and June 30, 2005. No conditions or events have occurred subsequent to the last notification by regulators that management believes would have changed the Association's category.

At March 31, 2006 and June 30, 2005, the Association's actual capital levels, minimum required levels and levels to be considered "well capitalized" were as follows.

                                                                                                 To Be
                                                                                           Well Capitalized
                                                                 For Capital            Under Prompt Corrective
                                         Actual               Adequacy Purposes           Action Regulations
                                         ------               -----------------           ------------------
                                  Amount         Ratio      Amount         Ratio         Amount          Ratio
                                  ------         -----      ------         -----         ------          -----
                                                           (Dollars in Thousands)
March 31, 2006
--------------
Total capital (to risk-
  weighted assets)             $  15,753         19.0%    $  6,639          8.0%     $    8,299          10.0%
Tier 1 (core) capital (to
  risk-weighted assets)           15,036         18.1        3,320          4.0           4,979           6.0
Tier 1 (core) capital (to
  adjusted total assets)          15,036         10.9        5,523          4.0           6,904           5.0
Tangible capital (to
  adjusted total assets)          15,036         10.9        2,071          1.5             N/A

June 30, 2005
-------------
Total capital (to risk-
  weighted assets)             $  16,909         20.7%    $  6,550          8.0%     $    8,188          10.0%
Tier 1 (core) capital (to
  risk-weighted assets)           16,083         19.6        3,275          4.0           4,913           6.0
Tier 1 (core) capital (to
  adjusted total assets)          16,083         11.8        5,471          4.0           6,838           5.0
Tangible capital (to
  adjusted total assets)          16,083         11.8        2,052          1.5             N/A


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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2006 our disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
           -----------------------------------------------------------
           The following table illustrates the repurchase of the Corporation's common stock during the period ended March 31, 2006.

------------------------------------------------------------------------------------------------------------------
                                                                           Total Number of             Maximum
                                                                           Shares Purchased       Number of Shares
                                                                              As Part of           That May Yet Be
                             Total Number of         Average Price             Publicly            Purchased Under
                                  Shares                 Paid              Announced plans           The Plan or
         Period                 Purchased              Per Share             Or programs              Programs
------------------------------------------------------------------------------------------------------------------
January 1, 2006 -
January 31, 2006
------------------------------------------------------------------------------------------------------------------
February l, 2006 -
February 28, 2006                   5,000                  $15.00                  5,000                 39,100
------------------------------------------------------------------------------------------------------------------
March 1, 2006 -
March 31, 2006
------------------------------------------------------------------------------------------------------------------
Total                               5,000                  $15.00                  5,000                 39,100
------------------------------------------------------------------------------------------------------------------

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

Item 3.    Defaults Upon Senior Securities
           -------------------------------
           Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------
           None

Item 5.    Other Information
           -----------------
           None.

Item 6.    Exhibits
           --------
           (a) (1) Exhibit 11: Computation of Earnings per Share
           (2) Exhibits 31.1 and 31.2: Section 302 Certifications
           (3) Exhibit 32: Section 906 Certifications
           All other Exhibits previously filed

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




Date:    May 15, 2006                    /s/ Douglas Stewart
       ---------------------------       -------------------------------------
                                         Douglas Stewart
                                         President and Chief Executive Officer





Date:    May 15, 2006                    /s/ Debra Geuy
       ---------------------------       -------------------------------------
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

     31.1           Certification of Principal Executive
                    Officer Pursuant to Section 302 of
                    the Sarbanes-Oxley Act of 2002

     31.2           Certification of Principal Financial
                    Officer Pursuant to Section 302 of
                    the Sarbanes-Oxley Act of 2002

     32             Certifications of the Chief Executive
                    Officer and the Chief Financial
                    Officer Pursuant to Section 906 of
                    the Sarbanes-Oxley Act of 2002

----------------------------------------------------------------------------------------------------------------------


                                                                                                                   26.