Form 10KSB
period 2006-06-30
PEOPLES SIDNEY FINANCIAL CORP
filed 2006-09-28
CIK 1031340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark one)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________________________ to ___________________________

Commission File No. 0-22223

PEOPLES-SIDNEY FINANCIAL CORPORATION
(Name of small business issuer in its charter)

Delaware	31-1499862
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

101 East Court Street, Sidney, Ohio	45365
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (937) 492-6129

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.01 per share
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒

Issuer’s revenues for the fiscal year ended June 30, 2006 were:  $8,549,708.

At August 31, 2006, there were issued and outstanding 1,384,268 of the Registrant’s Common Shares.

The aggregate market value of the voting and non-voting common stock held by non-affiliates as of August 22, 2006, was $16,605,000.

DOCUMENTS INCORPORATED BY REFERENCE

Parts II and IV of Form 10-KSB - Portions of the Annual Report to Stockholders for the fiscal year ended June 30, 2006.

Part III of Form 10-KSB - Portions of Proxy Statement for 2006 Annual Meeting of Stockholders.

Transitional Small Business Disclosure Form (check one):
Yes ☐  No  ☒

1.

INDEX
FORM 10-KSB

2.

PART I

ITEM 1 - DESCRIPTION OF BUSINESS

General

Peoples-Sidney Financial Corporation (“Peoples”) is a Delaware corporation which was organized in 1997 by Peoples Federal Savings and Loan Association of Sidney (“Association”) for the purpose of becoming a savings and loan holding company, together referred to as the Corporation. Peoples owns all of the capital stock of the Association issued in connection with the completion of the Association’s conversion from the mutual to stock form of organization on April 25, 1997. Unless the context otherwise requires, all references herein to the Corporation include Peoples and the Association on a consolidated basis. The Association, Peoples’ only subsidiary, was organized in 1886 as an Ohio-chartered mutual association and converted to a federally chartered association in 1958.

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

The Association’s operations are regulated by the Office of Thrift Supervision (“OTS”). The Association is a member of the Federal Home Loan Bank (“FHLB”) System and a stockholder of the FHLB of Cincinnati. The Association is also a member of the Savings Association Insurance Fund (“SAIF”) and its deposit accounts are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”). Accordingly, the Association is also subject to regulation and oversight by the FDIC.

The executive offices of the Corporation are located at 101 E. Court Street, Sidney, Ohio 45365 and its telephone number is (937) 492-6129.

Forward-Looking Statements

When used in this Form 10-KSB, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, among other things, changes in economic conditions in the Corporation’s market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Corporation’s market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Corporation wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Corporation wishes to advise readers that the factors listed above could affect the Corporation’s financial performance and could cause the Corporation’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

Back to Index
3.

ITEM 1 - DESCRIPTION OF BUSINESS (Continued)

The Corporation does not undertake and specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Lending Activities

General: The principal lending activity of the Corporation is originating for its portfolio first mortgage loans secured by owner-occupied one- to four-family residential properties located in its primary market area. In addition, in order to increase the yield and/or the interest rate sensitivity of its portfolio and in order to provide more comprehensive financial services to families and businesses in the Corporation’s primary market area, the Corporation also originates construction or development, commercial real estate, consumer, land, multi-family and commercial business loans. The Corporation may adjust or discontinue any product offering to respond to competitive or economic factors.

Loan Portfolio Composition: The following information sets forth the composition of the Corporation’s loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred loan fees and allowance for loan losses) as of the dates indicated.

		June 30,
	2006		2005
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans
One- to four-family	$92,408	73.66%	$94,594	77.33%
Construction and development	2,982	2.38	1,442	1.18
Commercial	12,801	10.20	12,564	10.27
Multi-family	1,380	1.10	1,297	1.06
Land	3,371	2.69	2,187	1.79
Total real estate loans	112,942	90.03	112,084	91.63

Other loans
Consumer
Automobile	3,992	3.18	3,775	3.08
Deposit account	245	0.20	314	0.26
Other	1,556	1.24	967	0.79
Total consumer loans	5,793	4.62	5,056	4.13

Commercial business loans	6,715	5.35	5,185	4.24
Total loans	125,450	100.00%	122,325	100.00%
Less:
Deferred loan fees	(385)		(379)
Allowance for loan losses	(894)		(836)

Total loans, net	$124,171		$121,110

Back to Index
4.

ITEM 1 - DESCRIPTION OF BUSINESS (Continued)

The following table shows the composition of the Corporation’s loan portfolios by fixed- and adjustable-rate at the dates indicated.

		June 30,
	2006		2005
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Fixed-rate loans:
Real estate
One- to four-family	$51,720	41.23%	$55,140	45.08%
Construction and development	1,167	0.93	1,262	1.03
Commercial	1,132	0.90	1,271	1.04
Multi-family	--	--	--	--
Land	1,183	0.94	1,018	0.83
Total real estate loans	55,202	44.00	58,691	47.98
Consumer loans	5,793	4.62	5,056	4.13
Commercial business loans	4,160	3.32	2,616	2.14
Total fixed-rate loans	65,155	51.94	66,363	54.25

Adjustable-rate loans:
Real estate
One- to four-family	40,688	32.43	39,454	32.25
Construction and development	1,815	1.45	180	0.15
Commercial	11,669	9.30	11,293	9.23
Multi-family	1,380	1.10	1,297	1.06
Land	2,188	1.75	1,169	0.96
Total real estate loans	57,740	46.03	53,393	43.65
Consumer loans	--	--	--	--
Commercial business loans	2,555	2.03	2,569	2.10
Total adjustable rate loans	60,295	48.06	55,962	45.75

Total loans	125,450	100.00%	122,325	100.00%

Less:
Deferred loan fees	(385)		(379)
Allowance for loan losses	(894)		(836)

Total loans, net	$124,171		$121,110

Back to Index
5.

ITEM 1 - DESCRIPTION OF BUSINESS (Continued)

The following schedule presents the contracted maturities of the Corporation’s loan portfolio at June 30, 2006. The schedule does not reflect the effects of possible prepayments or enforcement of the due-on-sale clauses. The amortizing loans, such as one- to four-family and installment loans, show the entire current principal balance as being due at maturity.

	Real Estate

	One- to Four-
	Family and		Multi-family,
	Construction and		Commercial				Commercial
	Development		and Land		Consumer		Business		Total

		Weighted		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
1 year or less*	$175	6.55%	$272	5.92%	$916	7.74%	$1,329	8.05%	$2,692	7.63%
Over 1 year - 3 years	339	7.34	919	6.88	1,693	7.56	2,444	7.82	5,395	7.55
Over 3 years - 5 years	870	6.99	946	8.51	2,603	7.13	2,309	7.17	6,728	7.32
Over 5 years - 10 years	5,496	6.53	1,175	6.36	528	5.99	633	7.49	7,832	6.55
Over 10 years - 20 years	55,369	6.34	9,805	6.55	53	8.00	--	--	65,227	6.37
Over 20 years	33,141	6.36	4,435	6.49	--	--	--	--	37,576	6.38

Total	$95,390	6.37%	$17,552	6.63%	$5,793	7.26%	$6,715	7.61%	$125,450	6.51%

*Include demand loans, loans having no stated maturity and overdraft loans.

The total amount of loans due after June 30, 2007 that have predetermined interest rates is $63,261, while the total amount of loans due after such dates which have floating or adjustable interest rates is $59,497.

Back to Index
6.

ITEM 1 - DESCRIPTION OF BUSINESS (Continued)

Under federal law, the aggregate amount of loans that the Association is permitted to make to any one borrower is generally limited to 15% of unimpaired capital and surplus (25% if the security for such loan has a “readily ascertainable” value or 30% for certain residential development loans). At June 30, 2006, based on the above limitation, the Association’s regulatory loan-to-one borrower limit was approximately $2.3 million. On the same date, the Association had no borrowers with outstanding balances in excess of this amount. As of June 30, 2006, the largest dollar amount of indebtedness of one borrower or group of related borrowers was $1,620,337, and is secured by a church. The next largest loan to one borrower or group of related borrowers had an outstanding balance of $1,588,857 at June 30, 2006 and is secured by multiple one-to four-family real estate properties.  As of June 30, 2006, such loans were performing in accordance with their terms.

Loan applications are accepted by salaried loan officers at the Association’s offices. Loan applications are presented for approval to the Executive Committee of the Board of Directors or to the full Board of Directors, depending on loan amount. All loans of $100,000 or more are subject to review by the full Board of Directors. Decisions on loan applications are made on the basis of detailed applications and property valuations (consistent with the Association’s written appraisal policy), by qualified independent appraisers (unless the Association’s exposure will be $75,000 or less). The loan applications are designed primarily to determine the borrower’s ability to repay and include length of employment, past credit history and the amount of current indebtedness. Significant items on the application are verified through use of credit reports, financial statements, tax returns and/or confirmations. The Association is an equal opportunity lender.

Generally, the Association requires an attorney’s title opinion on its mortgage loans as well as fire and extended coverage casualty insurance in amounts at least equal to the principal amount of the loan or the value of improvements on the property, depending on the type of loan. The Association also requires flood insurance to protect the property securing its interest when the property is located in a flood plain.

One- to Four-Family Residential Real Estate Lending

The cornerstone of the Association’s lending program has long been the origination of long-term permanent loans secured by mortgages on owner-occupied one- to four-family residences. At June 30, 2006, $92.4 million, or 73.66% of the Association’s loan portfolio, consisted of permanent loans on one- to four-family residences. At that date, the average outstanding residential loan balance was $72,477 and the largest outstanding residential loan had a principal balance of $1,214,772.  Virtually all of the residential loans originated by the Association are secured by properties located in the Association’s market area.

The Association originates fixed-rate residential loans in amounts and at rates that are monitored for compliance with the Association’s asset/liability management policy. Currently, the Association originates fixed-rate loans with maturities of up to 20 years for retention in its own portfolio. Limiting the contractual term to 20 years, as opposed to the more traditional 30 year period, allows for accelerated principal repayment and equity build up for the borrower. Currently, all such loans are made on owner-occupied properties. All fixed-rate loans originated by the Association are retained and serviced by it. At June 30, 2006, the Association had $51.7 million of fixed-rate permanent one-to four-family residential loans, constituting 41.23% of the Association’s loan portfolio at such date.

Back to Index
7.

ITEM 1 - DESCRIPTION OF BUSINESS (Continued)

The Association has offered adjustable rate mortgage (“ARM”) loans at rates, terms and points determined in accordance with market and competitive factors. The Association’s current one- to four-family residential ARMs are fully amortizing loans with contractual maturities of up to 30 years. Applicants are qualified using a fully indexed rate, and no ARMs allow for negative amortization. The interest rates on the ARMs originated by the Association are generally subject to adjustment at one, three, and five-year intervals based on a margin over the analogous Treasury Securities Constant Maturity Index. Decreases or increases in the interest rate of the Association’s ARMs are generally limited to 6% above or below the initial interest rate over the life of the loan, and up to 2% per adjustment period. The Association’s ARMs are not convertible into fixed-rate loans, and do not contain prepayment penalties. ARM loans may be assumed on a case-by-case basis with the Association’s consent. At June 30, 2006, the total balance of one- to four-family ARMs was $40.7 million, or 32.43% of the Corporation’s loan portfolio. All ARMs originated by the Association are retained and serviced by it.

The Association has a program specifically tailored to first-time homebuyers. These loans are made on a five-year adjustable basis with a term up to 30 years. The margin, which is lower than other products currently offered, is 200 basis points. Additionally, somewhat higher debt-to-income ratios are permitted, although mandatory escrows for taxes and insurance, an acceptable credit rating and an employment history of at least one year are required. The maximum loan amount under this program, which requires that the property be owner-occupied, is currently $75,000 unless Board of Director approval is obtained, which can be the lesser of the purchase price or 90% of appraised value. At June 30, 2006, the Association had approximately $1.5 million of first-time homebuyer loans in its portfolio.

As discussed above, the Association evaluates both the borrower’s ability to make principal, interest and escrow payments and the value of the property that will secure the loan. The Association originates residential mortgage loans with loan-to-value ratios up to 90%. On mortgage loans exceeding a 90% loan-to-value ratio at the time of origination, the Association will generally require private mortgage insurance in an amount intended to reduce the Association’s exposure to less than 90% of the appraised value of the underlying property.

The Association’s residential mortgage loans customarily include due-on-sale clauses giving the Association the right to declare the loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the property subject to the mortgage and the loan is not repaid.

The Association uses the same underwriting standards for home equity lines of credit as it uses for one- to four-family residential mortgage loans. The Association’s home equity lines of credit are originated in amounts, which, together with the amount of the first mortgage, generally do not exceed 80% of the appraised value of the property securing the loan. At June 30, 2006, the Association had $768,000 of home equity lines of credit and an additional $913,000 of funds committed, but undrawn, under such lines.

Back to Index
8.

ITEM 1 - DESCRIPTION OF BUSINESS (Continued)

Construction and Development Lending

The Association makes construction loans to individuals for the construction of their primary or secondary residences and loans to individuals, builders or developers for the construction of single-family homes, multi-family units and commercial real estate projects. Loans to individuals for the construction of their residences or for residential rentals typically run for 12 months. The borrower pays interest only during the construction period. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans. At June 30, 2006, the Association had 23 construction and development loans with outstanding aggregate balances of $2,982,000 secured by residential and commercial real estate properties. Of this amount, $1,151,000 in loans was outstanding directly to borrowers intending to live in the properties upon completion of construction. Loans outstanding to borrowers intending to rent the properties totaled $590,000.

The Association makes loans to builders and developers to finance the construction of residential property. Such loans generally have adjustable interest rates based upon prime or treasury indexes with terms ranging from six months to one year. The proceeds of the loan are advanced during construction based upon the percentage of completion as determined by an inspection. The loan amount normally does not exceed 85% of projected completed value for homes that have been pre-sold to the ultimate occupant. For loans to builders for the construction of homes not yet pre-sold, which may carry a higher risk, the loan-to-value ratio is generally limited to 80%. Whether the Association is willing to provide permanent takeout financing to the purchaser of the home is determined independently of the construction loan by separate underwriting. In the event that upon completion the house is not sold, the builder is required to make principal and interest payments until the house is sold. At June 30, 2006, the Association did not have any construction loans with builders that pre-sold their homes and had 6 loans with an outstanding aggregate balance of $894,000 secured by one-to four-family residential properties constructed by builders who have not pre-sold their homes to individual purchasers. The Association also makes a limited number of commercial real estate development loans with the loan amount generally not to exceed 75% of the completed value. At June 30, 2006, the Association had two commercial real estate development loans with an outstanding aggregate balance of $347,000.

Construction and development lending generally affords the Association an opportunity to receive interest at rates higher than those obtainable from residential lending and to receive higher origination and other loan fees. In addition, such loans are generally made for relatively short terms. Nevertheless, construction lending to persons other than owner-occupants is generally considered to involve a higher level of credit risk than one- to four-family permanent residential lending due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on construction projects, real estate developers and managers. In addition, the nature of these loans is such that they are more difficult to evaluate and monitor. The Association’s risk of loss on a construction or development loan is dependent largely upon the accuracy of the initial estimate of the property’s value upon completion of the project and the estimated cost (including interest) of the project. If the estimate of value proves to be inaccurate, the Association may be confronted, at or prior to the maturity of the loan, with a project with a value which is insufficient to assure full repayment and/or the possibility of having to make substantial investments to complete and sell the project. Because defaults in repayment may not occur during the construction period, it may be difficult to identify problem loans at an early stage. When loan payments become due, the cash flow from the property may not be adequate to service the debt. In such cases, the Association may be required to modify the terms of the loan.

Back to Index
9.

ITEM 1 - DESCRIPTION OF BUSINESS (Continued)

Commercial Real Estate Lending

The Association’s commercial real estate loan portfolio consists of loans secured by a variety of non-residential properties including retail facilities, small office buildings, farm real estate and churches. At June 30, 2006 the Association’s largest commercial real estate loan totaled $1,620,337. At that date, the Association had commercial real estate loans, totaling $12,801,000 or 10.20% of gross loans receivable.

The Association has originated both adjustable- and fixed-rate commercial real estate loans, although most current originations have adjustable rates. Rates on the Association’s adjustable-rate commercial real estate loans generally adjust in a manner consistent with the Association’s one- to four-family residential ARMs, although five-year adjustment periods are not currently offered. Commercial real estate loans are generally underwritten in amounts of up to 75% of the appraised value of the underlying property.

Appraisals on properties securing commercial real estate loans originated by the Association are performed by a qualified independent appraiser at the time the loan is made. In addition, the Association’s underwriting procedures generally require verification of the borrower’s credit history, income and financial statements, banking relationships, references and income projections for the property. Personal guarantees are generally obtained for the Association’s commercial real estate loans. Substantially all of the commercial real estate loans originated by the Association are secured by properties located within the Association’s market area.

Commercial real estate loans generally present a higher level of risk than loans secured by one- to four-family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring of these types of loans. Furthermore, the repayment of loans secured by commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower’s ability to repay the loan may be impaired.

Multi-Family Lending

The Association has historically made permanent multi-family loans in its primary market area. However, the amount of such loans has been insignificant. At June 30, 2006 multi-family loans totaled $1,380,000, or 1.10% of gross loans receivable.

The Association’s multi-family loan portfolio includes loans secured by five or more unit residential buildings located primarily in the Association’s market area.

Back to Index
10.

ITEM 1 - DESCRIPTION OF BUSINESS (Continued)

Land Lending

Land loans include loans to develop vacant or raw land and are made to various builders and developers with whom the Association has had long-standing relationships. All of such loans are secured by land zoned for residential or commercial developments and located within the Association’s market area. Proceeds are used for excavation, utility placements and street improvements. Disbursements related to acquisition and development land loans are typically based on inspections to determine the progress of the project. As lots are sold, a portion of the sale price is applied to the principal of the outstanding loan in order to ensure the loan is paid in full prior to all lots in the development being sold. Interest payments are required at regular intervals (quarterly or semi-annually) and loan terms typically are written for three years. At June 30, 2006, the Association had $257,000 of loans receivable in this category.

The Association also makes loans to individuals who purchase and hold land for various reasons, such as the future construction of a residence. Such loans are generally originated with terms of five years and have maximum loan- to- value ratios of 85% for loans on improved residential building lots and 75% on undeveloped acreage. At June 30, 2006, the Association had $3,114,000 in land loans to individuals.

Land lending generally affords the Association an opportunity to receive interest at rates higher than those obtainable from residential lending. Nevertheless, land lending is generally considered to involve a higher level of credit risk due to the fact that funds are advanced upon the security of the land, which is of uncertain value prior to its development.

Consumer Lending

Management believes that offering consumer loan products helps to expand the Association’s customer base and to create stronger ties with its existing customer base. In addition, because consumer loans generally have shorter terms to maturity and carry higher rates of interest than do residential mortgage loans, they can be valuable asset/liability management tools. The Association currently originates substantially all of its consumer loans in its market area. At June 30, 2006, the Association’s consumer loans totaled $5,793,000, or 4.62% of the Association’s gross loan portfolio.

The Association offers a variety of secured consumer loans, including automobile loans, loans secured by savings deposits and home improvement loans. Although the Association primarily originates consumer loans secured by real estate, deposits or other collateral, the Association also makes unsecured personal loans.

The largest component of the Association’s consumer lending program is automobile loans. At June 30, 2006, automobile loans totaled $3,992,000, or 3.18% of gross loans receivable. The Association makes loans directly to the consumer to aid in the purchase of new and used vehicles, which serve as collateral for the loan. The Association also employs other underwriting criteria discussed below in deciding whether to extend credit.

The terms of other types of consumer loans vary according to the type of collateral, length of contract and creditworthiness of the borrower. The underwriting standards employed by the Association for consumer loans include a determination of the applicant’s payment history on other debts and an assessment of the borrower’s ability to meet payments on the proposed loan along with his existing obligations. In addition to the creditworthiness of the applicant, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount.

Back to Index
11.

ITEM 1 - DESCRIPTION OF BUSINESS (Continued)

Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral for defaulted consumer loans may not provide adequate sources of repayment for the outstanding loan balances as a result of the greater likelihood of damage, loss, or depreciation. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

Commercial Business Lending

In order to increase the yield and interest rate sensitivity of its loan portfolio and in order to satisfy the demand for financial services available to individuals and businesses in its primary market area, the Association has maintained a small portfolio of commercial business loans. Although the portfolio remains a small percentage of gross loans outstanding, the Association has experienced growth over the last few years primarily from the new branch facilities. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment and other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are generally of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself (which, in turn, may be dependent upon the general economic environment). During the past nine years, the Association has made commercial business loans to businesses such as small retail operations, small manufacturing concerns and professional firms. The Association’s commercial business loans almost always include personal guarantees and are usually, but not always, secured by business assets, such as accounts receivable, equipment, inventory and real estate. However, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. Moreover, personal guarantees may be of limited utility in safeguarding the Association’s position.

Most of the Association’s commercial business loans have terms ranging from three months to one year and may carry fixed or adjustable interest rates. The underwriting process for commercial business loans generally includes consideration of the borrower’s financial statements, tax returns, projections of future business operations and inspection of the subject collateral, if any. At June 30, 2006, commercial business loans totaled $6,715,000, or 5.35% of the Association’s gross loans receivable.

Originations, Purchases and Sales of Loans

The Association originates real estate and other loans through employees located at the Association’s offices. Walk-in customers and referrals from real estate brokers and builders are also important sources of loan originations. The Association has historically not utilized the services of mortgage or loan brokers, nor purchased or sold loans from or to other lenders. However, the Association recently initiated a new mortgage program which will afford the opportunity to make and sell both 15 and 30 year fixed rate products at existing market rates. No loans have been originated for sale to date.

Back to Index
12.

ITEM 1 - DESCRIPTION OF BUSINESS (Continued)

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

Consumer and commercial loans are charged-off if they remain delinquent for 120 days unless the borrower and lender agree on a payment plan. If terms of the plan are not met, the customer’s loan is then subject to charge-off. The Association’s procedures for repossession and sale of collateral are subject to various requirements under federal and state laws.

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

Back to Index
13.

ITEM 1 - DESCRIPTION OF BUSINESS (Continued)

The following table sets forth the Corporation’s loan delinquencies by type, by amount and by percentage of type at June 30, 2006.

	Loans Delinquent For:
	30-89 Days			90 Days and Over			Total Delinquent Loans
	Number	Amount	Category	Number	Amount	Category	Number	Amount	Category
	(Dollars in thousands)
Real estate:
One- to four-family	34	$2,287	2.47%	17	$1,276	1.38%	51	$3,563	3.85%
Construction and development	--	--	--	--	--	--	--	--	--
Commercial	--	--	--	2	46	0.36	2	46	0.36
Multi-family	--	--	--	--	--	--	--	--	--
Land	--	--	--	--	--	--	--	--	--
Consumer	26	170	2.94	12	46	0.79	38	216	3.73
Commercial business	1	16	0.24	8	329	4.91	9	345	5.15

Total	61	$2,473	1.97%	39	$1,697	1.35%	100	$4,170	3.32%

Back to Index
14.

ITEM 1 - DESCRIPTION OF BUSINESS (Continued)

Classification of Assets: Federal regulations require that savings institution classify its assets on a regular basis. In addition, in connection with examinations of savings institutions, OTS and FDIC examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are four classifications for problem assets: Special Mention, Substandard, Doubtful and Loss. Special Mention assets pose an unwarranted financial risk that, if not corrected, could potentially weaken the loan by adversely impacting the future repayment ability of the borrower. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the Association will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets, with the additional characteristics that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as Loss is considered uncollectible and of such little value that continuance as an asset on the balance sheet of the institution, without establishment of a specific valuation allowance or charge-off, is not warranted. Assets classified as Special Mention, Substandard or Doubtful require the institution to establish prudent general allowances for loan losses. If an asset or portion thereof is classified as Loss, the institution may charge-off such amount against the loan loss allowance. If an institution does not agree with an examiner’s classification of an asset, it may appeal this determination to the District Director of the OTS.

On the basis of management’s review of its assets, at June 30, 2006, the Association had classified a total of $1,908,000 of its loans, as follows:

	One-	Commercial
	To Four-	Real			Commercial
	Family	Estate	Land	Consumer	Business	Total
	(Dollars in thousands)
Special Mention	$1,289	$47	$--	$--	$--	$1,336
Substandard	189	--	--	17	98	304
Doubtful	--	--	--	27	28	55
Loss	--	--	--	10	203	213

	$1,478	$47	$--	$54	$329	$1,908

The Association’s classified assets consist of the (i) nonperforming loans and (ii) loans and other assets of concern discussed herein. As of June 30, 2006, these asset classifications are consistent with those of the OTS and FDIC.

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

Back to Index
15.

ITEM 1 - DESCRIPTION OF BUSINESS (Continued)

	June 30,
	2006	2005
	(Dollars in thousands)
Nonaccruing loans
One- to four-family	$1,479	$1,287
Construction and
Development	--	--
Commercial real estate	46	31
Multi-family	--	--
Land	--	--
Consumer	--	--
Commercial business	--	--
Total	1,525	1,318

Accruing loans delinquent
more than 90 days
One- to four-family	--	131
Construction and
Development	--	--
Commercial real estate	--	--
Multi-family	--	--
Land	--	--
Consumer	46	21
Commercial business	329	197
Total	375	349

Foreclosed assets
One- to four-family	100	--
Construction and
development	--	--
Commercial real estate	--	--
Multi-family	--	--
Land	--	--
Consumer	--	--
Commercial business	--	--
Total	100	--

Total nonperforming assets	$2,000	$1,667
Total as a percentage of
total assets	1.44%	1.22%

For the year ended June 30, 2006 gross interest income which would have been recorded had the nonaccruing loans been current in accordance with their original terms amounted to $113,559. The amount that was included in interest income on such loans was $58,613 for the year ended June 30, 2006.

Other Assets of Concern: As of June 30, 2006, the Association had no assets that are not now disclosed because of known information about the possible credit problems of the borrowers or the cash flows of the security property which would cause management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the nonperforming asset categories.

Back to Index
16.

ITEM 1 - DESCRIPTION OF BUSINESS (Continued)

Allowance for Loan Losses: Management estimates the allowance balance required based on past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off.

A loan is impaired when full payment under the terms of the loan is not expected. Commercial and commercial real estate loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment.

As of June 30, 2006, the Association’s allowance for loan losses as a percent of gross loans receivable and as a percent of nonperforming loans amounted to 0.71% and 47.03%, respectively. As of June 30, 2005, the Association’s allowance for loan losses as a percent of gross loans receivable and as a percent of nonperforming loans amounted to 0.69% and 50.12%, respectively. In light of the level of nonperforming assets to total assets and the nature of these assets, management believes that the allowance for loan losses is adequate. While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments to the allowance for loan losses, and net earnings could be significantly affected, if circumstances differ substantially from the assumptions used in making the final determination.

Back to Index
17.

ITEM 1 - DESCRIPTION OF BUSINESS (Continued)

The following table sets forth an analysis of the Corporation’s allowance for loan losses.

	Year ended June 30,
	2006	2005
	(Dollars in thousands)

Balance at beginning of period	$836	$753

Charge-offs
One- to four-family	--	--
Construction and
Development	--	--
Commercial real estate	--	--
Multi-family	--	--
Consumer	17	9
Commercial business	--	--
	17	9
Recoveries
One- to four-family	--	--
Construction and
Development	--	--
Commercial real estate	--	--
Multi-family	--	--
Consumer	2	1
Commercial business	--	--
	2	1

Net charge-offs	15	8
Additions charged to operations	73	91
Balance at end of period	$894	$836

Ratio of net charge-offs during the period to
average loans outstanding* during the period	0.01%	0.01%

Ratio of net charge-offs during the period to
nonperforming assets at the end of the period	0.72%	0.53%

* Calculated net of deferred loan fees and the allowance for loan losses.

Back to Index
18.

ITEM 1 - DESCRIPTION OF BUSINESS (Continued)

The distribution of the Corporation’s allowance for losses on loans at the dates indicated is summarized as follows:

	June 30,
	2006			2005
	Allowance	Category	Loans	Allowance	Category	Loans
	(Dollars in thousands)

One- to four-family	$388	$92,408	73.66%	$434	$94,594	77.33%
Construction and development	4	2,982	2.38	4	1,442	1.18
Commercial real estate	19	12,801	10.20	35	12,564	10.27
Multi-family	1	1,380	1.10	3	1,297	1.06
Land	4	3,371	2.69	5	2,187	1.79
Consumer	140	5,793	4.62	105	5,056	4.13
Commercial business	338	6,715	5.35	250	5,185	4.24
Unallocated	--	--	--	--	--	--

Total	$894	$125,450	100.00%	$836	$122,325	100.00%

Investment Activities

As part of its asset/liability management strategy, the Corporation invests in U.S. Government and agency obligations and mortgage-backed securities to supplement its lending activities. The Association’s investment policy also allows for investments in overnight funds and certificates of deposit. The Association may consider the expansion of investments into other securities if deemed appropriate. At June 30, 2006, the Corporation did not own any securities of a single issuer that exceeded 10% of the Association’s equity, other than U.S. Government or federal agency obligations. See Note 2 of the Notes to the Consolidated Financial Statements for additional information regarding the Association’s securities portfolio.

As of June 30, 2006 the Corporation had securities totaling $5.3 million classified as available for sale while there were no securities classified as held to maturity. As future securities are acquired, the Corporation may elect to classify them as either available for sale or held to maturity.

Back to Index
19.

ITEM 1 - DESCRIPTION OF BUSINESS (Continued)

The following table sets forth the composition of the Corporation’s investments in securities and time deposits at the dates indicated.
	June 30,
	2006		2005
	Carrying	% of	Carrying	% of
	Value	Total	Value	Total

	(Dollars in thousands)

U.S. Government Agencies	$5,250	74.81%	$5,434	76.45%
FHLB stock	1,768	25.19	1,674	23.55

Total securities	$7,018	100.00%	$7,108	100.00%

Average remaining life of securities	4.19 years		5.24 years

Other interest-earning assets
Interest-bearing deposits with banks	$3,816	100.00%	$3,954	100.00%
Overnight deposits	--	--	--	--

Total	$3,816	100.00%	$3,954	100.00%

Back to Index
20.

ITEM 1 - DESCRIPTION OF BUSINESS (Continued)

The composition and maturities of the securities portfolio, excluding FHLB stock, are indicated in the following table.

	June 30, 2006

	Less than 1 year		1 to 5 years		5 to 10 years		Total Securities
	Carrying	Fair	Carrying	Fair	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value	Value	Value	Value	Value
	(Dollars in thousands)

U.S. Government Agencies
available for sale	$498	$498	$2,931	$2,931	$1,821	$1,821	$5,250	$5,250
	$498	$498	$2,931	$2,931	$1,821	$1,821	$5,250	$5,250

Weighted average yield	4.40%	4.40%	4.00%	4.00%	4.00%	4.00%	4.04%	4.04%

Back to Index
21.

ITEM 1 - DESCRIPTION OF BUSINESS (Continued)

Sources of Funds

General. The Corporation’s primary sources of funds are deposits, amortization and prepayment of loan principal, maturities of securities, short-term investments and funds provided from operations as well as FHLB advances.

Deposits. The Association offers a variety of deposit accounts having a wide range of interest rates and terms. The Association’s deposits consist of passbook accounts, statement savings, NOW accounts, Christmas club, money market and certificate accounts. The Association relies primarily on advertising, including newspaper and radio, competitive pricing policies and customer service to attract and retain these deposits. Neither premiums nor brokered deposits are utilized.

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

At June 30, 2006, the Association had approximately $4,408,000 in certificate accounts in amounts of $100,000 or more maturing as follows:

		Weighted
		Average
Maturity Period	Amount	Rate
	(Dollars in thousands)

Three months or less	$706	3.98%
Over three through six months	554	3.86
Over six through 12 months	522	4.48
Over 12 months	2,626	4.24
Total	$4,408	4.18%

For additional information regarding the composition of the Corporation’s deposits, see Note 7 of Notes to Consolidated Financial Statements.

Back to Index
22.

ITEM 1 - DESCRIPTION OF BUSINESS (Continued)

Borrowings

The Corporation’s other available sources of funds include advances from the FHLB of Cincinnati and other borrowings. As a member of the FHLB of Cincinnati, the Association is required to own capital stock in the FHLB of Cincinnati and is authorized to apply for advances from the FHLB of Cincinnati. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB of Cincinnati may prescribe the acceptable uses for these advances, as well as limitations on the size of the advances and repayment provisions.

The following table sets forth the maximum month-end balance and average balance of FHLB advances for the periods indicated.

	Year Ended June 30,
	2006	2005
	(Dollars in thousands)
FHLB advances
Balance at end of period	$38,511	$32,589
Weighted average rate at period end	5.32%	5.21%
Maximum balance at any month-end during the period	$38,511	$32,589

Average balance for the period	$35,412	$30,792
Weighted average rate for the period	5.24%	5.30%

Service Corporations

As a federally chartered savings association, the Association is permitted by OTS regulations to invest up to 2.0% of its assets, or $2.8 million at June 30, 2006 in the stock of, or loans to, service corporation subsidiaries. As of such date, the Association had no investments in service corporations.

REGULATION

General

The Association is a federally chartered savings association, the deposits of which are federally insured by the FDIC and backed by the full faith and credit of the United States Government up to applicable limits. The Association is subject to broad federal regulation and oversight extending to all its operations, principally by its primary federal regulator, the OTS. The Association is a member of the FHLB of Cincinnati and is subject to certain limited regulation by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”). As the savings and loan holding company of the Association, Peoples also is subject to federal regulation and oversight, principally by the OTS. The purpose of the regulation of Peoples and other savings and loan holding companies is to protect subsidiary savings associations. The Association is a member of the SAIF, which together with the Bank Insurance Fund (the “BIF”) are the two deposit insurance funds administered by the FDIC. As a result, the FDIC has certain regulatory and examination authority over the Association.

Certain of these regulatory requirements and restrictions are discussed below or elsewhere in this document.

Back to Index
23.

ITEM 1 - DESCRIPTION OF BUSINESS (Continued)

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

USA Patriot Act of 2001. In October 2001, the USA Patriot Act of 2001 was enacted in response to the terrorist attacks in New York, Pennsylvania and Washington, D.C., which occurred on September 11, 2001. The Patriot Act is intended to strengthen U.S. law enforcement’s and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

Among other requirements, Title III of the USA Patriot Act imposes the following requirements:

•
All financial institutions must establish anti-money laundering programs that include (i) internal policies, procedures and controls, (ii) specific designation of an anti-money laundering compliance officer, (iii) ongoing employee training programs and (iv) an independent audit function to test the anti-money laundering program.

•
Financial institutions that establish, maintain, administer, or manage private banking accounts or correspondent accounts in the United States for non-United States persons or their representatives must establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering.

•
Financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks that do not have a physical presence in any country, and will be subject to certain record keeping obligations with respect to correspondent accounts of foreign banks.

Back to Index
24.

ITEM 1 - DESCRIPTION OF BUSINESS (Continued)

•	Bank regulators are directed to consider a holding company's effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

Our policies and procedures have been updated to reflect the requirements of the USA Patriot Act. No significant changes in our business or customer practices were required as a result of the implementation of these requirements.

Sarbanes-Oxley Act of 2002. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002, or the SOA. The SOA is the most far-reaching U.S. securities legislation enacted in many years, and includes many substantive and disclosure-based requirements. The stated goals of the SOA are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The SOA generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the Securities and Exchange Commission under the Securities Exchange Act of 1934 (the “Exchange Act”).

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

The Act also addresses functions and responsibilities of audit committees of public companies. Each audit committee is directly responsible for the appointment, compensation and oversight of the work of their company’s outside auditors, and the auditors must report directly to the audit committee. Each audit committee member must be independent, which under the Act means that he or she cannot (other than in his or her capacity as a member of the audit committee, the board or any other board committee) accept any consulting, advisory or other compensatory fees from the company or be affiliated with the company or any of its subsidiaries. Each audit committee must establish procedures to receive and respond to any complaints and concerns regarding the company’s accounting, accounting controls or auditing matters. These procedures would include enabling the company’s employees to transmit concerns regarding questionable accounting or auditing matters by confidential, anonymous submission. In recognition of the audit committee’s independent status, each audit committee is authorized to engage independent counsel and other advisors. The company must also provide the appropriate funding, as determined by the audit committee, for payment of compensation to the auditors and advisors of the audit committee.

Federal Deposit Insurance Reform Act of 2005. The FDIRA, signed into law on February 8, 2006, amended current laws regarding the federal deposit insurance system. Pursuant to the FDIRA, the FDIC merged the Bank Insurance Fund (“BIF”) and the Savings Association Insurance Fund (“SAIF”) into one deposit insurance fund, the DIF, on March 31, 2006. The new legislation also abolishes the prior minimum 1.25% reserve ratio and the mandatory assessments when the ratio falls below 1.25%. Under the FDIRA, the FDIC, at the beginning of each year, has the flexibility to adjust the DIF’s reserve ratio between 1.15% and 1.50% depending upon a variety of factors, including projected losses, economic considerations and assessment rates.

Back to Index
25.

ITEM 1 - DESCRIPTION OF BUSINESS (Continued)

Deposit insurance coverage limits are raised under the FDIRA from $100,000 to $250,000 for certain types of Individual Retirement Accounts, 401(k) plans and other retirement savings accounts (including Keough accounts and “457” plan accounts, among others). The current $100,000 limit continues to apply to individual accounts and municipal deposits; however, Congress included in the FDIRA the authority for the FDIC to review all levels of insurance coverage after March 31, 2010, and index such insurance coverage to inflation. Additionally, the FDIRA states that undercapitalized financial institutions cannot accept employee benefit plan deposits.

Certain one-time deposit premium assessment credits are also authorized under the FDIRA, and regulations related to the apportionment of such credits have recently been issued by the FDIC. To date, however, the credit program has not been finalized and the credits will not be rebated but instead may be applied against premiums at any time, subject to limited exceptions.

The Act also provides that the FDIC must promulgate final regulations implementing the FDIRA no later than 270 days after its enactment (e.g., November 5, 2006). Because such final regulations are not yet in place, it is difficult to predict the effect, if any, such regulations will have on our banking operations.

Federal Regulation of Savings Associations

The OTS has extensive authority over the operations of savings associations, such as the Association. As part of this authority, the Association is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS. The last regular OTS examination of the Association was as of December 7, 2004. When these examinations are conducted by the OTS, the examiners may require the Association to provide for higher general or specific loan loss reserves and take other corrective action. All savings associations are subject to a semi-annual assessment, based upon the savings association’s total assets, to fund the operations of the OTS. The Association’s OTS assessment for the fiscal year ended June 30, 2006 was $50,000.

Back to Index
26.

ITEM 1 - DESCRIPTION OF BUSINESS (Continued)

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

The Association’s general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At June 30, 2006, the Association’s lending limit under this restriction was $2.3 million. The Association is in compliance with the loans-to-one-borrower limitation.

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

Back to Index
27.

ITEM 1 - DESCRIPTION OF BUSINESS (Continued)

Insurance of Accounts and Regulation by the FDIC

The Association is a member of the DIF, which is administered by the FDIC. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the U.S. Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the FDIC. The FDIC also has the authority to initiate enforcement actions against banks after giving the OCC an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

The FDIC’s deposit insurance premiums, which, pursuant to the FDIRA, must now be assessed annually on all banks and savings institutions, are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a Tier 1 capital ratio of at least 5%, a ratio of Tier 1 capital to risk-weighted assets (“Tier 1 risk-based capital”) of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy, pay the lowest premium, while institutions that are less than adequately capitalized (i.e., Tier 1 or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions will be made by the FDIC for each semi-annual assessment period. The FDIRA authorizes the FDIC to revise its current risk-based system, subject to public notice and comment, although no deadline was given by Congress for the creation or implementation of such regulations.

DIF-insured institutions are required to pay a Financing Corporation (FICO) assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. For the quarter ended December 31, 2005, the FICO assessment was equal to 1.34 basis points for each $100 in domestic deposits. The first quarter rate for 2006 was 1.32 basis points for each $100 in domestic deposits. These assessments, which may be revised based upon the level of DIF deposits, will continue until the bonds mature in the years 2017 through 2019.

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

Back to Index
28.

ITEM 1 - DESCRIPTION OF BUSINESS (Continued)

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

The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders’ equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. At June 30, 2006, the Association did not have any intangible assets.

The OTS regulations establish special capitalization requirements for savings associations that own subsidiaries. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks or engaged in certain other activities solely as agent for its customers are “includable” subsidiaries that are consolidated for capital purposes in proportion to the association’s level of ownership. For excludable subsidiaries the debt and equity investments in such subsidiaries are deducted from assets and capital. The Association does not have any subsidiaries.

At June 30, 2006, the Association had tangible capital of $15,368,000, or 11.0% of adjusted total assets. The minimum requirement was 1.5 % of adjusted total assets on that date.

The capital standards also effective require core capital equal to at least 4% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card receivables. At June 30, 2006, the Association had core capital equal to $15,368,000, or 11.0% of adjusted total assets. The minimum leverage ratio requirement was 4.0% and the well capitalized requirement was 5.0% on that date.

The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At June 30, 2006, the Association had $680,000 of its total $894,000 of allowance for loan losses that were general loss reserves, which was less than 1.25% of risk-weighted assets. Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. The Association had no such exclusions from capital and assets at June 30, 2006. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, the OTS has assigned a risk weight of 50% for prudently underwritten permanent one- to four-family first lien mortgage loans not more than 90 days delinquent and having a loan to value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by the FNMA or FHLMC. On June 30, 2006, the Association had total capital of $16,048,000 (including $15,368,000 in core capital and $680,000 in qualifying supplementary capital) and risk-weighted assets of $84,734,000 or total capital of 18.9% of risk-weighted assets. The minimum requirement was 8.0 % and the well capitalized requirement was 10.0% on that date.

Back to Index
29.

ITEM 1 - DESCRIPTION OF BUSINESS (Continued)

Prompt Corrective Action

The OTS and the FDIC are authorized and, under certain circumstances required, to take certain actions against savings associations that fail to meet their capital requirements. The OTS is generally required to take action to restrict the activities of an “undercapitalized association” (generally defined to be one with less than either a 4% core capital ratio, a 4% Tier 1 risked-based capital ratio or an 8% risk-based capital ratio). Any such association must submit a capital restoration plan and until such plan is approved by the OTS may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OTS is authorized to impose the additional restrictions that are applicable to significantly undercapitalized associations.

Any savings association that fails to comply with its capital plan or is “significantly undercapitalized” (i.e., Tier 1 risk-based or core capital ratios of less than 3% or a risk-based capital ratio of less than 6%) must be made subject to one or more of additional specified actions and operating restrictions which may cover all aspects of its operations and include a forced merger or acquisition of the association. An association that becomes “critically undercapitalized” (i.e., a tangible capital ratio of 2% or less) is subject to further mandatory restrictions on its activities in addition to those applicable to significantly undercapitalized associations. In addition, the OTS must appoint a receiver (or conservator with the concurrence of the FDIC) for a savings association, with certain limited exceptions, within 90 days after it becomes critically undercapitalized. Any undercapitalized association is also subject to the general enforcement authority of the OTS and the FDIC, including the appointment of a conservator or a receiver. The OTS is also generally authorized to reclassify an association into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

The imposition by the OTS or the FDIC of any of these measures on the Association may have a substantial adverse effect on its operations and profitability.

Limitations on Dividends and Other Capital Distributions

OTS regulations impose various restrictions on savings associations with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. Assuming the absence of supervisory problems, OTS regulations generally permit a federal savings association to pay dividends in any calendar year equal to net income for that year plus retained earnings for the preceding two years less any dividends paid. In addition to current year earnings, approximately $94,000 is available to pay dividends to the holding company during the fiscal year ending June 30, 2007 without prior regulatory approval.

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

Back to Index
30.

ITEM 1 - DESCRIPTION OF BUSINESS (Continued)

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

Qualified Thrift Lender Test

All savings associations, including the Association, are required to meet a qualified thrift lender (“QTL”) test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended (the “Code”). Under either test, such assets primarily consist of residential housing related loans and investments.

Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If an association does not requalify and converts to a national bank charter, it must remain insured with the FDIC’s Deposit Insurance Fund. If such an association has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national bank branching rights in its home state. In addition, the association is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends. If such association has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in prepayment penalties. If any association that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. See -”Holding Company Regulation of Peoples.”

If the Association fails the QTL test, Peoples must obtain the approval of the OTS prior to continuing after such failure, directly or through its other subsidiaries, any business activity other than those approved for multiple savings and loan holding companies or their subsidiaries. In addition, within one year of such failure the Peoples must register as, and will become subject to, the restrictions applicable to bank holding companies. The activities authorized for a bank holding company are more limited than are the activities authorized for a unitary or multiple savings and loan holding company. See “-Qualified Thrift Lender Test.”

Community Reinvestment Act

Under the Community Reinvestment Act (“CRA”), every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with the examination of the Association, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by the Association. An unsatisfactory rating may be used as the basis for the denial of an application by the OTS.

Back to Index
31.

ITEM 1 - DESCRIPTION OF BUSINESS (Continued)

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

Back to Index
32.

ITEM 1 - DESCRIPTION OF BUSINESS (Continued)

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

Federal Securities Law

The common stock of Peoples is registered with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Peoples is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

Peoples’ stock held by persons who are affiliates (generally officers, directors and principal stockholders) of Peoples may not be resold without registration unless sold in accordance with certain resale restrictions. If Peoples meets specified current public information requirements, each affiliate of Peoples is able to sell in the public market, without registration, a limited number of shares in any three-month period.

Federal Reserve System

The Federal Reserve Board requires all depository institutions to maintain noninterest-bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At June 30, 2006, the Association was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See “-Liquidity.”

Savings associations are authorized to borrow from the Federal Reserve Bank “discount window,” but Federal Reserve Board regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

Back to Index
33.

ITEM 1 - DESCRIPTION OF BUSINESS (Continued)

Federal Home Loan Bank System

The Association is a member of the FHLB of Cincinnati, which is one of 12 regional FHLBs that administer the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures, established by the board of directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board (“FHFB”). All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing.

As a member, the Association is required to purchase and maintain stock in the FHLB of Cincinnati. At June 30, 2006, the Association had $1,768,000 in FHLB stock, which was in compliance with this requirement.

Under federal law, the FHLB is required to provide funds for the resolution of troubled savings institutions and to contribute to low and moderately priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. These contributions also could have an adverse effect on the value of FHLB stock in the future. In addition, the federal agency that regulates the FHLBs has required each bank to register its stock with the SEC, which will increase the costs of each bank and may have other effects that are not possible to predict at this time. Finally, the FHFB has proposed regulations that could strengthen the capital composition of the FHLBs, and that would establish a FHLB rating system. Neither the regulation has been passed in final form, and therefore no prediction can be made on the effect that such regulations if passed, would have on the Corporation.

For the year ended June 30, 2006, dividends paid by the FHLB of Cincinnati to the Association totaled $94,500, which constitutes a $21,800 increase over the amount of dividends received in fiscal year 2005. The $25,000 dividend for the quarter ended June 30, 2006 reflects an annualized rate of 5.73%.

Federal and State Taxation

In addition to the regular income tax, corporations, including savings associations such as the Association, generally are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation’s regular taxable income (with certain adjustments) and tax preference items, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the corporation’s regular income tax and net operating losses can offset no more than 90% of alternative minimum taxable income. However, as provided in the Job Creation and Worker Assistance Act of 2002, this 90% limitation does not apply to net operating losses originated in tax years ending during calendar years 2001 and 2002.

A portion of the Association’s reserves for losses on loans may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of June 30, 2006, the portion of the Association’s reserves subject to this treatment for tax purposes totaled approximately $2.2 million.

Peoples and the Association file consolidated federal income tax returns on a fiscal year basis using the accrual method of accounting.

Back to Index
34.

ITEM 1 - DESCRIPTION OF BUSINESS (Continued)

The Corporation has been audited by the IRS, or the statute of limitations for assessment has closed, with respect to federal income tax returns through June 30, 2002. With respect to years examined by the IRS, either all deficiencies have been satisfied or sufficient reserves have been established to satisfy asserted deficiencies. In the opinion of management, any examination of still open returns (including returns of subsidiaries and predecessors of, or entities merged into the Corporation) would not result in a deficiency that could have a material adverse effect on the financial condition of the Corporation.

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

Back to Index
35.

ITEM 1 - DESCRIPTION OF BUSINESS (Continued)

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

Employees

At June 30, 2006, the Association had a total of 32 full-time employees, 15 of whom have been employed by the Association for at least 10 years, and 7 part-time employees. None of the Association’s employees are represented by any collective bargaining group. Management considers its employee relations to be good.

Executive Officers of the Registrant Who are Not Directors

The following information as to the business experience during the past five years is supplied with respect to the executive officers of Peoples and the Association who do not serve on Peoples’ or the Association’s Board of Directors. Executive officers are elected annually to serve until their successors are elected or until they resign or are removed by the Board of Directors. There are no arrangements or understandings between the persons named and any other person pursuant to which such officers were elected.

David R. Fogt. Mr. Fogt, age 55, is Vice President of Operations and Financial Services of the Association. He is responsible for the overall administration of the Association with direct responsibilities in consumer lending and asset and liability management. He has been employed by the Association since 1983.

Gary N. Fullenkamp. Mr. Fullenkamp, age 50, is Vice President of Mortgage Loans and Corporate Secretary of the Association. He is responsible for mortgage lending operations of the Association, including underwriting and processing of mortgage loan activity. He has been employed by the Association since 1979.

Debra A. Geuy. Mrs. Geuy, age 48, is Chief Financial Officer and Treasurer of the Association. She is responsible for overseeing the financial functions of the Association. She has been employed by the Association since 1978.

Back to Index
36.

ITEM 2 - DESCRIPTION OF PROPERTY

The following table sets forth information concerning the main and branch offices and a drive-in facility of the Association at June 30, 2006. The Association believes that its current facilities are adequate. The Association also maintains a 24-hour ATM at its main and branch office locations.

			Net Book
			Value at
	Year	Owned	June 30,
	Opened	or Leased	2006
Main Office
101 East Court Street	1917	Owned	$218,736
Sidney, Ohio 45365

Drive-In
232 South Ohio Avenue	1971	Owned	$150,273
Sidney, Ohio 45365

Anna Branch
403 South Pike Street	1998	Owned	$513,767
Anna, Ohio 45302

Jackson Center Branch
115 East Pike Street	1998	Owned	$388,664
Jackson Center, Ohio 45334

Sidney Wal-Mart Branch
2400 West Michigan Avenue	2001	Leased	$136,537
Sidney, Ohio 45365

The Association’s depositor and borrower customer files are maintained by an independent data processing company. The net book value of the data processing and computer equipment utilized by the Association at June 30, 2006 was approximately $144,267.

ITEM 3 - LEGAL PROCEEDINGS

From time to time, the Corporation is involved as plaintiff or defendant in various legal proceedings arising in the normal course of its business. While the ultimate outcome of these various legal proceedings cannot be predicted with certainty, it is the opinion of management that the resolution of these legal actions should not have a material effect on the Association’s financial position or results of operations.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended June 30, 2006.

Back to Index
37.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER
  MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Page 4 of Peoples’ 2006 Annual Report to Stockholders, attached hereto as Exhibit 13, is incorporated herein by reference.

ITEM 6 - MANAGEMENT’S DISCUSSION AND ANALYSIS OR
  PLAN OF OPERATION

Pages 8 through 20 of the Peoples’ 2006 Annual Report to Stockholders, attached hereto as Exhibit 13, are incorporated herein by reference.

ITEM 7 - FINANCIAL STATEMENTS

Pages 21 through 48 of the Peoples’ 2006 Annual Report to Stockholders, attached hereto as Exhibit 13, are incorporated herein by reference.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
  ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A - CONTROLS AND PROCEDURES

The Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined Rules 13a-15(e) and 15d-15(e) of the securities Exchange Act of 1934 (Exchange Act) as of the end of the period covered by the report.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2006 our disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules an forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There have not been any changes in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that companies evaluate and annually report on their systems of internal control over financial reporting. We will begin the process of evaluating, documenting and testing our system of internal control over financial reporting to provide the basis for our report that we anticipate, for the first time, will be a required part of our annual report on Form 10-KSB for the fiscal year ending June 30, 2008. Due to the ongoing evaluation and testing of our

Back to Index
38.

internal controls, there can be no assurance that if any control deficiencies are identified they will be corrected before the end of the 2008 fiscal year, or that there may not be significant deficiencies or material weaknesses that would be required to be reported. In addition, we expect the evaluation process and any required remediation, if applicable, to increase our accounting, legal and other costs and divert management resources from core business operations.

ITEM 8B - OTHER INFORMATION

Not applicable.

Back to Index
39.

PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
  PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors

Information concerning directors of Peoples is incorporated herein by reference from Peoples’ definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2006, which was filed with the SEC on September 12, 2006.

Executive Officers

Information concerning the executive officers of Peoples who are not directors is incorporated by reference from Part I of this Form 10-KSB under the caption “Executive Officers of the Registrant Who Are Not Directors.”

Section 16(a) Beneficial Ownership Reporting Compliance

Information concerning compliance with Section 16(a) reporting requirements by Peoples’ directors and executive officers is incorporated herein by reference from the Peoples’ definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2006, which was filed with the SEC on September 12, 2006.

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

ITEM 10 - EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated herein by reference from Peoples’ definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2006, which was filed with the SEC on September 12, 2006.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
  AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from Peoples’ definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2006, which was filed with the SEC on September 12, 2006.

Back to Index
40.

The following table provides information as of June 30, 2006 related to our equity compensation plans in effect at that time.

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders.	128,898	$16.04	49,640

Additional information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2006, a copy of which was filed with the SEC on September 12, 2006.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and related transactions is incorporated herein by reference from Peoples’ definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2006, which has been filed with the SEC on September 12, 2006.

Back to Index
41.

ITEM 13 - EXHIBITS

		Incorporation
		by
		Reference to
Regulation S-B		Prior Filing or
Exhibit		Exhibit Number
Number	Description of Document	Attached Hereto

3(i)	Certificate of Incorporation	*

3(ii)	By-Laws	*

4	Instruments defining the rights of holders, including indentures	*

10.1	Employee Stock Ownership Plan	*

10.2	Form of Employment Agreement with Douglas Stewart	*

10.3	Forms of Employment Agreements with David R. Fogt, Gary N. Fullenkamp, Debra A. Geuy and Steven Goins	*

10.4	401(k) Plan	*

10.5	Incentive Bonus Plan	*

10.6	Peoples-Sidney Financial Corporation Amended and Restated 1998 Stock Option and Incentive Plan	**

10.7	Peoples-Sidney Financial Corporation Amended and Restated 1998 Management Recognition Plan	**

11	Statement re: computation of per-share earnings	See Note 16 to the Consolidated Financial Statements on pages 45-46 of the 2006 Annual Report Stockholders attached hereto as Exhibit 13

13	Annual report to Stockholders	13

14	Code of Ethics for the Principal Executive
	Officer and Senior Financial Officer of
	Peoples-Sidney Financial Corporation	14

21	Subsidiaries of Registrant	21

23	Consents of experts and counsel	23

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.1

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.2

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.2

Back to Index
42.

*	Filed as an exhibit to the Registrant’s Form S-1 registration statement (File No. 333-20461) and incorporated herein by reference.

**	Filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 1999 (File No. 0-22223) and incorporate herein by reference.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning principal accountant fees and services is incorporated herein by reference from Peoples’ definitive Proxy Statement for The Annual Meeting of Stockholders to be held in 2006, which was filed with the SEC on September 12, 2006.

Back to Index
43.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the under signed, thereunto duly authorized.

September 28, 2006	PEOPLES-SIDNEY FINANCIAL CORPORATION
Date
	By:	/s/DOUGLAS STEWART
Douglas Stewart
President, CEO and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on September 28, 2006.

Signatures	Signatures

/s/ DOUGLAS STEWART	/s/JAMES W. KERBER
Douglas Stewart	James W. Kerber
Douglas Stewart, President, CEO and Director	Director
September 28, 2006	September 28, 2006

/s/RICHARD T. MARTIN	/s/JOHN W. SARGEANT
Richard T. Martin	John W. Sargeant
Chairman of the Board	Director
September 28, 2006	September 28, 2006

/s/HARRY N. FAULKNER	/s/DEBRA A. GEUY
Harry N. Faulkner	Debra A. Geuy
Director	Chief Financial Officer and Treasurer
September 28, 2006	September 28, 2006

Back to Index
44.