Form 10QSB
period 2006-09-30
PEOPLES SIDNEY FINANCIAL CORP
filed 2006-11-14
CIK 1031340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

☐	REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of November 1, 2006, the latest practicable date, 1,371,268 shares of the issuer’s common shares, $.01 par value, were issued and outstanding.

Transitional Small Business Disclosure Format (Check One):
Yes ☐ No ☒

PEOPLES-SIDNEY FINANCIAL CORPORATION

PEOPLES-SIDNEY FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS

Item 1. Financial Statements
	September 30,	June 30,
	2006	2006
	(Unaudited)
ASSETS
Cash and due from financial institutions	$1,094,832	$899,313
Interest-bearing deposits in other financial institutions	4,347,266	3,815,616
Total cash and cash equivalents	5,442,098	4,714,929
Securities available for sale	5,345,325	5,250,170
Federal Home Loan Bank stock	1,793,700	1,768,100
Loans, net of allowance of $840,000 and $893,600	124,245,432	124,171,193
Accrued interest receivable	844,710	827,725
Premises and equipment, net	1,938,444	1,974,672
Other real estate owned	--	100,421
Other assets	131,216	240,258

Total assets	$139,740,925	$139,047,468

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$80,648,432	$82,819,038
Borrowed funds	41,382,518	38,511,268
Accrued interest payable and other liabilities	404,091	460,821
Total liabilities	122,435,041	121,791,127

Common stock in ESOP subject to repurchase obligation	1,768,620	1,756,829

Preferred stock, $.01 par value, 500,000 shares
authorized, none issued and outstanding	--	--
Common stock, $.01 par value, 3,500,000 shares
authorized, 1,785,375 shares issued	16,675	16,675
Additional paid-in capital	9,061,824	9,065,163
Retained earnings	11,837,021	11,764,118
Treasury stock, 401,107 and 392,727 shares, at cost	(4,850,978)	(4,725,278)
Unearned employee stock ownership plan shares	(426,457)	(457,602)
Accumulated other comprehensive loss	(100,821)	(163,564)
Total shareholders’ equity	15,537,264	15,499,512

Total liabilities and shareholders’ equity	$139,740,925	$139,047,468

See accompanying notes to consolidated financial statements.

Index
3.

PEOPLES-SIDNEY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	September 30,
	2006	2005

Interest income
Loans, including fees	$2,100,108	$1,947,843
Securities	55,590	53,034
Demand, time and overnight deposits	27,808	25,222
Dividends on Federal Home Loan Bank Stock	25,625	20,568
Total interest income	2,209,131	2,046,667

Interest expense
Deposits	495,019	433,651
Borrowed funds	530,833	433,122
Total interest expense	1,025,852	866,773

Net interest income	1,183,279	1,179,894

Provision for loan losses	(47,952)	16,914

Net interest income after provision for loan losses	1,231,231	1,162,980

Noninterest income
Service fees and other charges	32,361	34,650
Gain (loss) on sale of real estate owned	(120)	657
Total noninterest income	32,241	35,307

Noninterest expense
Compensation and benefits	436,091	427,819
Director fees	24,300	24,300
Occupancy and equipment	89,051	101,018
Computer processing	90,997	86,768
Professional fees	44,208	53,224
State franchise taxes	54,450	49,763
Other	77,388	80,427
Total noninterest expense	816,485	823,319

Income before income taxes	446,987	374,968

Income tax expense	157,500	135,400

Net income	$289,487	$239,568

Earnings per common share - basic	$0.21	$0.17

Earnings per common share - diluted	$0.21	$0.17

(Continued)

Index
4.

PEOPLES-SIDNEY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	September 30,
	2006	2005

Net income	$289,487	$239,568

Other comprehensive income (loss)
Unrealized holding gains and (losses) on
available-for-sale securities	95,065	(73,530)
Tax effect	(32,322)	25,000
Other comprehensive income (loss)	62,743	(48,530)

Comprehensive income	$352,230	$191,038

(Continued)

Index
5.

PEOPLES-SIDNEY FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended
	September 30,
	2006	2005

Balance, beginning of period	$15,499,512	$17,761,391

Net income for period	289,487	239,568

Cash dividends, $.16 and $.15 per share for
the three months ended September 30, 2006
and 2005.	(216,584)	(206,244)

Purchase of 8,380 and 7,500 shares of
treasury stock for the three months
ended September 30, 2006 and 2005, at cost	(125,700)	(104,062)

Commitment to release 2,654 and 2,799
employee stock ownership plan shares for the
three months ended September 30, 2006 and 2005,
at fair value	39,597	40,344

Change in fair value of common stock subject
to repurchase obligation	(11,791)	--

Change in fair value on securities available for
sale, net of tax	62,743	(48,530)

Balance, end of period	$15,537,264	$17,682,467

(Continued)

Index
6.

PEOPLES-SIDNEY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	September 30,
	2006	2005
Cash flows from operating activities
Net income	$289,487	$239,568
Adjustments to reconcile net income to net cash from
operating activities
Depreciation	40,438	45,447
Provision for loan losses	(47,952)	16,914
Net accretion on securities	(90)	(90)
(Gain) loss on sale of real estate owned	120	(657)
FHLB stock dividends	(25,600)	(20,500)
Compensation expense for ESOP shares	39,597	40,344
Change in:
Accrued interest receivable and other assets	92,057	60,612
Accrued expense and other liabilities	(89,052)	(54,804)
Deferred loan fees	(12,867)	8,211
Net cash from operating activities	286,138	335,045

Cash flows from investing activities
Net change in loans	(13,420)	(1,184,634)
Premises and equipment expenditures	(4,210)	(3,411)
Proceeds from sale of real estate owned	100,301	49,940
Net cash from investing activities	82,671	(1,138,105)

Cash flows from financing activities
Net change in deposits	(2,170,606)	(420,863)
Net change in short-term FHLB advances	3,250,000	--
Repayments of long-term FHLB advances	(378,750)	(435,205)
Proceeds from long-term FHLB advances	--	2,000,000
Cash dividends paid	(216,584)	(206,244)
Purchase of treasury stock	(125,700)	(104,062)
Net cash from financing activities	358,360	833,626

Net change in cash and cash equivalents	727,169	30,566

Cash and cash equivalents at beginning of period	4,714,929	5,321,196

Cash and cash equivalents at end of period	$5,442,098	$5,351,762

Supplemental disclosures of cash flow information
Cash paid during the period for
Interest	$1,009,129	$862,997
Income taxes	65,000	--

Noncash transactions
Transfer from loans to other real estate owned	$--	$49,283

See accompanying notes to consolidated financial statements.

Index
7.

PEOPLES-SIDNEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The accompanying consolidated financial statements include accounts of Peoples-Sidney Financial Corporation (“Peoples”) and its wholly-owned subsidiary, Peoples Federal Savings and Loan Association (“Association”), a federal stock savings and loan association, together referred to as the Corporation. All significant intercompany transactions and balances have been eliminated.

These interim consolidated financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of the Corporation at September 30, 2006 and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not purport to contain all the necessary financial disclosures required by U.S. generally accepted accounting principles that might otherwise be necessary in the circumstances, and should be read in conjunction with the consolidated financial statements and notes thereto of the Corporation for the fiscal year ended June 30, 2006, included in the Corporation’s 2006 Annual Report on Form 10-KSB for the fiscal year ended June 30, 2006. Reference is made to the accounting policies of the Corporation described in the notes to consolidated financial statements contained in such report. The Corporation has consistently followed these policies in preparing this Form 10-QSB.

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

Index
8.

PEOPLES-SIDNEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Common Share: Basic earnings per common share (“EPS”) is net income divided by the weighted average number of common shares outstanding during the period. Employee stock ownership plan (“ESOP”) shares are considered outstanding for this calculation unless unearned. Diluted EPS shows the dilutive effect of additional common shares upon exercise of stock options.

Stock - Based Compensation: Employee compensation expense under stock options is reported using the fair value recognition provisions of FASB Statement 123 (revised 2004) (FAS 123R), Share Based Payment. The Corporation has adopted FAS 123R using the modified prospective method. Under this method, compensation expense will be recognized for the unvested portion of previously issued awards that remained outstanding as of July 1, 2005 and for any future awards. Prior interim periods and fiscal year results will not be restated. For the three months ended September 30, 2006 and 2005, no compensation expense was recognized in the income statement as all outstanding options were fully vested prior to June 30, 2005 and no options have been granted since the adoption of FAS 123R.

NOTE 2 - SECURITIES AVAILABLE FOR SALE

Securities available for sale were as follows.

		Gross	Gross
	Fair	Unrealized	Unrealized
	Value	Gains	Losses
September 30, 2006
U.S. Government agencies	$5,345,325	$--	$(152,759)

June 30, 2006
U.S. Government agencies	$5,250,170	$--	$(247,824)

Contractual maturities of securities available for sale at September 30, 2006 were as follows. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Fair
Value

Due in one year or less	$499,375
Due after one year through five years	2,962,190
Due after five years through ten years	1,883,760

$5,345,325

There were no sales of securities available for sale during the three months ended September 30, 2006 or 2005. No securities were pledged as collateral at September 30, 2006 or June 30, 2006.

(Continued)

Index
9.

PEOPLES-SIDNEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 - SECURITIES AVAILABLE FOR SALE (Continued)

Securities with unrealized losses at September 30, 2006 and June 30, 2006, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows.

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

September 30, 2006

U.S. Government agencies	$499,375	$(625)	$4,845,950	$(152,134)	$5,345,325	$(152,759)

June 30, 2006

U.S. Government agencies	$497,970	$(2,030)	$4,752,200	$(245,794)	$5,250,170	$(247,824)

Unrealized losses on the investment securities have not been recognized into income because the securities are of high credit quality, management has the intent and ability to hold for the foreseeable future, and the decline in fair value is largely due to changes in interest rates. The fair value is expected to recover as the securities approach their maturity date or reset date.

NOTE 3 - LOANS

Loans were as follows.

	September 30,	June 30,
	2006	2006
Mortgage loans:
1-4 family residential	$90,317,180	$90,115,467
Multi-family residential	3,005,714	2,861,027
Commercial real estate	13,048,134	12,972,451
Real estate construction and
development	2,165,907	2,982,155
Land	2,655,717	2,362,925
Total mortgage loans	111,192,652	111,294,025
Consumer loans	5,754,661	6,402,995
Commercial loans	8,510,607	7,753,128
Total loans	125,457,920	125,450,148
Less:
Allowance for loan losses	(840,000)	(893,600)
Deferred loan fees	(372,488)	(385,355)

	$124,245,432	$124,171,193

(Continued)
Index
10.

PEOPLES-SIDNEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 - LOANS (Continued)

Activity in the allowance for loan losses is summarized as follows.

	Three Months Ended
	September 30,
	2006	2005

Balance at beginning of period	$893,600	$835,500
Provision for losses	(47,952)	16,914
Charge-offs	(6,000)	(111)
Recoveries	352	97

Balance at end of period	$840,000	$852,400

Impaired loans were as follows.
	September 30,	June 30,
	2006	2006

Period-end impaired loans with no allowance for loan losses allocated	$--	$--
Period-end impaired loans with allowance for loan losses allocated	161,000	232,000
Amount of the allowance allocated to impaired loans	135,000	209,000

	Three Months Ended
	September 30,
	2006	2005

Average of impaired loans during the period	$167,000	$186,000
Interest income recognized during the period	1,699	3,274
Cash-basis interest income recognized	1,699	1,126

Nonperforming loans were as follows.

	September 30,	June 30,
	2006	2006

Loans past due over 90 days still on accrual	$138,000	$375,000
Nonaccrual loans	1,729,000	1,525,000

Nonperforming loans include smaller balance homogeneous loans, such as residential mortgage and consumer loans that are collectively evaluated for impairment and individually classified impaired loans.

(Continued)
Index
11.

PEOPLES-SIDNEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 - BORROWED FUNDS

At September 30, 2006 and June 30, 2006, the Association had a cash management line of credit enabling it to borrow up to $8,000,000 from the Federal Home Loan Bank of Cincinnati (“FHLB”). All cash management advances have an original maturity of 90 days. The line of credit must be renewed on an annual basis. Outstanding borrowings on this line of credit were $6,750,000 at September 30, 2006 and $3,500,000 at June 30, 2006.

As a member of the FHLB system, the Association has the ability to obtain borrowings up to a maximum total of $63.8 million including the cash management line of credit as of September 30, 2006. Advances from the Federal Home Loan Bank were as follows.

	September 30,	June 30,
	2006	2006

Cash management advance, variable rate 5.50%
at September 30, 2006 and 5.43% at June 30, 2006	$6,750,000	$3,500,000
4.88% FHLB fixed-rate advance, due January 25, 2008	2,000,000	2,000,000
6.13% FHLB fixed-rate advance, due June 25, 2008	7,000,000	7,000,000
5.16% FHLB fixed-rate advance, due March 13, 2009	3,000,000	3,000,000
6.00% FHLB convertible advance, fixed-rate until
December 2006, due June 11, 2009	5,000,000	5,000,000
4.42% FHLB fixed-rate advance, due July 9, 2010	2,000,000	2,000,000
6.27% FHLB convertible advance, fixed-rate until
December 2006, due September 8, 2010	5,000,000	5,000,000
5.30% select pay mortgage-matched advance, final
maturity May 1, 2011	628,850	658,357
5.35% select pay mortgage-matched advance, final
maturity July 1, 2011	1,298,580	1,507,849
3.92% select pay mortgage-matched advance, final
maturity November 1, 2012	567,654	587,902
3.55% select pay mortgage-matched advance, final
maturity March 1, 2013	689,513	712,991
4.10% select pay mortgage-matched advance, final
maturity March 1, 2015	699,844	716,967
4.09% select pay mortgage-matched advance, final
maturity November 1, 2017	582,822	593,068
3.31% select pay mortgage-matched advance, final
maturity April 1, 2019	628,890	638,925
4.72% select pay mortgage-matched advance, final
maturity November 1, 2022	2,246,955	2,269,998
4.38% select pay mortgage-matched advance, final
maturity December 1, 2022	748,071	755,928
3.92% select pay mortgage-matched advance, final
maturity December 1, 2022	631,951	638,874
3.64% select pay mortgage-matched advance, final
maturity March 1, 2023	1,909,388	1,930,409

	$41,382,518	$38,511,268

Advances under the borrowing agreements are collateralized by a blanket pledge of the Association’s residential mortgage loan portfolio and its FHLB stock.

(Continued)

Index
12.

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

Maturities of FHLB advances for the next five years and thereafter were as follows.

Year ended September 30,
2007	$8,522,709
2008	10,560,361
2009	9,378,268
2010	8,221,737
2011	1,026,558
Thereafter	3,672,885

$41,382,518

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

The contractual amount of financial instruments with off-balance-sheet risk was as follows.

	September 30,	June 30,
	2006	2006

1-4 family residential real estate - fixed rate	$162,000	$239,000
1-4 family residential real estate - variable rate	189,000	448,000
Commercial lines of credit - variable rate	4,577,000	4,213,000
Home equity lines of credit - variable rate	966,000	913,000

The interest rate on the fixed-rate commitment was 6.63% at September 30, 2006 and 6.38% to 8.00% at June 30, 2006. Commitments to make loans are generally made for a period of 30 days or less. The maximum maturity for fixed-rate commitments range from 10 years to 20 years.

At September 30, 2006 and June 30, 2006, the Corporation was required to have $163,000 and $241,000 on deposit with its correspondent banks as a compensating clearing requirement.

(Continued)

Index
13.

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

The Association entered into a five-year lease for a branch in the Super Wal-Mart in Sidney that commenced in June 2001. The lease term was renewed for five years at $39,750 annually. The lease has another five-year renewal option at $49,688 annually.

NOTE 6 - EARNINGS PER SHARE

The factors used in the earnings per share computation follow.
	Three Months Ended
	September 30,
	2006	2005
Basic Earnings Per Common Share

Net income	$289,487	$239,568

Weighted average common shares
outstanding	1,386,636	1,427,349
Less: Average unallocated ESOP shares	(37,669)	(48,791)
Weighted average common shares
outstanding for basic earnings
per common share	1,348,967	1,378,558

Basic earnings per common share	$0.21	$0.17

Diluted Earnings Per Common Share

Net income	$289,487	$239,568

Weighted average common shares
outstanding for basic earnings
per common share	1,348,967	1,378,558
Add: Dilutive effects of assumed
exercises of stock options	--	--
Weighted average common shares
and dilutive potential common
shares outstanding	1,348,967	1,378,558

Diluted earnings per common share	$0.21	$0.17

Stock options not considered in calculation
because they were not dilutive	128,898	128,898

(Continued)

Index
14.

PEOPLES-SIDNEY FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Unaudited)

Item 2. Management’s Discussion and Analysis

Introduction

In the following pages, management presents an analysis of the consolidated financial condition of the Corporation as of September 30, 2006, compared to June 30, 2006, and results of operations for the three months ended September 30, 2006, compared with the same period in 2005. This discussion is designed to provide a more comprehensive review of operating results and financial position than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the interim financial statements and related footnotes included herein.

Overview and Outlook

The first quarter of the 2007 fiscal year reflected a general slow down in the local economy with lower loan demand even though the availability of housing in the market increased. With the Federal Reserve maintaining interest rates at higher levels, interest in home purchases and refinancing remained flat.

Management continued to pursue retail deposits while additionally pricing wholesale advances to maintain an acceptable cost of funds level. Continued pressure by competition made deposit attraction very difficult. Management’s policy of maintaining an acceptable interest rate margin to continue to enhance our profitability will remain on the forefront of our growth strategy. We will continue to monitor our local market closely during the coming months.

Forward-Looking Statements

When used in this filing or future filings by the Corporation with the Securities and Exchange Commission, or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “believe” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The Corporation wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including but not limited to regional and national economic conditions, changes in levels of market interest rates, credit risks of lending activities and competitive and regulatory factors, could affect the Corporation’s financial performance and could cause the Corporation’s actual results for future periods to differ materially from those anticipated or projected.

The Corporation does not undertake, and specifically disclaims, any obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Financial Condition

Total assets at September 30, 2006 were $139.7 million compared to $139.0 million at June 30, 2006, an increase of $0.7 million. The increase in total assets was primarily due to an increase in cash and cash equivalents of $0.7 million, funded by borrowed funds, which increased by $2.9 million. The increase in borrowed funds was partially offset by a decrease in deposits of $2.2 million.

Cash and cash equivalents increased $0.7 million from $4.7 million at June 30, 2006 to $5.4 million at September 30, 2006. Most of the increase was attributed to an increase of $0.5 million in interest-bearing deposits that we hold in other financial institutions.

(Continued)

Index
15.

PEOPLES-SIDNEY FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Unaudited)

The securities portfolio, which is classified as available for sale, increased $95,000 from $5,250,000 at June 30, 2006 to $5,345,000 at September 30, 2006. The increase is related to a increase in the fair value of the securities during the reporting period as no securities transactions occurred. See Note 2 of Notes to Consolidated Financial Statements.

Federal Home Loan Bank stock increased $26,000 from $1,768,000 at June 30, 2006 to $1,794,000 at September 30, 2006 as a result of normal dividend payments received in the form of additional stock.

Total loans remained flat at $124.2 million at September 30, 2006 and June 30, 2006. However, there were changes between the various loan categories in the portfolio. The most significant changes occurred in real estate construction and development and consumer loans, which decreased $816,000 and $648,000, respectively. Commercial loans increased $757,000 as well as land and one-to four-family residential loans, which increased $293,000 and $202,000, respectively. Other loan categories had nominal increases which combined totaled $221,000. These changes resulted primarily from the general slow down in new construction and consumer spending offset by an increase in commercial activity and existing home purchases. During a recent exam, the Office of Thrift of Supervision recommended reclassification of approximately $2.8 million one-to four-family residential loans to multi-family and commercial loans as a result of a different interpretation of the definition regarding the collateral or purpose of these loans. The June 30, 2006 balances of the affected loan categories have been revised to reflect this reclassification to more accurately represent the activity in the loan portfolio for the current reporting period. See Note 3 of Notes to Consolidated Financial Statements.

Premises and equipment decreased $37,000 from $1,975,000 at June 30, 2006 to $1,938,000 at September 30, 2006. This decrease resulted from normal depreciation of existing assets partially offset by equipment purchases and routine improvements to the office building.

Other real estate owned decreased $100,000 to zero at September 30, 2006 as a result of the sale of a one-to four-family residential property that was purchased at sheriff’s sale during fiscal 2006. The sale resulted in a loss of $120. No other activity occurred during the three-month period from June 30, 2006 to September 30, 2006.

Total deposits decreased $2.2 million from $82.8 million at June 30, 2006 to $80.6 million at September 30, 2006, primarily due to a decrease of $1.5 million and $0.7 million in savings accounts and certificates of deposit respectively. Money market accounts also decreased $0.4 million. We attribute these decreases to local competition, the renewed attractiveness of the stock market as well as economic demands on the cash flow of our depositor base. These decreases were partially offset by increases of $0.3 million in commercial checking accounts and an increase of $55,000 in demand accounts.

Borrowed funds increased $2.9 million from $38.5 million at June 30, 2006 to $41.4 million at September 30, 2006. This increase was the result of the addition of $3.2 million in variable-rate cash management advances offset in part by the scheduled repayments of mortgage-matched advances. The increase in FHLB advances was used to offset the decrease in deposits. Borrowed funds represent a significant portion of our liabilities, and we expect this mix of deposits and borrowed funds will continue for the foreseeable future. See Note 4 of Notes to Consolidated Financial Statements.

Results of Operations

Our operating results are affected by general economic conditions, monetary and fiscal policies of federal agencies and regulatory policies of agencies that regulate financial institutions. Our cost of funds is influenced by interest rates on competing investments and general market rates of interest. All these factors affect the demand for real estate loans and other types of loans, which directly influence the volume of our lending activities.

(Continued)

Index
16.

PEOPLES-SIDNEY FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Unaudited)

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

Three Months Ended September 30, 2006 Compared to the Three Months Ended September 30, 2005

Net Income. The Corporation earned net income of $289,000 for the three months ended September 30, 2006 compared to $240,000 for the three months ended September 30, 2005. The most significant change occurred in the provision for loan losses, which decreased. Various components of our income statement are discussed as follows.

Net Interest Income. Net interest income, which essentially remained flat, totaled $1,183,000 for the three months ended September 30, 2006 compared to $1,180,000 for the three months ended September 30, 2005, representing an increase of $3,000. The increase was the result of an increase in the total of net earning assets partially offset by a decrease in the net interest rate spread between interest earning assets and interest bearing liabilities during the current period.

Interest and fees on loans increased $152,000 from $1,948,000 for the three months ended September 30, 2005 to $2,100,000 for the three months ended September 30, 2006. The increase in interest income was due primarily to a higher average balance of loans coupled with an increase in the average yield earned. The average balance of loans increased to $124.0 million with an average yield of 6.78% for the three months ended September 30, 2006 compared to an average balance of $121.4 million with an average yield of 6.42% for the same three month period last year.

Interest on securities increased $3,000 due to an increase in the average yield earned during the current period. Interest on demand, time and overnight deposits increased $3,000 to $28,000 for the three months ended September 30, 2006 as compared to $25,000 for the same period last year. The increase in interest earned on deposits with other financial institutions was the result of a higher average yield earned on such deposits partially offset by a decrease in the average balance.

Dividends on FHLB stock increased $5,000 over the comparable period due to an increase in the dividend rate paid by the FHLB coupled with a higher average balance.

Interest paid on deposits increased $61,000 from $434,000 for the three months ended September 30, 2005 to $495,000 for the three months ended September 30, 2006. The increase resulted from an increase in the average interest rate paid on deposits partially offset by a decrease in the average balance of deposits. The average balance of deposits for the three months ended September 30, 2006 was $79.8 million at an average cost of 2.46% compared to an average balance of $84.6 million at an average cost of 2.03% for the three months ended September 30, 2005.
Interest paid on borrowed funds totaled $531,000 for the three months ended September 30, 2006 compared to $433,000 for the three months ended September 30, 2005. The increase of $98,000 in interest expense on borrowed funds resulted from an increase in the average balance of borrowed funds coupled with an increase in the average cost of these borrowings. The average balance of borrowed funds for the three months ended September 30, 2006 was $39.6 million at an average cost of 5.31% compared to an average balance of $33.0 million at an average cost of 5.20% for the three months ended September 30, 2005.

(Continued)

Index
17.

PEOPLES-SIDNEY FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Unaudited)

Provision for Loan Losses. The Corporation maintains an allowance for loan losses in an amount that, in management’s judgment, is adequate to absorb probable losses in the loan portfolio. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors, including the performance of the Corporation’s loan portfolio, the economy, changes in real estate values and interest rates and the view of the regulatory authorities toward loan classifications. The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level that is considered adequate to absorb probable incurred losses in the loan portfolio. The amount of the provision is based on management’s monthly review of the loan portfolio and consideration of such factors as historical loss experience, general prevailing economic conditions, changes in the size and composition of the loan portfolio and specific borrower considerations, including the ability of the borrower to repay the loan and the estimated value of the underlying collateral.

The provision for loan losses decreased $65,000 from $17,000 for the three months ended September 30, 2005 to a negative provision of $48,000 for the three months ended September 30, 2006. The negative provision was primarily the result of the positive resolution of a commercial loan that had a specific loss allocation of $80,000 at June 30, 2006. Additionally, the Corporation had slower growth in the loan portfolio during the current period as compared to a year ago. These factors that resulted in a negative provision for loan losses were partially offset by an increase in nonperforming loans for the three months ended September 30, 2006 as compared to the same period last year. The level of nonperforming loans at September 30, 2006 was $1,867,000 compared to $1,441,000 at September 30, 2005. The allowance for loan losses totaled $840,000, or 0.67% of gross loans receivable net of deferred loan origination fees and 45.0% of total nonperforming loans at September 30, 2006. This compares to $852,000, or 0.69% of gross loans receivable, net of deferred loan origination fees and 59.2% of total nonperforming loans at September 30, 2005. Overall, the Corporation’s charge-off history remains very modest and is the product of a variety of factors, including the Corporation’s underwriting guidelines, which generally require a loan-to-value or projected completed value ratio of 80% for purchase or construction of one- to four-family residential properties and 75% for commercial real estate and land loans, established income information and defined ratios of debt to income.

Noninterest income. Noninterest income, which includes service fees, other miscellaneous income and the net gain or loss on the sale of real estate owned, decreased $3,000 from $35,000 for the three months ended September 30, 2005 to $32,000 for the three months ended September 30, 2006. This is primarily due to a $3,000 decrease in fee income on NOW accounts. Even though total demand deposits increased, there was a decrease in the higher fee-based regular NOW accounts, which resulted in the decrease in fee income for the current period.

Noninterest expense. Noninterest expense totaled $816,000 for the three months ended September 30, 2006 compared to $823,000 for the three months ended September 30, 2005, a decrease of $7,000. The most significant change occurred in occupancy and equipment expense, which decreased $12,000 primarily due to a decrease in depreciation expense.

Income Tax Expense. Income tax expense totaled $158,000 for the three-month period ended September 30, 2006 and $135,000 for the three-month period ended September 30, 2005. The increase in income tax is reflective of a increase in income before income taxes for the current period. The effective tax rate was 35.2% and 36.1% for the three months ended September 30, 2006 and 2005.

(Continued)

Index
18.

PEOPLES-SIDNEY FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Unaudited)

Liquidity and Capital Resources

The Corporation’s liquidity, primarily represented by cash and cash equivalents, is a result of operating, investing and financing activities. These activities are summarized below for the three months ended September 30, 2006 and 2005.

	Three Months
	Ended September 30,
	2006	2005
	(Dollars in thousands)

Net income	$289	$240
Adjustments to reconcile net income to net cash from
operating activities	(3)	95
Net cash from operating activities	286	335
Net cash from investing activities	83	(1,138)
Net cash from financing activities	358	834
Net change in cash and cash equivalents	727	31
Cash and cash equivalents at beginning of period	4,715	5,321

Cash and cash equivalents at end of period	$5,442	$5,352

The Corporation’s principal sources of funds are deposits, borrowings, loan repayments, maturities of securities and other funds provided by operations. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan prepayments are influenced by interest rates, general economic conditions and competition and therefore are somewhat less predictable. The Corporation maintains investments in liquid assets based on management’s assessment of the (1) need for funds, (2) expected deposit flows, (3) yields available on short-term liquid assets and (4) objectives of the asset/liability management program. Management believes that loan repayments and other sources of funds will be adequate to meet the Corporation’s foreseeable liquidity needs.

The Corporation also has the ability to borrow from the FHLB up to a maximum total of $63.8 million including the cash management line of credit. See Note 4 of the Notes to Consolidated Financial Statements for a detail of the Corporation’s borrowings from the FHLB at September 30, 2006.

At September 30, 2006, the Corporation had commitments to originate fixed-rate loans totaling $162,000 and variable-rate loans totaling $189,000. Loan commitments are generally extended for 30 days. See Note 5 of the Notes to Consolidated Financial Statements for a detail of the Corporation’s loan commitments at September 30, 2006. The Office of Thrift Supervision regulations require the Corporation’s insured subsidiary to maintain a safe and sound level of liquid assets. The Corporation considers its liquidity and capital reserves sufficient to meet its outstanding short and long-term needs, and believes it is in compliance with regulatory requirements.

The Association is subject to various regulatory capital requirements administered by the federal regulatory agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Association must meet specific capital guidelines that involve quantitative measures of the Association’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the regulators. Failure to meet minimum capital requirements can result in regulatory action.

(Continued)

Index
19.

PEOPLES-SIDNEY FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Unaudited)

Prompt corrective action regulations provide five classifications: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required.

At September 30, 2006 and June 30, 2006, management believes the Association complies with all regulatory capital requirements, and is considered well-capitalized under the Federal Deposit Insurance Act. To the best of management’s knowledge, no conditions or events have occurred subsequent to the last notification by regulators that management believes would have changed the Association’s category.

At September 30, 2006 and June 30, 2006, the Association’s actual capital levels, minimum required levels and levels to be considered “well-capitalized” were as follows.

					To Be
					Well-Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
September 30, 2006
Total capital (to risk-
weighted assets)	$16,432	18.8%	$6,988	8.0%	$8,735	10.0%
Tier 1 (core) capital (to
risk-weighted assets)	15,716	18.0	3,494	4.0	5,241	6.0
Tier 1 (core) capital (to
adjusted total assets)	15,716	11.2	5,603	4.0	7,004	5.0
Tangible capital (to
adjusted total assets)	15,716	11.2	2,101	1.5	N/A

June 30, 2006
Total capital (to risk-
weighted assets)	$16,048	18.9%	$6,779	8.0%	$8,473	10.0%
Tier 1 (core) capital (to
risk-weighted assets)	15,368	18.1	3,389	4.0	5,084	6.0
Tier 1 (core) capital (to
adjusted total assets)	15,368	11.0	5,576	4.0	6,970	5.0
Tangible capital (to
adjusted total assets)	15,368	11.0	2,091	1.5	N/A

(Continued)
Index
20.

PEOPLES-SIDNEY FINANCIAL CORPORATION
CONTROLS AND PROCEDURES

Item 3. Controls and Procedures

Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Disclosure Controls

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a - 15(e) and 15d - 15(e) of the Securities Exchange Act of 1934 (Exchange Act) as of the end of the period covered by the report.

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

Index
21.

PEOPLES-SIDNEY FINANCIAL CORPORATION
PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which, in the aggregate, involved amounts which are believed to be immaterial to the consolidated financial condition and operations of the Company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table illustrates the repurchase of the Corporation’s common stock during the period ended September 30, 2006.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans Or programs	Maximum Number of Shares That May Yet Be Purchased Under The Plan or Programs
July 1, 2006 - July 31, 2006	8,380	$15.00	8,380	23,220
August l, 2006 - August 31, 2006
September 1, 2006 - September 30, 2006
Total	8,380	$15.00	8,380	23,220

On April 19, 2005, the registrant announced that its Board of Directors had authorized management to repurchase up to 5% of the Registrant’s common stock both through the open market and through unsolicited negotiated transactions. The authorization, which is for 71,600 shares, may be suspended or discontinued at any time.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders
None

Item 5.	Other Information
None.

Item 6.        Exhibits
(a) (1) Exhibit 11: Computation of Earnings per Share
(2) Exhibits 31.1 and 31.2: Section 302 Certifications
(3) Exhibit 32: Section 906 Certifications
All other Exhibits previously filed

Index
22.

PEOPLES-SIDNEY FINANCIAL CORPORATION
SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the small business issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 14, 2006	/s/ Douglas Stewart
Douglas Stewart
President and Chief Executive Officer

Date:	November 14, 2006	/s/ Debra Geuy
Debra Geuy
Chief Financial Officer

Index
23.

PEOPLES-SIDNEY FINANCIAL CORPORATION
INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
3.1	Articles of Incorporation of Peoples-Sidney Financial Corporation
Incorporated by reference to the Registration Statement on Form S-1 filed by Peoples-Sidney Financial Corporation on January 27, 1997 (the “S-1”) with the Securities and Exchange Commission (the “SEC”), Exhibit 3.1.

3.2	Bylaws of Peoples-Sidney Financial Corporation	Incorporated by reference to the S-1, Exhibit 3.2.
10.1	Employee Stock Ownership Plan	Incorporated by reference to the S-1, Exhibit 10.1
10.2	Form of Employment Agreement with Douglas Stewart	Incorporated by Pre-Effective Amendment No. 1 to the S-1 filed with the SEC on March 12, 1997, Exhibit 10.2
10.3	Form of Employment Agreements with David R. Fogt, Gary N. Fullenkamp and Debra A. Geuy	Incorporated by Pre-Effective Amendment No. 1 to the S-1 filed with the SEC on March 12, 1997, Exhibit 10.3
10.4	Form of Severance Agreement with Steve Goins	Incorporated by Pre-Effective Amendment No. 1 to the S-1 filed with the SEC on March 12, 1997, Exhibit 10.4
10.5	401 (k) Plan	Incorporated by Pre-Effective Amendment No. 1 to the S-1 filed with the SEC on March 12, 1997, Exhibit 10.5
10.6	Peoples-Sidney Financial Corporation Amended and Restated 1998 Stock Option and Incentive Plan	Filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 1999 (File No. 0-22223) and incorporate herein by reference.
10.7	Peoples-Sidney Financial Corporation Amended and Restated 1998 Management Recognition Plan	Filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 1999 (File No. 0-22223) and incorporate herein by reference.
11	Statement Regarding Computation of Earnings per Share	See Notes 1 and 6 to the consolidated financial statements, which are incorporated herein by reference.
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications of the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Index

24.