Form 10QSB
period 2006-12-31
PEOPLES SIDNEY FINANCIAL CORP
filed 2007-02-13
CIK 1031340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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
Yes ☐ No ☒

As of February 5, 2007, the latest practicable date, 1,361,048 shares of the issuer’s common shares, $.01 par value, were issued and outstanding.

Transitional Small Business Disclosure Format (Check One):
Yes ☐ No ☒

1.

PEOPLES-SIDNEY FINANCIAL CORPORATION

2.

Index

PEOPLES-SIDNEY FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 AND JUNE 30, 2006

Item 1. Financial Statements
	December 31,	June 30,
	2006	2006
	(Unaudited)
ASSETS
Cash and due from financial institutions	$1,157,091	$899,313
Interest-bearing deposits in other financial institutions	3,408,326	3,815,616
Total cash and cash equivalents	4,565,417	4,714,929
Securities available for sale	4,853,140	5,250,170
Federal Home Loan Bank stock	1,820,800	1,768,100
Loans, net of allowance of $696,000 and $893,600	123,771,943	124,171,193
Accrued interest receivable	839,702	827,725
Premises and equipment, net	1,902,220	1,974,672
Other real estate owned	--	100,421
Other assets	108,681	240,258

Total assets	$137,861,903	$139,047,468

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$80,861,326	$82,819,038
Borrowed funds	39,606,691	38,511,268
Accrued interest payable and other liabilities	460,892	460,821
Total liabilities	120,928,909	121,791,127

Common stock in ESOP subject to repurchase obligation	1,671,935	1,756,829

Preferred stock, $.01 par value, 500,000 shares
authorized, none issued and outstanding	--	--
Common stock, $.01 par value, 3,500,000 shares
authorized, 1,785,375 shares issued	16,675	16,675
Additional paid-in capital	9,166,508	9,065,163
Retained earnings	11,767,242	11,764,118
Treasury stock, 424,327 and 392,727 shares, at cost	(5,198,322)	(4,725,278)
Unearned employee stock ownership plan shares	(395,322)	(457,602)
Accumulated other comprehensive loss	(95,722)	(163,564)
Total shareholders’ equity	15,261,059	15,499,512

Total liabilities and shareholders’ equity	$137,861,903	$139,047,468

See accompanying notes to consolidated financial statements.
3.

Index
PEOPLES-SIDNEY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
THREE AND SIX MONTHS ENDED DECEMBER 31, 2006 AND 2005
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005

Interest income
Loans, including fees	$2,137,853	$1,985,128	$4,237,961	$3,932,971
Securities	53,146	52,465	108,736	105,499
Demand, time and overnight deposits	31,213	30,347	59,021	55,569
Dividends on Federal Home Loan Bank Stock	27,127	24,557	52,752	45,125
Total interest income	2,249,339	2,092,497	4,458,470	4,139,164

Interest expense
Deposits	518,191	430,038	1,013,210	863,689
Borrowed funds	544,807	451,452	1,075,640	884,574
Total interest expense	1,062,998	881,490	2,088,850	1,748,263

Net interest income	1,186,341	1,211,007	2,369,620	2,390,901

Provision for loan losses	(21,145)	862	(69,097)	17,776

Net interest income after provision for loan losses	1,207,486	1,210,145	2,438,717	2,373,125

Noninterest income
Service fees and other charges	32,571	33,503	64,932	68,153
Gain (loss) on sale of real estate owned	--	--	(120)	657
Total noninterest income	32,571	33,503	64,812	68,810

Noninterest expense
Compensation and benefits	427,449	422,016	863,540	849,835
Director fees	24,300	24,300	48,600	48,600
Occupancy and equipment	88,245	89,306	177,296	190,324
Computer processing	91,690	79,475	182,687	166,243
Professional services	38,005	49,273	82,213	102,497
State franchise taxes	54,450	49,761	108,900	99,524
Other	81,126	83,203	158,514	163,630
Total noninterest expense	805,265	797,334	1,621,750	1,620,653

Income before income taxes	434,792	446,314	881,779	821,282

Income tax expense	154,800	161,000	312,300	296,400

Net income	$279,992	$285,314	$569,479	$524,882

Earnings per common share - basic	$0.21	$0.21	$0.42	$0.38

Earnings per common share - diluted	$0.21	$0.21	$0.42	$0.38

See accompanying notes to consolidated financial statements.
4.

Index
PEOPLES-SIDNEY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE AND SIX MONTHS ENDED DECEMBER 31, 2006 AND 2005
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005

Net income	$279,992	$285,314	$569,479	$524,882

Other comprehensive income (loss)
Unrealized holding gains and (losses) on
available-for-sale securities	7,725	(23,540)	102,790	(97,070)
Tax effect	(2,626)	8,004	(34,948)	33,004
Other comprehensive income (loss)	5,099	(15,536)	67,842	(64,066)

Comprehensive income	$285,091	$269,778	$637,321	$460,816

See accompanying notes to consolidated financial statements.
5.

Index
PEOPLES-SIDNEY FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ EQUITY
THREE AND SIX MONTHS ENDED DECEMBER 31, 2006 AND 2005
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005

Balance, beginning of period	$15,537,264	$17,682,467	$15,499,512	$17,761,391

Net income for period	279,992	285,314	569,479	524,882

Cash dividends, $.26 and $.25 per share for
the three months ended December 31, 2006
and 2005, $.42 and $.40 per share for the six
months ended December 31, 2006 and 2005	(349,771)	(338,739)	(566,355)	(544,983)

Purchase of 23,220 and 20,000 shares of
treasury stock for the three months
ended December 31, 2006 and 2005, and
31,600 and 27,500 shares of treasury stock
for the six months ended December 31, 2006
and 2005, at cost	(347,344)	(320,000)	(473,044)	(424,062)

Commitment to release 2,654 and 2,799
employee stock ownership plan shares for the
three months ended December 31, 2006 and 2005,
and 5,308 and 5,598 employee stock
ownership plan shares for the six months
ended December 31, 2006 and 2005, at fair value	39,134	42,647	78,731	82,991

Change in fair value of common stock subject
to repurchase obligation for the three and six
months ended December 31, 2006	96,685	--	84,894	--

Change in fair value on securities available for
sale, net of tax	5,099	(15,536)	67,842	(64,066)

Balance, end of period	$15,261,059	$17,336,153	$15,261,059	$17,336,153

See accompanying notes to consolidated financial statements.
6.

Index
PEOPLES-SIDNEY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED DECEMBER 31, 2006 AND 2005
(Unaudited)

	Six Months Ended
	December 31,
	2006	2005
Cash flows from operating activities
Net income	$569,479	$524,882
Adjustments to reconcile net income to net cash from
operating activities
Depreciation	81,024	91,167
Provision for loan losses	(69,097)	17,776
Net accretion on securities	(180)	(180)
(Gain) loss on sale of real estate owned	120	(657)
FHLB stock dividends	(52,700)	(45,000)
Compensation expense for ESOP shares	78,731	82,991
Change in:
Accrued interest receivable and other assets	84,652	153,760
Accrued expense and other liabilities	71	47,693
Deferred loan fees	(18,305)	9,513
Net cash from operating activities	673,795	881,945

Cash flows from investing activities
Proceeds from maturities of available for sale securities	500,000	--
Net change in loans	486,652	(1,601,970)
Premises and equipment expenditures	(8,572)	(35,548)
Proceeds from sale of real estate owned	100,301	49,940
Net cash from investing activities	1,078,381	(1,587,578)

Cash flows from financing activities
Net change in deposits	(1,957,712)	(2,334,083)
Net change in short-term FHLB advances	(3,000,000)	3,000,000
Repayments of long-term FHLB advances	(904,577)	(1,013,776)
Proceeds from long-term FHLB advances	5,000,000	2,000,000
Cash dividends paid	(566,355)	(544,983)
Purchase of treasury stock	(473,044)	(424,062)
Net cash from financing activities	(1,901,688)	683,096

Net change in cash and cash equivalents	(149,512)	(22,537)

Cash and cash equivalents at beginning of period	4,714,929	5,321,196

Cash and cash equivalents at end of period	$4,565,417	$5,298,659

Supplemental disclosures of cash flow information
Cash paid during the period for
Interest	$2,071,828	$1,731,020
Income taxes	315,000	170,000

Noncash transactions
Transfer from loans to other real estate owned	$--	$49,283

See accompanying notes to consolidated financial statements.
7.

Index
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

These interim consolidated financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of the Corporation at December 31, 2006 and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not purport to contain all the necessary financial disclosures required by U.S. generally accepted accounting principles that might otherwise be necessary in the circumstances, and should be read in conjunction with the consolidated financial statements and notes thereto of the Corporation for the fiscal year ended June 30, 2006, included in the Corporation’s 2006 Annual Report on Form 10-KSB for the fiscal year ended June 30, 2006. Reference is made to the accounting policies of the Corporation described in the notes to consolidated financial statements contained in such report. The Corporation has consistently followed these policies in preparing this Form 10-QSB.

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
8.

Index
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

Stock - Based Compensation: Employee compensation expense under stock options is reported using the fair value recognition provisions of FASB Statement 123 (revised 2004) (FAS 123R), Share Based Payment. The Corporation has adopted FAS 123R using the modified prospective method. Under this method, compensation expense will be recognized for the unvested portion of previously issued awards that remained outstanding as of July 1, 2005 and for any future awards. Prior interim periods and fiscal year results will not be restated. For the three and six months ended December 31, 2006 and 2005, no compensation expense was recognized in the income statement as all outstanding options were fully vested prior to June 30, 2005 and no options have been granted since the adoption of FAS 123R.

NOTE 2 - SECURITIES AVAILABLE FOR SALE

Securities available for sale were as follows.

		Gross	Gross
	Fair	Unrealized	Unrealized
	Value	Gains	Losses
December 31, 2006
U.S. Government agencies	$4,853,140	$--	$(145,034)

June 30, 2006
U.S. Government agencies	$5,250,170	$--	$(247,824)

Contractual maturities of securities available for sale at December 31, 2006 were as follows. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Fair
Value

Due after one year through five years	$2,968,760
Due after five years through ten years	1,884,380

$4,853,140

There were no sales of securities available for sale during the three and six months ended December 31, 2006 or 2005. No securities were pledged as collateral at December 31, 2006 or June 30, 2006.

(Continued)
9.

Index
PEOPLES-SIDNEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 - SECURITIES AVAILABLE FOR SALE (Continued)

Securities with unrealized losses at December 31, 2006 and June 30, 2006, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows.

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

December 31, 2006

U.S. Government agencies	$--	$--	$4,853,140	$(145,034)	$4,853,140	$(145,034)

June 30, 2006

U.S. Government agencies	$497,970	$(2,030)	$4,752,200	$(245,794)	$5,250,170	$(247,824)

Unrealized losses on the investment securities have not been recognized into income because the securities are of high credit quality, management has the intent and ability to hold for the foreseeable future, and the decline in fair value is largely due to changes in interest rates. The fair value is expected to recover as the securities approach their maturity date or reset date.

NOTE 3 - LOANS

Loans were as follows.

	December 31,	June 30,
	2006	2006
Mortgage loans:
1-4 family residential	$90,072,077	$90,115,467
Multi-family residential	3,385,704	2,861,027
Commercial real estate	12,953,382	12,972,451
Real estate construction and
development	1,450,627	2,982,155
Land	2,974,093	2,362,925
Total mortgage loans	110,835,883	111,294,025
Consumer loans	5,758,643	6,402,995
Commercial loans	8,240,467	7,753,128
Total loans	124,834,993	125,450,148
Less:
Allowance for loan losses	(696,000)	(893,600)
Deferred loan fees	(367,050)	(385,355)

	$123,771,943	$124,171,193

(Continued)
10.

Index
PEOPLES-SIDNEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 - LOANS (Continued)

Activity in the allowance for loan losses is summarized as follows.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005

Balance at beginning of period	$840,000	$852,400	$893,600	$835,500
Provision for losses	(21,145)	862	(69,097)	17,776
Charge-offs	(123,711)	(14,506)	(129,711)	(14,617)
Recoveries	856	244	1,208	341

Balance at end of period	$696,000	$839,000	$696,000	$839,000

Impaired loans were as follows.
	December 31,	June 30,
	2006	2006

Period-end impaired loans with no allowance for loan losses allocated	$--	$--
Period-end impaired loans with allowance for loan losses allocated	33,000	232,000
Amount of the allowance allocated to impaired loans	21,000	209,000

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005

Average of impaired loans during the period	$33,000	$205,000	$100,000	$195,000
Interest income recognized during the period	171	3,735	1,870	7,009
Cash-basis interest income recognized	171	905	1,870	2,031

Nonperforming loans were as follows.

	December 31,	June 30,
	2006	2006

Loans past due over 90 days still on accrual	$348,000	$375,000
Nonaccrual loans	1,596,000	1,525,000

Nonperforming loans include smaller balance homogeneous loans, such as residential mortgage and consumer loans that are collectively evaluated for impairment and individually classified impaired loans.

(Continued)
11.

Index
PEOPLES-SIDNEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 - BORROWED FUNDS

At December 31, 2006 and June 30, 2006, the Association had a cash management line of credit enabling it to borrow up to $8,000,000 from the Federal Home Loan Bank of Cincinnati (“FHLB”). The Association has the option of selecting a variable rate of interest for up to 90 days or a fixed rate for a maximum of 30 days on the cash management advances. The line of credit must be renewed on an annual basis. Outstanding borrowings on this line of credit were $500,000 at December 31, 2006 and $3,500,000 at June 30, 2006.

As a member of the FHLB system, the Association has the ability to obtain borrowings up to a maximum total of $62.0 million including the cash management line of credit as of December 31, 2006. Advances from the Federal Home Loan Bank were as follows.

	December 31,	June 30,
	2006	2006
Cash management advance, variable rate 5.34%
at December 31, 2006 and 5.43% at June 30, 2006	$500,000	$3,500,000
4.88% FHLB fixed-rate advance, due January 25, 2008	2,000,000	2,000,000
6.13% FHLB fixed-rate advance, due June 25, 2008	7,000,000	7,000,000
5.16% FHLB fixed-rate advance, due March 13, 2009	3,000,000	3,000,000
6.00% FHLB convertible advance, fixed-rate until
March 2007, due June 11, 2009	5,000,000	5,000,000
4.42% FHLB fixed-rate advance, due July 9, 2010	2,000,000	2,000,000
6.27% FHLB convertible advance, fixed-rate until
March 2007, due September 8, 2010	5,000,000	5,000,000
5.12% FHLB fixed-rate advance, due October 31, 2011	5,000,000	--
5.30% select pay mortgage-matched advance, final
maturity May 1, 2011	598,950	658,357
5.35% select pay mortgage-matched advance, final
maturity July 1, 2011	1,239,310	1,507,849
3.92% select pay mortgage-matched advance, final
maturity November 1, 2012	519,846	587,902
3.55% select pay mortgage-matched advance, final
maturity March 1, 2013	665,827	712,991
4.10% select pay mortgage-matched advance, final
maturity March 1, 2015	682,546	716,967
4.09% select pay mortgage-matched advance, final
maturity November 1, 2017	515,223	593,068
3.31% select pay mortgage-matched advance, final
maturity April 1, 2019	618,773	638,925
4.72% select pay mortgage-matched advance, final
maturity November 1, 2022	2,112,457	2,269,998
4.38% select pay mortgage-matched advance, final
maturity December 1, 2022	703,121	755,928
3.92% select pay mortgage-matched advance, final
maturity December 1, 2022	562,464	638,874
3.64% select pay mortgage-matched advance, final
maturity March 1, 2023	1,888,174	1,930,409

	$39,606,691	$38,511,268

Advances under the borrowing agreements are collateralized by a blanket pledge of the Association’s residential mortgage loan portfolio and its FHLB stock.

(Continued)
12.

Index
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

Maturities of FHLB advances for the next five years and thereafter were as follows.

Year ended December 31,
2007	$2,224,760
2008	10,516,733
2009	9,338,541
2010	8,185,537
2011	5,924,845
Thereafter	3,416,275

$39,606,691

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

The contractual amount of financial instruments with off-balance-sheet risk was as follows.

	December 31,	June 30,
	2006	2006

1-4 family residential real estate - fixed rate	$211,000	$239,000
1-4 family residential real estate - variable rate	197,000	448,000
Multi-family residential real estate - variable rate	330,000	--
Commercial real estate - variable rate	367,000	--
Commercial lines of credit - variable rate	4,960,000	4,213,000
Home equity lines of credit - variable rate	896,000	913,000

The interest rate on fixed-rate commitments were 7.75% to 8.00% at December31, 2006 and 6.38% to 8.00% at June 30, 2006. Commitments to make loans are generally made for a period of 30 days or less. The maximum maturity for fixed-rate commitments range from 10 years to 20 years.

At December 31, 2006 and June 30, 2006, the Corporation was required to have $172,000 and $241,000 on deposit with its correspondent banks as a compensating clearing requirement.

(Continued)
13.

Index

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

NOTE 6 - EARNINGS PER SHARE

The factors used in the earnings per share computation follow.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Basic Earnings Per Common Share

Net income	$279,992	$285,314	$569,479	$524,882

Weighted average common shares
outstanding	1,370,690	1,410,365	1,378,663	1,418,735
Less: Average unallocated ESOP shares	(35,015)	(45,992)	(36,342)	(47,392)
Weighted average common shares
outstanding for basic earnings
per common share	1,335,675	1,364,373	1,342,321	1,371,343

Basic earnings per common share	$0.21	$0.21	$0.42	$0.38

Diluted Earnings Per Common Share

Net income	$279,992	$285,314	$569,479	$524,882

Weighted average common shares
outstanding for basic earnings
per common share	1,335,675	1,364,373	1,342,321	1,371,343
Add: Dilutive effects of assumed
exercises of stock options	--	--	--	--
Weighted average common shares
and dilutive potential common
shares outstanding	1,335,675	1,364,373	1,342,321	1,371,343

Diluted earnings per common share	$0.21	$0.21	$0.42	$0.38

Stock options not considered in calculation
because they were not dilutive	128,898	128,898	128,898	128,898

(Continued)
14.

Index

PEOPLES-SIDNEY FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Unaudited)

Item 2.  Management’s Discussion and Analysis

Introduction

In the following pages, management presents an analysis of the consolidated financial condition of the Corporation as of December 31, 2006, compared to June 30, 2006, and results of operations for the three and six months ended December 31, 2006, compared with the same periods in 2005. This discussion is designed to provide a more comprehensive review of operating results and financial position than could be obtained from an examination of the consolidated financial statements alone. This analysis should be read in conjunction with the interim consolidated financial statements and related footnotes included herein.

Overview and Outlook

At the current time, the Open Market Committee of the Federal Reserve System seems content with holding interest rates at current levels. However, it has warned that if inflationary indications present, it will be prepared to adjust interest rates accordingly. The local housing market seems to be following the national trend of being economically depressed. Homes remain on the market for longer periods. Since interest rates have increased there are fewer buyers at the current time than when interest rates where at recent all time lows. Borrowers who refinanced their homes during that period have not shown themselves willing to take a larger portion of their monthly income to allocate to higher interest rates.

Deposit accounts remain an issue for us as well as all financial institutions as the national savings rate remains negative month after month. Depository institutions are trying to maintain a sufficient level of retail deposits to fund lending requests. However, many financial institutions continue to resort to the wholesale window to retain an acceptable interest rate spread. We continue to see a decline in regular savings accounts with modest interest in longer-term certificates of deposit. We expect this scenario to continue throughout fiscal 2007.

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

Financial Condition

Total assets at December 31, 2006 were $137.9 million compared to $139.0 million at June 30, 2006, a decrease of $1.1 million. The decrease in total assets was primarily due to a combined decrease in cash and cash equivalents and securities available for sale of $0.5 million, resulting from a decrease in deposits of $1.9 million. Total loans also decreased $0.4 million.

(Continued)
15.

Index
PEOPLES-SIDNEY FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Unaudited)

Cash and cash equivalents decreased $0.1 million from $4.7 million at June 30, 2006 to $4.6 million at December 31, 2006. The decrease was attributed to a decrease of $0.4 million in interest-bearing deposits that we hold in other financial institutions partially offset by an increase of $0.3 million in cash and due from financial institutions.

The securities portfolio, which is classified as available for sale, decreased $397,000 from $5,250,000 at June 30, 2006 to $4,853,000 at December 31, 2006. The decrease is due to the maturity of a $500,000 security, which was partially offset by an increase in the fair value of the securities during the reporting period. See Note 2 of Notes to Consolidated Financial Statements.

Federal Home Loan Bank stock increased $53,000 from $1,768,000 at June 30, 2006 to $1,821,000 at December 31, 2006 as a result of normal dividend payments received in the form of additional stock.

Total loans decreased $0.4 million from $124.2 million at June 30, 2006 to $123.8 million at December 31, 2006. The most significant changes occurred in real estate construction and development loans and consumer loans, which decreased $1.5 million and $0.6 million, respectively. These decreases were partially offset by increases of $0.6 million in land loans, $0.5 million in multi-family residential loans and $0.5 million in commercial loans. The one- to four-family residential and commercial real estate loan categories had nominal decreases which combined totaled $62,000. These changes resulted primarily from the general slow down in new construction and consumer spending offset by an increase in commercial activity. See Note 3 of Notes to Consolidated Financial Statements.

Premises and equipment decreased $73,000 from $1,975,000 at June 30, 2006 to $1,902,000 at December 31, 2006. This decrease resulted from normal depreciation of existing assets partially offset by equipment purchases and routine improvements to the office building.

Other real estate owned decreased $100,000 to zero at December 31, 2006 as a result of the sale of a one-to four-family residential property that was purchased at sheriff’s sale during fiscal 2006. The sale resulted in a loss of $120. No other activity occurred during the six-month period from June 30, 2006 to December 31, 2006.

Total deposits decreased $1.9 million from $82.8 million at June 30, 2006 to $80.9 million at December 31, 2006. The most significant change occurred in savings accounts, which decreased $1.5 million. Money market and certificate accounts also decreased $0.7 million and $0.2 million, respectively. We attribute these decreases to local competition, the renewed attractiveness of the stock market as well as economic demands on the cash flow of our depositor base. These decreases were partially offset by an increase of $0.5 million in demand accounts.

Borrowed funds increased $1.1 million from $38.5 million at June 30, 2006 to $39.6 million at December 31, 2006. This increase was the result of the addition of a $5.0 million fixed-rate advance offset in part by the scheduled repayments of mortgage-matched advances and repayments of $3.0 million in variable-rate cash management advances. The increase in FHLB advances was used to offset the decrease in deposits. Borrowed funds represent a significant portion of our liabilities, and we expect this mix of deposits and borrowed funds will continue for the foreseeable future. See Note 4 of Notes to Consolidated Financial Statements.

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
16.

Index
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

Three Months Ended December 31, 2006 Compared to the Three Months Ended December 31, 2005

Net Income. The Corporation earned net income of $280,000 for the three months ended December 31, 2006 compared to $285,000 for the three months ended December 31, 2005. The most significant change occurred in net interest income, which decreased partially offset by a decrease in the provision for loan losses. Various components of our income statement are discussed as follows.

Net Interest Income. Net interest income was $1,186,000 for the three months ended December 31, 2006 compared to $1,211,000 for the three months ended December 31, 2005, representing a decrease of $25,000. The decrease was the result of a decrease in the ratio of interest earning assets to interest bearing liabilities coupled with a decrease in the net interest rate spread during the current period.

Interest and fees on loans increased $153,000 from $1,985,000 for the three months ended December 31, 2005 to $2,138,000 for the three months ended December 31, 2006. The increase in interest income was due primarily to an increase in the average yield earned coupled with a higher average balance of loans. The average balance of loans increased to $124.0 million with an average yield of 6.90% for the three months ended December 31, 2006 compared to an average balance of $122.2 million with an average yield of 6.50% for the same three month period last year.

Interest on securities increased $1,000 due to an increase in the average yield partially offset by a decrease in the average balance during the current period. Interest on demand, time and overnight deposits increased $1,000 to $31,000 for the three months ended December 31, 2006 as compared to $30,000 for the same period last year. The increase in interest earned on deposits with other financial institutions was the result of a higher average yield earned on such deposits partially offset by a decrease in the average balance.

Dividends on FHLB stock increased $3,000 over the comparable period due to an increase in the dividend rate paid by the FHLB coupled with a higher average balance.

Interest paid on deposits increased $88,000 from $430,000 for the three months ended December 31, 2005 to $518,000 for the three months ended December 31, 2006. The increase resulted from an increase in the average interest rate paid on deposits partially offset by a decrease in the average balance of deposits. The average balance of deposits for the three months ended December 31, 2006 was $78.9 million at an average cost of 2.60% compared to an average balance of $83.9 million at an average cost of 2.03% for the three months ended December 31, 2005.

Interest paid on borrowed funds totaled $545,000 for the three months ended December 31, 2006 compared to $451,000 for the three months ended December 31, 2005. The increase of $94,000 in interest expense on borrowed funds resulted from an increase in the average balance of borrowed funds coupled with an increase in the average cost of these borrowings. The average balance of borrowed funds for the three months ended December 31, 2006 was $40.7 million at an average cost of 5.31% compared to an average balance of $34.5 million at an average cost of 5.19% for the three months ended December 31, 2005.

(Continued)
17.

Index
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

The provision for loan losses decreased $22,000 from $1,000 for the three months ended December 31, 2005 to a negative provision of $21,000 for the three months ended December 31, 2006. The negative provision was primarily the result of a decrease in the balance of classified loans during the current period as compared to an increase in classified loans during the previous year. Impaired loans were $33,000 at December 31, 2006 compared to $232,000 at June 30, 2006. The decrease in impaired loans resulted primarily from the charge off of a $122,000 commercial loan during the current three-month period. This probable loss had already been included in the allowance for loan losses at 100% of its outstanding balance during prior periods and therefore the charge off had no affect on the current period provision for loan losses. Additionally, the Corporation had a decrease in the loan portfolio during the current period as compared to an increase a year ago. These factors that resulted in a negative provision for loan losses for the three months ended December 31, 2006 were partially offset by an increase in nonperforming loans for the three months ended December 31, 2006 as compared to the same period last year. The level of nonperforming loans at December 31, 2006 was $1,944,000 compared to $1,620,000 at December 31, 2005. The allowance for loan losses totaled $696,000, or 0.56% of gross loans receivable net of deferred loan origination fees and 35.8% of total nonperforming loans at December 31, 2006. This compares to $839,000, or 0.68% of gross loans receivable, net of deferred loan origination fees and 51.8% of total nonperforming loans at December 31, 2005. Overall, the Corporation’s charge-off history remains modest and is the product of a variety of factors, including the Corporation’s underwriting guidelines. These underwriting guidelines generally require a loan-to-value or projected completed value ratio of 85% or less for purchase or construction of one- to four-family residential properties 80% for multi-family residential loans, 75% for commercial real estate, 65% on land loans, established income information and defined ratios of debt to income.

Noninterest income. Noninterest income, which includes service fees, other miscellaneous income and the net gain or loss on the sale of real estate owned, decreased $1,000 from $34,000 for the three months ended December 31, 2005 to $33,000 for the three months ended December 31, 2006. This is primarily due to a $3,000 decrease in fee income on NOW accounts. Even though total demand deposits increased during the current period, there was a decrease in the higher fee-based regular NOW accounts as compared to last year.

Noninterest expense. Noninterest expense totaled $805,000 for the three months ended December 31, 2006 compared to $797,000 for the three months ended December 31, 2005, an increase of $8,000. The most significant changes occurred in computer processing, which increased $12,000 and professional fees, which decreased $11,000. The increase in computer processing is primarily related to an increase in the cost of item processing of demand accounts. The decrease in professional fees is due to additional costs relating to issues pertaining to new government regulations during the previous three-month period. Compensation and benefits expense increased $5,000 due to normal increases and state franchise taxes also increased $5,000. The remaining expense categories had nominal changes.

(Continued)
18.

Index
PEOPLES-SIDNEY FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Unaudited)

Income Tax Expense. Income tax expense totaled $155,000 for the three-month period ended December 31, 2006 and $161,000 for the three-month period ended December 31, 2005. The decrease in income tax is reflective of a decrease in income before income taxes for the current period. The effective tax rate was 35.6% and 36.1% for the three months ended December 31, 2006 and 2005.

Six Months Ended December 31, 2006 Compared to the Six Months Ended December 31, 2005

Net Income. The Corporation earned net income of $569,000 for the six months ended December 31, 2006 compared to $525,000 for the six months ended December 31, 2005, representing an increase of $44,000. A decrease in provision for loan losses was partially offset by a decrease in net interest income and an increase in income tax expense during the current six-month period.

Net Interest Income. Net interest income totaled $2,370,000 for the six months ended December 31, 2006 compared to $2,391,000 for the six months ended December 31, 2005, a decrease of $21,000. The decrease was the result of a decline in the net interest rate spread between interest earning assets and interest-bearing liabilities during the current period coupled with a decrease in the ratio of interest earning assets to interest bearing liabilities. This equates to a smaller increase in interest income on loans and other sources of interest income compared to the increase in expense on deposits and borrowed money.

Interest and fees on loans increased $305,000, or 7.75% from $3,933,000 for the six months ended December 31, 2005 to $4,238,000 for the six months ended December 31, 2006. The increase in interest income was due primarily to a higher average yield earned on loans due to the increasing interest rate environment coupled with an increase in the average balance. The average balance of loans increased to $124.0 million with an average yield of 6.84% for the six months ended December 31, 2006 compared to an average balance of $121.8 million with an average yield of 6.46% for the same six month period last year.

Interest on securities increased $4,000 from $105,000 for the six months ended December 31, 2005 to $109,000 for the six months ended December 31, 2006. The increase resulted from an improvement in the average interest rate during the current period as compared to last year.

Interest paid on deposits increased $149,000, or 17.31% from $864,000 for the six months ended December 31, 2005 to $1,013,000 for the six months ended December 31, 2006. The increase resulted from a higher average interest rate offset by a lower average balance of deposits. The average balance of deposits for the six months ended December 31, 2006 was $79.4 million at an average cost of 2.53% compared to an average balance of $84.2 million at an average cost of 2.03% for the six months ended December 31, 2005.

Interest paid on borrowed funds totaled $1,076,000 for the six months ended December 31, 2006 compared to $885,000 for the six months ended December 31, 2005. The increase of $191,000 in interest expense on borrowed funds resulted from an increase in the average balance of borrowed funds coupled with an increase in the average cost of these borrowings for the current period. The average balance of borrowings for the six months ended December 31, 2006 was $40.2 million at an average cost of 5.31% compared to an average balance of $33.8 million at an average cost of 5.20% for the six months ended December 31, 2005.

Provision for Loan Losses. The provision for loan losses for the six months ended December 31, 2006 totaled a negative $69,000 compared to $18,000 for the six months ended December 31, 2005. The decrease of $87,000 in the provision for losses primarily the result of the positive resolution of a commercial loan that had a specific loss allocation of $80,000 at June 30, 2006. Additionally, the Corporation had a decline in the loan portfolio during the current six-month period as compared to loan growth during the six-month period a year ago. These factors that resulted in a negative provision for loan losses were partially offset by an increase in nonperforming loans for thesix months ended December 31, 2006 as compared to the same period last year. Nonperforming loans totaled $1.6 million at December 31, 2005 compared to $1.9 million at December 31, 2006.

(Continued)
19.

Index
PEOPLES-SIDNEY FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Unaudited)

Noninterest income. Noninterest income includes service fees, other miscellaneous income and the gain or loss realized on the sale of real estate owed and decreased $4,000 from $69,000 for the six months ended December 31, 2005 to $65,000 for the six months ended December 31, 2006. This is primarily due to a $6,000 decrease in fee income on demand accounts. Even though total demand deposits increased during the current period, there was a decrease in the higher fee-based regular NOW accounts as compared to last year.

Noninterest expense. Noninterest expense totaled $1,622,000 for the six months ended December 31, 2006 compared to $1,621,000 for the six months ended December 31, 2005, an increase of $1,000. Even though the change to noninterest expense was nominal there were changes to the various expense categories. Compensation and benefits expense increased $14,000 as a result of normal increases in salary along with increases in benefit premiums. Computer processing expense increased $16,000 primarily due to increased cost in item processing on demand accounts and state franchise tax also increased $9,000. These increases were almost entirely offset by a decrease of $20,000 in professional fees resulting from non-reoccurring amounts incurred during the previous six-month period pertaining to new government regulations and requirements coupled with a decrease of $13,000 in occupancy and equipment expense relating to a decrease in depreciation expense and finally a decrease of $5,000 in other expenses.

Income Tax Expense. Income tax expense totaled $312,000 for the six months ended December 31, 2006 compared to $296,000 for the six months ended December 31, 2005, representing an increase of $16,000. The increase in income tax expense is reflective of an increase in income before tax. The effective tax rate was 35.4% and 36.1% for the six months ended December 31, 2006 and 2005.

(Continued)
20.

Index
PEOPLES-SIDNEY FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Unaudited)

Liquidity and Capital Resources

The Corporation’s liquidity, primarily represented by cash and cash equivalents, is a result of operating, investing and financing activities. These activities are summarized below for the six months ended December 31, 2006 and 2005.

	Six Months
	Ended December 31,
	2006	2005
	(Dollars in thousands)

Net income	$569	$525
Adjustments to reconcile net income to net cash from
operating activities	105	357
Net cash from operating activities	674	882
Net cash from investing activities	1,078	(1,587)
Net cash from financing activities	(1,902)	683
Net change in cash and cash equivalents	(150)	(22)
Cash and cash equivalents at beginning of period	4,715	5,321

Cash and cash equivalents at end of period	$4,565	$5,299

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

The Corporation also has the ability to borrow from the FHLB up to a maximum total of $62.0 million including the cash management line of credit. See Note 4 of the Notes to Consolidated Financial Statements for a detail of the Corporation’s borrowings from the FHLB at December 31, 2006.

At December 31, 2006, the Corporation had commitments to originate fixed-rate loans totaling $211,000 and variable-rate loans totaling $894,000. Loan commitments are generally extended for 30 days. See Note 5 of the Notes to Consolidated Financial Statements for a detail of the Corporation’s loan commitments at December 31, 2006. The Office of Thrift Supervision regulations require the Corporation’s insured subsidiary to maintain a safe and sound level of liquid assets. The Corporation considers its liquidity sufficient to meet its outstanding short and long-term needs.

(Continued)
21.

Index

PEOPLES-SIDNEY FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Unaudited)

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

At December 31, 2006 and June 30, 2006, management believes the Association complies with all regulatory capital requirements, and is considered well-capitalized under the Federal Deposit Insurance Act. To the best of management’s knowledge, no conditions or events have occurred subsequent to the last notification by regulators that management believes would have changed the Association’s category.

At December 31, 2006 and June 30, 2006, the Association’s actual capital levels, minimum required levels and levels to be considered “well-capitalized” were as follows.

					To Be
					Well-Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
December 31, 2006
Total capital (to risk-
weighted assets)	$16,530	19.1%	$6,939	8.0%	$8,674	10.0%
Tier 1 (core) capital (to
risk-weighted assets)	16,057	18.5	3,469	4.0	5,204	6.0
Tier 1 (core) capital (to
adjusted total assets)	16,057	11.6	5,525	4.0	6,907	5.0
Tangible capital (to
adjusted total assets)	16,057	11.6	2,072	1.5	N/A

June 30, 2006
Total capital (to risk-
weighted assets)	$16,048	18.9%	$6,779	8.0%	$8,473	10.0%
Tier 1 (core) capital (to
risk-weighted assets)	15,368	18.1	3,389	4.0	5,084	6.0
Tier 1 (core) capital (to
adjusted total assets)	15,368	11.0	5,576	4.0	6,970	5.0
Tangible capital (to
adjusted total assets)	15,368	11.0	2,091	1.5	N/A

22.

Index

PEOPLES-SIDNEY FINANCIAL CORPORATION
CONTROLS AND PROCEDURES
(Unaudited)

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2006 our disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

23.

Index

PEOPLES-SIDNEY FINANCIAL CORPORATION
PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which, in the aggregate, involved amounts which are believed to be immaterial to the consolidated financial condition and operations of the Company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table illustrates the repurchase of the Corporation’s common stock during the period ended December 31, 2006.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans Or programs	Maximum Number of Shares That May Yet Be Purchased Under The Plan or Programs
October 1, 2006 - October 31, 2006	5,000	$14.95	5,000	18,220
November l, 2006 - November 30, 2006	18,220	$14.96	18,220	--
December 1, 2006 - December 31, 2006	--	--	--	--
Total	23,220	$14.96	23,220	--

On April 19, 2005, the registrant announced that its Board of Directors had authorized management to repurchase up to 5% of the Registrant’s common stock both through the open market and through unsolicited negotiated transactions. The authorization, which was for 71,600 shares, was completed on November 30, 2006 at an average price of $15.15 per share.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

On October 13, 2006 the Annual Meeting of Shareholders of the Corporation was held. The following members of the Board of Directors of the Corporation were elected by the votes set forth below for the terms expiring in 2009.

Harry N. Faulkner	FOR: 1,096,238	WITHHELD: 30,435
Jeffery S. Sargeant	FOR: 1,120,435	WITHHELD: 6,238

The following members of the Board of Directors of the Corporation continued in office.

Term Expires
Richard T. Martin	2008
James W. Kerber	2007
Douglas Stewart	2007

One other matter was submitted to the Shareholders, for which the following votes were cast:

Ratification of the selection of Crowe, Chizek and Company LLC as the auditors of the Corporation for the fiscal year ending June 30, 2007.

FOR: 1,101,246	AGAINST: 18,677	ABSTAIN: 6,750

(Continued)
24.

Index

PEOPLES-SIDNEY FINANCIAL CORPORATION
PART II - OTHER INFORMATION

Item 5.	Other Information
None.
Item 6.	Exhibits
(a) (1) Exhibit 11: Computation of Earnings per Share
(2) Exhibits 31.1 and 31.2: Section 302 Certifications
(3) Exhibit 32: Section 906 Certifications
All other Exhibits previously filed

25.

Index

PEOPLES-SIDNEY FINANCIAL CORPORATION
SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the small business issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	February 13, 2007	/s/ Douglas Stewart
Douglas Stewart
President and Chief Executive Officer

Date:	February 13, 2007	/s/ Debra Geuy
Debra Geuy
Chief Financial Officer

26.

Index

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

27.