Form 10QSB
period 2007-03-31
PEOPLES SIDNEY FINANCIAL CORP
filed 2007-05-15
CIK 1031340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to ____________.

Commission File Number 0-22223

PEOPLES-SIDNEY FINANCIAL CORPORATION
(Exact name of small business issuer as specified in its charter)

Delaware	31-1499862
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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
Yes             ☐          No            ☒

As of May 7, 2007, the latest practicable date, 1,361,048 shares of the issuer’s common shares, $.01 par value, were issued and outstanding.

Transitional Small Business Disclosure Format (Check One):
Yes            ☐           No            ☒

1.

PEOPLES-SIDNEY FINANCIAL CORPORATION

2.

Index

PEOPLES-SIDNEY FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2007 AND JUNE 30, 2006

Item 1.  Financial Statements

	March 31, 2007	June 30, 2006
	(Unaudited)
ASSETS
Cash and due from financial institutions	$1,108,862	$899,313
Interest-bearing deposits in other financial institutions	4,101,928	3,815,616
Overnight deposits	1,000,000	--
Total cash and cash equivalents	6,210,790	4,714,929
Securities available for sale	4,888,440	5,250,170
Federal Home Loan Bank stock	1,820,800	1,768,100
Loans, net of allowance of $628,000 and $893,600	122,634,870	124,171,193
Accrued interest receivable	851,217	827,725
Premises and equipment, net	1,879,655	1,974,672
Other real estate owned	254,341	100,421
Other assets	188,207	240,258

Total assets	$138,728,320	$139,047,468

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$82,699,444	$82,819,038
Borrowed funds	38,558,230	38,511,268
Accrued interest payable and other liabilities	434,422	460,821
Total liabilities	121,692,096	121,791,127

Common stock in ESOP subject to repurchase obligation	1,562,281	1,756,829

Preferred stock, $.01 par value, 500,000 shares authorized, none issued and outstanding	--	--
Common stock, $.01 par value, 3,500,000 shares authorized, 1,785,375 shares issued	16,675	16,675
Additional paid-in capital	9,281,294	9,065,163
Retained earnings	11,810,957	11,764,118
Treasury stock, 424,327 and 392,727 shares, at cost	(5,198,322)	(4,725,278)
Unearned employee stock ownership plan shares	(364,177)	(457,602)
Accumulated other comprehensive loss	(72,484)	(163,564)
Total shareholders’ equity	15,473,943	15,499,512

Total liabilities and shareholders’ equity	$138,728,320	$139,047,468

See accompanying notes to consolidated financial statements.

3.

Index

PEOPLES-SIDNEY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
THREE AND NINE MONTHS ENDED MARCH 31, 2007 AND 2006
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006

Interest income
Loans, including fees	$2,146,657	$1,996,720	$6,384,618	$5,929,691
Securities	50,089	52,465	158,825	157,964
Demand, time and overnight deposits	37,938	32,954	96,959	88,523
Dividends on Federal Home Loan Bank Stock	28,621	24,371	81,373	69,496
Total interest income	2,263,305	2,106,510	6,721,775	6,245,674

Interest expense
Deposits	545,128	435,143	1,558,338	1,298,832
Borrowed funds	510,693	478,094	1,586,333	1,362,668
Total interest expense	1,055,821	913,237	3,144,671	2,661,500

Net interest income	1,207,484	1,193,273	3,577,104	3,584,174

Provision for loan losses	210	29,787	(68,887)	47,563

Net interest income after provision for loan losses	1,207,274	1,163,486	3,645,991	3,536,611

Noninterest income
Service fees and other charges	31,706	29,581	96,638	97,734
Gain on sale of real estate owned	816	2,255	696	2,912
Total noninterest income	32,522	31,836	97,334	100,646

Noninterest expense
Compensation and benefits	439,936	434,684	1,303,476	1,284,519
Director fees	24,300	24,300	72,900	72,900
Occupancy and equipment	103,529	98,711	280,825	289,035
Computer processing	89,473	84,041	272,160	250,284
Professional services	47,247	34,800	129,460	137,297
State franchise taxes	51,194	54,451	160,094	153,975
Other	86,874	85,873	245,388	249,503
Total noninterest expense	842,553	816,860	2,464,303	2,437,513

Income before income taxes	397,243	378,462	1,279,022	1,199,744

Income tax expense	142,000	136,400	454,300	432,800

Net income	$255,243	$242,062	$824,722	$766,944

Earnings per common share - basic	$0.19	$0.18	$0.62	$0.56

Earnings per common share - diluted	$0.19	$0.18	$0.62	$0.56

See accompanying notes to consolidated financial statements.

4.

Index

PEOPLES-SIDNEY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE AND NINE MONTHS ENDED MARCH 31, 2007 AND 2006
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006

Net income	$255,243	$242,062	$824,722	$766,944

Other comprehensive income (loss)
Unrealized holding gains and (losses) on available-for-sale securities	35,210	(47,900)	138,000	(144,970)
Tax effect	(11,972)	16,286	(46,920)	49,290
Other comprehensive income (loss)	23,238	(31,614)	91,080	(95,680)

Comprehensive income	$278,481	$210,448	$915,802	$671,264

See accompanying notes to consolidated financial statements.

5.

Index

PEOPLES-SIDNEY FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ EQUITY
THREE AND NINE MONTHS ENDED MARCH 31, 2007 AND 2006
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006

Balance, beginning of period	$15,261,059	$17,336,153	$15,499,512	$17,761,391

Net income for period	255,243	242,062	824,722	766,944

Cash dividends, $.16 and $.16 per share for the three months ended March 31, 2007 and 2006, $.58 and $.56 per share for the nine months ended March 31, 2007 and 2006	(211,528)	(216,793)	(777,883)	(761,776)

Purchase of 5,000 shares of treasury stock for the three months ended March 31, 2006, and 31,600 and 32,500 shares of treasury stock for the nine months ended March 31, 2007 and 2006, at cost	--	(75,000)	(473,044)	(499,062)

Commitment to release 2,654 and 2,799employee stock ownership plan shares for the three months ended March 31, 2007 and 2006, and 7,962 and 8,397 employee stock ownership plan shares for the nine months ended March 31, 2007 and 2006, at fair value	36,277	41,534	115,008	124,525

Change in fair value of common stock subject to repurchase obligation for the three and nine months ended March 31, 2007	109,654	--	194,548	--

Change in fair value on securities available for sale, net of tax	23,238	(31,614)	91,080	(95,680)

Balance, end of period	$15,473,943	$17,296,342	$15,473,943	$17,296,342

See accompanying notes to consolidated financial statements.

6.

Index

PEOPLES-SIDNEY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED MARCH 31, 2007 AND 2006
(Unaudited)

	Nine Months Ended March 31,
	2007	2006
Cash flows from operating activities
Net income	$824,722	$766,944
Adjustments to reconcile net income to net cash from operating activities
Depreciation	121,945	137,335
Provision for loan losses	(68,887)	47,563
Net accretion on securities	(270)	(270)
Proceeds from sale of loans in secondary market	82,356	--
Loans disbursed for sale in secondary market	(81,500)	--
Gain on sale of loans	(2,340)	--
Gain on sale of real estate owned	(696)	(2,912)
FHLB stock dividends	(52,700)	(69,300)
Compensation expense for ESOP shares	115,008	124,525
Change in:
Accrued interest receivable and other assets	(16,877)	(104,587)
Accrued expense and other liabilities	(26,399)	(7,395)
Deferred loan fees	(21,321)	4,219
Net cash from operating activities	873,041	896,122

Cash flows from investing activities
Proceeds from maturities of available for sale securities	500,000	--
Net change in loans	1,364,190	(1,637,533)
Premises and equipment expenditures	(26,928)	(48,174)
Proceeds from sale of real estate owned	109,117	89,703
Net cash from investing activities	1,946,379	(1,596,004)

Cash flows from financing activities
Net change in deposits	(119,594)	(2,236,367)
Net change in short-term FHLB advances	(3,500,000)	(1,500,000)
Repayments of long-term FHLB advances	(1,453,038)	(1,654,721)
Proceeds from long-term FHLB advances	5,000,000	7,000,000
Cash dividends paid	(777,883)	(761,776)
Purchase of treasury stock	(473,044)	(499,062)
Net cash from financing activities	(1,323,559)	348,074

Net change in cash and cash equivalents	1,495,861	(351,808)
Cash and cash equivalents at beginning of period	4,714,929	5,321,196

Cash and cash equivalents at end of period	$6,210,790	$4,969,388

Supplemental disclosures of cash flow information
Cash paid during the period for
Interest	$3,125,613	$2,634,351
Income taxes	395,000	315,000

Noncash transactions
Transfer from loans to other real estate owned	$262,341	$187,212

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

These interim consolidated financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of the Corporation at March 31, 2007 and its results of operations and cash flows for the periods presented.  All such adjustments are normal and recurring in nature.  The accompanying consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not purport to contain all the necessary financial disclosures required by U.S. generally accepted accounting principles that might otherwise be necessary in the circumstances, and should be read in conjunction with the consolidated financial statements and notes thereto of the Corporation for the fiscal year ended June 30, 2006, included in the Corporation’s 2006 Annual Report on Form 10-KSB for the fiscal year ended June 30, 2006.  Reference is made to the accounting policies of the Corporation described in the notes to consolidated financial statements contained in such report.  The Corporation has consistently followed these policies in preparing this Form 10-QSB.

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

Stock – Based Compensation:  Employee compensation expense under stock options is reported using the fair value recognition provisions of FASB Statement 123 (revised 2004) (FAS 123R), Share Based Payment.  The Corporation has adopted FAS 123R using the modified prospective method.  Under this method, compensation expense will be recognized for the unvested portion of previously issued awards that remained outstanding as of July 1, 2005 and for any future awards.  Prior interim periods and fiscal year results will not be restated.  For the three and nine months ended March 31, 2007 and 2006, no compensation expense was recognized in the income statement as all outstanding options were fully vested prior to June 30, 2005 and no options have been granted since the adoption of FAS 123R.

Mortgage Banking:  The Corporation originates mortgage loans for sale into the secondary market with servicing retained, but has no loans held for sale at either period-end as the loans are sold immediately upon closing.  The Corporation controls its interest rate risk with respect to loan commitments expected to close by entering into agreements to sell loans.  The Corporation provides for any losses on uncovered commitments to lend or sell.  Gains or losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related loan sold.

Servicing Rights:  Servicing rights are recognized as assets for the allocated value of retained servicing rights on loans sold.  Servicing rights are expensed in proportion to, and over the period of, estimated net servicing revenues.  Impairment is evaluated based on the fair value of the rights.  Fair value is based upon discounted cash flows using market-based assumptions.  Any impairment is reported as a valuation allowance.

Loan servicing income is recorded as principal payments are collected and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees.  Costs of loan servicing are charged to expense as incurred.  The amortization of mortgage servicing rights is netted against loan servicing fee income.

(Continued)

9.

Index

PEOPLES-SIDNEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – SECURITIES AVAILABLE FOR SALE

Securities available for sale were as follows.

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
March 31, 2007
U.S. Government agencies	$4,888,440	$--	$(109,824)

June 30, 2006
U.S. Government agencies	$5,250,170	$--	$(247,824)

Contractual maturities of securities available for sale at March 31, 2007 were as follows.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Fair Value

Due after one year through five years	$2,983,440
Due after five years through ten years	1,905,000

$4,888,440

There were no sales of securities available for sale during the three and nine months ended March 31, 2007 or 2006.  No securities were pledged as collateral at March 31, 2007 or June 30, 2006.

Securities with unrealized losses at March 31, 2007 and June 30, 2006, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows.

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

March 31, 2007

U.S. Government agencies	$--	$--	$4,888,440	$(109,824)	$4,888,440	$(109,824)

June 30, 2006

U.S. Government agencies	$497,970	$(2,030)	$4,752,200	$(245,794)	$5,250,170	$(247,824)

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

10.

Index

PEOPLES-SIDNEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 - LOANS

Loans were as follows.

	March 31, 2007	June 30, 2006
Mortgage loans:
1-4 family residential	$88,249,541	$90,115,467
Multi-family residential	4,206,333	2,861,027
Commercial real estate	13,458,246	12,972,451
Real estate construction and development	1,576,104	2,982,155
Land	3,003,716	2,362,925
Total mortgage loans	110,493,940	111,294,025
Consumer loans	5,382,688	6,402,995
Commercial loans	7,750,276	7,753,128
Total loans	123,626,904	125,450,148
Less:	(628,000)	(893,600)
Allowance for loan losses	(364,034)	(385,355)
Deferred loan fees	$122,634,870	$124,171,193

Activity in the allowance for loan losses is summarized as follows.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006

Balance at beginning of period	$696,000	$839,000	$893,600	$835,500
Provision for losses	210	29,787	(68,887)	47,563
Charge-offs	(70,596)	(2,057)	(200,307)	(16,674)
Recoveries	2,386	1,070	3,594	1,411

Balance at end of period	$628,000	$867,800	$628,000	$867,800

(Continued)

11.

Index

PEOPLES-SIDNEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

Impaired loans were as follows.

	March 31, 2007	June 30, 2006

Period-end impaired loans with no allowance for loan losses allocated	$--	$--
Period-end impaired loans with allowance for loan losses allocated	28,000	232,000
Amount of the allowance allocated to impaired loans	12,000	209,000

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006

Average of impaired loans during the period	$70,000	$234,000	$90,000	$208,000
Interest income recognized during the period	335	4,085	2,206	11,094
Cash-basis interest income recognized	335	730	2,206	2,761

Nonperforming loans were as follows.

	March 31, 2007	June 30, 2006

Loans past due over 90 days still on accrual	$93,000	$375,000
Nonaccrual loans	908,000	1,525,000

Nonperforming loans include smaller balance homogeneous loans, such as residential mortgage and consumer loans that are collectively evaluated for impairment and individually classified impaired loans.

NOTE 4 – MORTGAGE BANKING ACTIVITIES

The Association began selling loans in the secondary market during the quarter ended March 31, 2007.  Mortgage servicing rights are retained on loans originated by the Association and subsequently sold in the secondary market.  The Association sold one loan during the quarter.  Mortgage servicing rights of $1,104 are included in the consolidated financial statements in other assets.  Mortgage loans serviced for others totaled $81,000 at March 31, 2007 and are not reported as assets.

(Continued)

12.

Index

PEOPLES-SIDNEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 - BORROWED FUNDS

At March 31, 2007 and June 30, 2006, the Association had a cash management line of credit enabling it to borrow up to $8,000,000 from the Federal Home Loan Bank of Cincinnati (“FHLB”).  The Association has the option of selecting a variable rate of interest for up to 90 days or a fixed rate for a maximum of 30 days on the cash management advances.  The line of credit must be renewed on an annual basis.  There were no outstanding borrowings on this line of credit at March 31, 2007 and $3,500,000 at June 30, 2006.

As a member of the FHLB system, the Association has the ability to obtain borrowings up to a maximum total of $61.7 million including the cash management line of credit as of March 31, 2007.  Advances from the Federal Home Loan Bank were as follows.

	March 31, 2007	June 30, 2006
Cash management advance, variable rate 5.43% at June 30, 2006	$--	$3,500,000
4.88% FHLB fixed-rate advance, due January 25, 2008	2,000,000	2,000,000
6.13% FHLB fixed-rate advance, due June 25, 2008	7,000,000	7,000,000
5.16% FHLB fixed-rate advance, due March 13, 2009	3,000,000	3,000,000
6.00% FHLB convertible advance, fixed-rate until June 2007, due June 11, 2009	5,000,000	5,000,000
4.42% FHLB fixed-rate advance, due July 9, 2010	2,000,000	2,000,000
6.27% FHLB convertible advance, fixed-rate until June 2007, due September 8, 2010	5,000,000	5,000,000
5.12% FHLB fixed-rate advance, due October 31, 2011	5,000,000	--
5.30% select pay mortgage-matched advance, final maturity May 1, 2011	568,653	658,357
5.35% select pay mortgage-matched advance, final maturity July 1, 2011	1,179,244	1,507,849
3.92% select pay mortgage-matched advance, final maturity November 1, 2012	500,230	587,902
3.55% select pay mortgage-matched advance, final maturity March 1, 2013	641,929	712,991
4.10% select pay mortgage-matched advance, final maturity March 1, 2015	532,055	716,967
4.09% select pay mortgage-matched advance, final maturity November 1, 2017	505,811	593,068
3.31% select pay mortgage-matched advance, final maturity April 1, 2019	608,572	638,925
4.72% select pay mortgage-matched advance, final maturity November 1, 2022	2,090,044	2,269,998
4.38% select pay mortgage-matched advance, final maturity December 1, 2022	695,491	755,928
3.92% select pay mortgage-matched advance, final maturity December 1, 2022	556,111	638,874
3.64% select pay mortgage-matched advance, final maturity March 1, 2023	1,680,090	1,930,409

	$38,558,230	$38,511,268

Advances under the borrowing agreements are collateralized by a blanket pledge of the Association’s residential mortgage loan portfolio and its FHLB stock.

(Continued)

13.

Index

PEOPLES-SIDNEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 - BORROWED FUNDS (Continued)

The interest rates on the convertible advances are fixed for a specified number of years, then convertible to a variable rate at the option of the FHLB.  If the convertible option is exercised, the advance may be prepaid without prepayment fee.  The select pay mortgage-matched advances require monthly principal and interest payments and annual additional principal payments.

Maturities of FHLB advances for the next five years and thereafter were as follows.

Year ended March 31,
2008	$3,649,439
2009	11,455,183
2010	6,288,063
2011	8,143,987
2012	5,820,892
Thereafter	3,200,666

$38,558,230

NOTE 6 - OFF-BALANCE-SHEET ACTIVITIES

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

The contractual amount of financial instruments with off-balance-sheet risk was as follows.

	March 31, 2007	June 30, 2006

1-4 family residential real estate – fixed rate	$34,000	$239,000
1-4 family residential real estate – variable rate	120,000	448,000
Commercial real estate – variable rate	215,000	--
Commercial lines of credit – variable rate	5,504,000	4,213,000
Home equity lines of credit – variable rate	975,000	913,000

The interest rate on fixed-rate commitments were 6.63% at March 31, 2007 and 6.38% to 8.00% at June 30, 2006.  Commitments to make loans are generally made for a period of 30 days or less.  The maximum maturity for fixed-rate commitments range from 10 years to 20 years.

At March 31, 2007 and June 30, 2006, the Corporation was required to have $163,000 and $241,000 on deposit with its correspondent banks as a compensating clearing requirement.

(Continued)

14.

Index

PEOPLES-SIDNEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 - OFF-BALANCE-SHEET ACTIVITIES (Continued)

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

NOTE 7 – EARNINGS PER SHARE

The factors used in the earnings per share computation follow.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Basic Earnings Per Common Share

Net income	$255,243	$242,062	$824,722	$766,944

Weighted average common shares outstanding	1,361,048	1,402,592	1,372,877	1,413,433
Less: Average unallocated ESOP shares	(32,361)	(43,194)	(35,015)	(45,993)
Weighted average common shares outstanding for basic earnings per common share	1,328,687	1,359,398	1,337,862	1,367,440

Basic earnings per common share	$0.19	$0.18	$0.62	$0.56

Diluted Earnings Per Common Share

Net income	$255,243	$242,062	$824,722	$766,944

Weighted average common shares outstanding for basic earnings per common share	1,328,687	1,359,398	1,337,862	1,367,440
Add: Dilutive effects of assumed exercises of stock options	--	--	--	--
Weighted average common shares and dilutive potential common shares outstanding	1,328,687	1,359,398	1,337,862	1,367,440

Diluted earnings per common share	$0.19	$0.18	$0.62	$0.56

Average stock options not considered in calculation because they were not dilutive	121,063	128,898	126,324	129,062

15.

Index

PEOPLES-SIDNEY FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Unaudited)

Item 2.  Management’s Discussion and Analysis

Introduction

In the following pages, management presents an analysis of the consolidated financial condition of the Corporation as of March 31, 2007, compared to June 30, 2006, and results of operations for the three and nine months ended March 31, 2007, compared with the same periods in 2006.  This discussion is designed to provide a more comprehensive review of operating results and financial position than could be obtained from an examination of the consolidated financial statements alone.  This analysis should be read in conjunction with the interim consolidated financial statements and related footnotes included herein.

Overview and Outlook

At the current time, the Open Market Committee of the Federal Reserve System seems content with holding interest rates at current levels.  However, it has warned that if inflationary indications warrant, it will be prepared to adjust interest rates accordingly.  The local housing market seems to be following the national trend of being economically depressed.  Homes remain on the market for longer periods.  Since interest rates have increased there are fewer buyers at the current time than when interest rates where at recent all time lows.  Borrowers who refinanced their homes during that period have seemed content to remain in their current home rather than incur new debt at these higher interest rates.

The attractiveness of deposit accounts to potential depositors remains an issue for us as well as many financial institutions as the national savings rate remains negative month after month.  Depository institutions are trying to maintain a sufficient level of retail deposits to fund lending requests.  However, many financial institutions continue to resort to the wholesale window to retain an acceptable interest rate spread.  We continue to see a decline in regular savings accounts with modest interest in longer-term certificates of deposit.  We expect this scenario to continue throughout the remainder of fiscal 2007.

Total assets of the Corporation have decreased marginally, dropping from $139.0 million at June 30, 2006 to $138.7 million at March 31, 2007.  The mix of assets has also changed somewhat, with 1-4 residential loans decreasing by $1.9 million, real estate construction and development decreasing by $1.4 million, consumer loans decreasing by $1.0 million, and with multi-family residential increasing by $1.3 million, land loans increasing by $0.6 million, and commercial real estate increasing by $0.5 million, all from June 30, 2006 to March 31, 2007.  During the same time periods, period-end impaired loans decreased from $232,000 at June 30, 2006 to $28,000 at March 31, 2007, while both loans past due but still accruing, and nonaccrual loans also decreased, from $375,000 to $93,000, and from $1.5 million to $0.9 million, respectively. Finally, the Corporation’s net profit for the three and nine month periods ended March 31, 2007 increased from $0.18 to $0.19 per share and from $0.56 to $0.62 per share, respectively.

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

(Continued)

16.

Index

PEOPLES-SIDNEY FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Unaudited)

The Corporation does not undertake, and specifically disclaims, any obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Financial Condition

Total assets at March 31, 2007 were $138.7 million compared to $139.0 million at June 30, 2006, a decrease of $0.3 million.  The decrease in total assets was primarily due to a combined decrease in loans and securities available for sale of $1.9 million, partially offset by an increase in cash and cash equivalents of $1.5 million.

Cash and cash equivalents increased $1.5 million from $4.7 million at June 30, 2006 to $6.2 million at March 31, 2007.  The increase was primarily attributed to an increase of $1.0 million in overnight deposits.  Interest-bearing deposits that we hold in other financial institutions and cash and due from other financial institutions combined also increased $0.5 million.  The increase in cash and equivalents resulted from repayments in the loan portfolio coupled with a decrease in lending activity.

The securities portfolio, which is classified as available for sale, decreased $362,000 from $5,250,000 at June 30, 2006 to $4,888,000 at March 31, 2007.  The decrease is due to the maturity of a $500,000 security, which was partially offset by an increase in the fair value of the securities during the reporting period.  See Note 2 of Notes to Consolidated Financial Statements.

Federal Home Loan Bank stock increased $53,000 from $1,768,000 at June 30, 2006 to $1,821,000 at March 31, 2007 as a result of normal dividend payments received in the form of additional stock.  Effective with the dividend paid at March 31, 2007, the FHLB began paying cash dividends instead of issuing additional stock.  It is expected that the method of paying cash dividends will continue for subsequent periods.

Total loans decreased $1.6 million from $124.2 million at June 30, 2006 to $122.6 million at March 31, 2007.  The most significant changes occurred in one- to four-family residential, real estate construction and development loans and consumer loans, which decreased $1.9 million, $1.4 million and $1.0 million, respectively.  These decreases were partially offset by increases of $1.3 million in multi-family residential loans, $0.6 million in land loans and $0.5 million in commercial real estate loans.  The commercial loan category had a nominal decrease, which totaled $3,000.  The decreases resulted primarily from the general slow down in the residential housing market, new construction and consumer spending.  Increases, particularly in the multi-family loan category, resulted from loan customers using the depressed housing market as an opportunity to purchase investment properties.  See Note 3 of Notes to Consolidated Financial Statements.

Premises and equipment decreased $95,000 from $1,975,000 at June 30, 2006 to $1,880,000 at March 31, 2007.  This decrease resulted from normal depreciation of existing assets partially offset by equipment purchases and routine improvements to the office building.

Other real estate owned increased $154,000 to $254,000 at March 31, 2007 as a result of the addition of four one- to four-family residential properties acquired through foreclosure during the recent nine-month period.  Offsetting this increase was the subsequent sale of one of the newly acquired properties resulting in a gain of $816 coupled with the sale of a one-to four-family residential property that was purchased at sheriff’s sale during fiscal 2006.  The sale resulted in a loss of $120.

(Continued)

17.

Index

PEOPLES-SIDNEY FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Unaudited)

Total deposits decreased $0.1 million from $82.8 million at June 30, 2006 to $82.7 million at March 31, 2007.  The most significant changes occurred in savings accounts, which decreased $1.9 million and certificate accounts, which increased $1.9 million.  Money market accounts decreased $0.5 million while NOW accounts increased $0.4 million.  The majority of the increase in certificates resulted from a new $1.0 million jumbo account while the remainder appeared to shift from the more liquid savings accounts in an attempt to lock in current interest rates.  Local competition, the attractiveness of the stock market and economic demands continue to limit the availability of deposit funds.

Borrowed funds increased $0.1 million from $38.5 million at June 30, 2006 to $38.6 million at March 31, 2007.  This increase was the result of the addition of a $5.0 million fixed-rate advance offset in part by the scheduled repayments of mortgage-matched advances of $1.4 million and repayments of $3.5 million in variable-rate cash management advances.  Borrowed funds represent a significant portion of our liabilities, and we expect this mix of deposits and borrowed funds will continue for the foreseeable future.  See Note 5 of Notes to Consolidated Financial Statements.

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

Our net income is dependent on net interest income, which is the difference between interest income earned on interest-earning assets, such as loans and securities and interest expense incurred on interest-bearing liabilities, such as deposits and borrowings.  The level of net interest income is dependent on the interest rate environment and volume and composition of interest-earning assets and interest-bearing liabilities.  Net income is also affected by provisions for loan losses, service charges, gains on the sale of assets and other income, noninterest expense and income taxes.

Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006

Net Income.  The Corporation earned net income of $255,000 for the three months ended March 31, 2007 compared to $242,000 for the three months ended March 31, 2006.  The most significant change occurred in the provision for loan losses, which decreased compared to the prior three-month period.  An increase in net interest income also contributed to the increase in net income.  These increases were partially offset by increases in noninterest expense and income tax expense.  Various components of our income statement are discussed as follows.

Net Interest Income.  Net interest income was $1,207,000 for the three months ended March 31, 2007 compared to $1,193,000 for the three months ended March 31, 2006, representing an increase of $14,000.  The increase was the result of a slight improvement in the net interest margin while the net interest rate spread remained relatively unchanged.

Interest and fees on loans increased $150,000 from $1,997,000 for the three months ended March 31, 2006 to $2,147,000 for the three months ended March 31, 2007.  The increase in interest income was due primarily to an increase in the average yield earned coupled with a higher average balance of loans.  The average balance of loans increased to $123.0 million with an average yield of 6.98% for the three months ended March 31, 2007 compared to an average balance of $122.9 million with an average yield of 6.50% for the same three month period last year.

(Continued)

18.

Index

PEOPLES-SIDNEY FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Unaudited)

Interest on securities decreased $2,000 due to a decrease in the average balance partially offset by an increase in the average yield during the current period.  Interest on demand, time and overnight deposits increased $5,000 to $38,000 for the three months ended March 31, 2007 as compared to $33,000 for the same period last year.  The increase in interest earned on deposits with other financial institutions was the result of a higher average yield earned on such deposits.

Dividends on FHLB stock increased $4,000 over the comparable period due to an increase in the dividend rate paid by the FHLB coupled with a higher average balance.

Interest paid on deposits increased $110,000 from $435,000 for the three months ended March 31, 2006 to $545,000 for the three months ended March 31, 2007.  The increase resulted from an increase in the average interest rate paid on deposits partially offset by a decrease in the average balance of deposits.  The average balance of deposits for the three months ended March 31, 2007 was $80.4 million at an average cost of 2.75% compared to an average balance of $82.0 million at an average cost of 2.15% for the three months ended March 31, 2006.

Interest paid on borrowed funds totaled $511,000 for the three months ended March 31, 2007 compared to $478,000 for the three months ended March 31, 2006.  The increase of $33,000 in interest expense on borrowed funds resulted from an increase in the average balance of borrowed funds coupled with an increase in the average cost of these borrowings.  The average balance of borrowed funds for the three months ended March 31, 2007 was $38.9 million at an average cost of 5.32% compared to an average balance of $36.9 million at an average cost of 5.26% for the three months ended March 31, 2006.

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

The provision for loan losses decreased $30,000 for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006.  The provision of $30,000 during the prior period was primarily the result of an increase of $54,000 in the allowance amount allocated to impaired loans.  Even though the balance of impaired loans decreased from $270,000 at December 31, 2005 to $234,000 at March 31, 2006 the corresponding provisions on these loans were increased from $141,000 at December 31, 2005 to $195,000 at March 31, 2006.  This increase in provisions was partially offset by decreases in other factors affecting provisions such as total loans and the amount of classified loans.  The level of nonperforming loans increased slightly from $1,620,000 at December 31, 2005 to $1,674,000 at March 31, 2006.  During the current three-month period the Corporation experienced net charge offs of $68,000 in commercial and consumer loans.  However, decreases in the total loan portfolio and decreases in total nonperforming and classified loans offset the additional provisions associated with these loans during the current period.  Also, as a result of the charge offs the allowance allocated to impaired loans actually decreased $9,000.  Impaired loans were $28,000 with loan loss reserves of $12,000 at March 31, 2007 compared to impaired loans of $33,000 with loan loss reserves of $21,000 at December 31, 2006.  The level of nonperforming loans at March 31, 2007 was $1,001,000 compared to $1,944,000 at December 31, 2006.  The allowance for loan losses totaled $628,000, or 0.51% of gross loan receivables net of deferred loan origination fees and 62.74% of total nonperforming loans at March 31, 2007.  This compares to $868,000, or 0.70% of gross loans receivable, net of deferred loan origination fees and 51.4% of total nonperforming loans at March 31, 2006.  Despite the recent increases in loan charge-offs, the Corporation’s charge-off history remains modest and is the product of a variety of factors, including the Corporation’s underwriting guidelines.  These underwriting guidelines generally require a loan-to-value or projected completed value ratio of 85% or less for purchase or construction of one- to four-family residential properties 80% for multi-family residential loans, 75% for commercial real estate, 65% on land loans, established income information and defined ratios of debt to income.

(Continued)

19.

Index

PEOPLES-SIDNEY FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Unaudited)

Noninterest income.  Noninterest income, which includes service fees, other miscellaneous income and the net gain or loss on the sale of real estate owned, increased $1,000 from $32,000 for the three months ended March 31, 2006 to $33,000 for the three months ended March 31, 2007.  This is primarily due to a $2,000 profit on the sale of loans recorded during the current period.  This increase was partially offset by a decrease of $1,000 in the gain on sale of real estate owned as compared to the prior period.

Noninterest expense.  Noninterest expense totaled $843,000 for the three months ended March 31, 2007 compared to $817,000 for the three months ended March 31, 2006, an increase of $26,000.  All noninterest expense categories increased with the exception of director fees which remained unchanged and state franchise tax, which decreased $3,000.  The decrease in franchise tax resulted from the favorable tax effect on dividends paid by the Association to the Corporation.  The most significant increase was in professional services relating to the addition of third party reviews to assist the Corporation with regulatory compliance.  The remaining categories combined equally for an increase of $15,000 with the exception of other expenses, which had a nominal change.

Income Tax Expense.  Income tax expense totaled $142,000 for the three-month period ended March 31, 2007 and $136,000 for the three-month period ended March 31, 2006.  The increase in income tax is reflective of an increase in income before income taxes for the current period.  The effective tax rate was 35.8% and 36.0% for the three months ended March 31, 2007 and 2006.

Nine Months Ended March 31, 2007 Compared to the Nine Months Ended March 31, 2006

Net Income.  The Corporation earned net income of $825,000 for the nine months ended March 31, 2007 compared to $767,000 for the nine months ended March 31, 2006, representing an increase of $58,000. A decrease in provision for loan losses was partially offset by a decrease in net interest income and an increase in noninterest expense and income tax expense during the current nine-month period.

Net Interest Income.  Net interest income totaled $3,577,000 for the nine months ended March 31, 2007 compared to $3,584,000 for the nine months ended March 31, 2006, a decrease of $7,000.  The decrease was the result of a decline in the net interest rate spread between interest earning assets and interest-bearing liabilities during the current period.  This equates to a smaller increase in interest income on loans and other sources of interest income compared to the increase in interest expense on deposits and borrowed money.

Interest and fees on loans increased $455,000, or 7.7% from $5,930,000 for the nine months ended March 31, 2006 to $6,385,000 for the nine months ended March 31, 2007.  The increase in interest income was due primarily to a higher average yield earned on loans due to the increasing interest rate environment coupled with an increase in the average balance.  The average balance of loans increased to $123.6 million with an average yield of 6.88% for the nine months ended March 31, 2007 compared to an average balance of $122.2 million with an average yield of 6.47% for the same nine month period last year.

Interest on securities increased $1,000 from $158,000 for the nine months ended March 31, 2006 to $159,000 for the nine months ended March 31, 2007.  The increase resulted from an improvement in the average interest rate partially offset by a lower average balance during the current period as compared to last year.

(Continued)

20.

Index

PEOPLES-SIDNEY FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Unaudited)

Interest on demand, time and overnight deposits increased $8,000 to $97,000 for the nine months ended March 31, 2007 as compared to $89,000 for the same period last year.  The increase in interest earned on deposits with other financial institutions was the result of a higher average yield earned on such deposits partially offset by a decrease in the average balance.

Dividends on FHLB stock increased $12,000 due to an increase in the average dividend rate from 5.46% to 6.04% over the comparable periods coupled with a increase in the average balance of FHLB stock.

Interest paid on deposits increased $259,000, or 20.0% from $1,299,000 for the nine months ended March 31, 2006 to $1,558,000 for the nine months ended March 31, 2007.  The increase resulted from a higher average interest rate paid on deposits partially offset by a lower average balance of deposits. The average balance of deposits for the nine months ended March 31, 2007 was $79.7 million at an average cost of 2.60% compared to an average balance of $83.5 million at an average cost of 2.07% for the nine months ended March 31, 2006.

Interest paid on borrowed funds totaled $1,586,000 for the nine months ended March 31, 2007 compared to $1,363,000 for the nine months ended March 31, 2006.  The increase of $223,000 in interest expense on borrowed funds resulted from an increase in the average balance of borrowed funds coupled with an increase in the average cost of these borrowings for the current period.  The average balance of borrowings for the nine months ended March 31, 2007 was $39.7 million at an average cost of 5.32% compared to an average balance of $35.2 million at an average cost of 5.16% for the nine months ended March 31, 2006.

Provision for Loan Losses.  The provision for loan losses for the nine months ended March 31, 2007 totaled a negative $69,000 compared to $48,000 for the nine months ended March 31, 2006.  The decrease of $117,000 in the provision for losses was primarily the result of the positive resolution of a commercial loan that had a specific loss allocation of $80,000 at June 30, 2006.  Additionally, the Corporation had a decline in the loan portfolio during the current nine-month period as compared to loan growth during the nine-month period a year ago.  Other factors that contributed to the negative provision for loan losses were a decrease in nonperforming and classified loans for the nine months ended March 31, 2007 as compared to increases in these categories during the same period last year.  Nonperforming loans totaled $1,674,000 million at March 31, 2006 compared to $1,667,000 at June 30, 2005.  Nonperforming loans totaled $1,001,000 at March 31, 2007 compared to $1,900,000 at June 30, 2006.

Noninterest income.  Noninterest income includes service fees, other miscellaneous income and the gain or loss realized on the sale of real estate owned and decreased $4,000 from $101,000 for the nine months ended March 31, 2006 to $97,000 for the nine months ended March 31, 2007.  This is primarily due to a $5,000 decrease in fee income on demand accounts.  Even though total demand deposits increased during the current period, there was a decrease in the higher fee-based regular NOW accounts as compared to last year.

Noninterest expense. Noninterest expense totaled $2,464,000 for the nine months ended March 31, 2007 compared to $2,438,000 for the nine months ended March 31, 2006, an increase of $26,000.  Even though the change to noninterest expense was nominal there were changes to the various expense categories.  Compensation and benefits expense increased $19,000 primarily as a result of normal increases in salary.  Computer processing expense increased $22,000 primarily due to increased cost in item processing on demand accounts.  State franchise tax also increased $6,000.  The reduction in state franchise tax from the Association paying dividends to the Corporation is realized on a calendar basis.  Therefore, the tax reduction is not as reflective in the nine-month comparison as it is in the three-month comparison as previously noted.   These increases were almost entirely offset by a decrease of $8,000 in professional fees resulting from non-reoccurring amounts incurred during the previous nine-month period pertaining to new government regulations and requirements, a decrease of $8,000 in occupancy and equipment expense primarily relating to a decrease in depreciation expense and finally a decrease of $5,000 in other expenses.

(Continued)

21.

Index

PEOPLES-SIDNEY FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Unaudited)

Income Tax Expense.  Income tax expense totaled $454,000 for the nine months ended March 31, 2007 compared to $433,000 for the nine months ended March 31, 2006, representing an increase of $21,000.  The increase in income tax expense is reflective of an increase in income before tax coupled with a slight decrease in the effective tax rate used in the calculation of the tax provision.  The effective tax rate was 35.5% and 36.1% for the nine months ended March 31, 2007 and 2006.

Liquidity and Capital Resources

The Corporation’s liquidity, primarily represented by cash and cash equivalents, is a result of operating, investing and financing activities.  These activities are summarized below for the nine months ended March 31, 2007 and 2006.

	Nine Months Ended March 31,
	2007	2006
	(Dollars in thousands)

Net income	$825	$767
Adjustments to reconcile net income to net cash from operating activities	48	129
Net cash from operating activities	873	896
Net cash from investing activities	1,947	(1,596)
Net cash from financing activities	(1,324)	348
Net change in cash and cash equivalents	1,496	(352)
Cash and cash equivalents at beginning of period	4,715	5,321

Cash and cash equivalents at end of period	$6,211	$4,969

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

The Corporation also has the ability to borrow from the FHLB up to a maximum total of $61.7 million including the cash management line of credit.  See Note 5 of the Notes to Consolidated Financial Statements for a detail of the Corporation’s borrowings from the FHLB at March 31, 2007.

At March 31, 2007, the Corporation had commitments to originate fixed-rate loans totaling $34,000 and variable-rate loans totaling $335,000.  Loan commitments are generally extended for 30 days.  See Note 6 of the Notes to Consolidated Financial Statements for a detail of the Corporation’s loan commitments at March 31, 2007.  The Office of Thrift Supervision regulations require the Corporation’s insured subsidiary to maintain a safe and sound level of liquid assets.  The Corporation considers its liquidity sufficient to meet its outstanding short and long-term needs.

(Continued)

22.

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

At March 31, 2007 and June 30, 2006, management believes the Association complies with all regulatory capital requirements, and is considered well-capitalized under the Federal Deposit Insurance Act.  To the best of management’s knowledge, no conditions or events have occurred subsequent to the last notification by regulators that management believes would have changed the Association’s category.

At March 31, 2007 and June 30, 2006, the Association’s actual capital levels, minimum required levels and levels to be considered “well-capitalized” were as follows.

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in Thousands)
March 31, 2007
Total capital to risk-weighted assets	$16,834	19.4%	$6,955	8.0%	$8,694	10.0%
Tier 1 (core) capital to risk-weighted assets	16,366	18.8	3,477	4.0	5,216	6.0
Tier 1 (core) capital to adjusted total assets	16,366	11.8	5,558	4.0	6,948	5.0
Tangible capital to adjusted total assets	16,366	11.8	2,084	1.5	N/A

June 30, 2006
Total capital to risk-weighted assets	$16,048	18.9%	$6,779	8.0%	$8,473	10.0%
Tier 1 (core) capital to risk-weighted assets	15,368	18.1	3,389	4.0	5,084	6.0
Tier 1 (core) capital to adjusted total assets	15,368	11.0	5,576	4.0	6,970	5.0
Tangible capital to adjusted total assets	15,368	11.0	2,091	1.5	N/A

23.

Index

PEOPLES-SIDNEY FINANCIAL CORPORATION
CONTROLS AND PROCEDURES

Item 3.  Controls and Procedures

Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met.  Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Disclosure Controls

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a – 15(e) and 15d – 15(e) of the Securities Exchange Act of 1934 (Exchange Act) as of the end of the period covered by the report.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2007 our disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure..

24.

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

Date:	May 15, 2007	/s/ Douglas Stewart
Douglas Stewart
President and Chief Executive Officer

Date:	May 15, 2007	/s/ Debra Geuy
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