Form 10KSB
period 2007-06-30
PEOPLES SIDNEY FINANCIAL CORP
filed 2007-09-28
CIK 1031340

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark one)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ..................................................... to .....................................................

Commission File No. 0-22223

PEOPLES-SIDNEY FINANCIAL CORPORATION
(Name of small business issuer in its charter)

Delaware	31-1499862
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

101 East Court Street, Sidney, Ohio	45365
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:    (937) 492-6129

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.01 per share
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐No ☒

Issuer’s revenues for the fiscal year ended June 30, 2007 were:   $9,113,651.

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of August 30, 2007, was $14,296,000.

At August 31, 2007, there were issued and outstanding 1,361,048 of the Registrant’s Common Shares.

DOCUMENTS INCORPORATED BY REFERENCE

Parts II of Form 10-KSB – Portions of the Annual Report to Stockholders for the fiscal year ended June 30, 2007.

Part III of Form 10-KSB – Portions of Proxy Statement for 2007 Annual Meeting of Stockholders.

Transitional Small Business Disclosure Form (check one):
Yes           ☐                      No           ☒

1.

INDEX
FORM 10-KSB

2.

Index

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

The Association is primarily engaged in the business of attracting savings deposits from the general public and investing such funds in permanent mortgage loans secured by one- to four-family residential real estate located primarily in Shelby County, Ohio, and the contiguous counties of Logan, Auglaize, Miami, Darke and Champaign.  The Association conducts business from its main office and separate drive-through facility in Sidney, Ohio and its full-service branches in Sidney, Anna and Jackson Center, Ohio.  The Association also originates loans for the construction of one- to four-family real estate, loans secured by multi-family real estate (over four units) and nonresidential real estate, consumer and commercial loans and invests in U.S. government obligations, mortgage-backed and related securities, interest bearing deposits in other financial institutions and other investments permitted by applicable law.

The Association’s operations are regulated by the Office of Thrift Supervision (“OTS”).  The Association is a member of the Federal Home Loan Bank (“FHLB”) System and a stockholder of the FHLB of Cincinnati.  The Association is also a member of the Deposit Insurance Fund (“DIF”) and its deposit accounts are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”).  Accordingly, the Association is also subject to regulation and oversight by the FDIC.

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

3.

Index

ITEM 1 - DESCRIPTION OF BUSINESS  (Continued)

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

	June 30,
	2007		2006
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans
One- to four-family	$86,556	70.66%	$90,116	71.83%
Construction and development	1,523	1.25	2,982	2.38
Commercial	13,893	11.34	12,972	10.34
Multi-family	4,232	3.45	2,861	2.28
Land	2,891	2.36	2,363	1.88
Total real estate loans	109,095	89.06	111,294	88.71

Other loans
Consumer
Automobile	3,878	3.17	3,992	3.18
Deposit account	201	0.16	245	0.20
Other	1,278	1.04	1,556	1.24
Total consumer loans	5,357	4.37	5,793	4.62

Commercial business loans	8,049	6.57	8,363	6.67
Total loans	122,501	100.00%	125,450	100.00%
Less:
Allowance for loan losses	(665)		(894)
Deferred loan fees	(349)		(385)

Total loans, net	$121,487		$124,171

4.

Index

ITEM 1 - DESCRIPTION OF BUSINESS  (Continued)

The following table shows the composition of the Corporation’s loan portfolios by fixed- and adjustable-rate at the dates indicated.

	June 30,
	2007		2006
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Fixed-rate loans:
Real estate
One- to four-family	$48,501	39.59%	$51,558	41.10%
Construction and development	643	0.53	1,167	0.93
Commercial	1,587	1.29	1,132	0.90
Multi-family	--	--	--	--
Land	953	0.78	843	0.67
Total real estate loans	51,684	42.19	54,700	43.60
Consumer loans	5,357	4.37	5,793	4.62
Commercial business loans	5,187	4.24	4,662	3.72
Total fixed-rate loans	62,228	50.80	65,155	51.94

Adjustable-rate loans:
Real estate
One- to four-family	38,055	31.07	38,558	30.73
Construction and development	880	0.72	1,815	1.45
Commercial	12,306	10.05	11,840	9.44
Multi-family	4,232	3.45	2,861	2.28
Land	1,938	1.58	1,520	1.21
Total real estate loans	57,411	46.87	56,594	45.11
Consumer loans	--	--	--	--
Commercial business loans	2,862	2.33	3,701	2.95
Total adjustable rate loans	60,273	49.20	60,295	48.06

Total loans	122,501	100.00%	125,450	100.00%

Less:
Allowance for loan losses	(665)		(894)
Deferred loan fees	(349)		(385)

Total loans, net	$121,487		$124,171

5.

Index

ITEM 1 - DESCRIPTION OF BUSINESS(Continued)

The following schedule presents the contracted maturities of the Corporation’s loan portfolio at June 30, 2007.  The schedule does not reflect the effects of possible prepayments or enforcement of the due-on-sale clauses.  The amortizing loans, such as one- to four-family and installment loans, show the entire current principal balance as being due at maturity.

	Real Estate
	One- to Four- Family and Construction and Development		Multi-family, Commercial and Land		Consumer		Commercial Business		Total

	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
1 year or less*	$30	9.01%	$377	6.99%	$774	8.45%	$1,653	8.33%	$2,834	8.19%
Over 1 year – 3 years	322	7.34	139	7.39	1,811	8.00	3,215	8.29	5,487	8.12
Over 3 years – 5 years	636	7.34	120	7.55	2,182	7.70	2,508	8.05	5,446	7.82
Over 5 years – 10 years	5,453	6.56	1,003	6.86	539	7.29	673	7.92	7,668	6.77
Over 10 years – 20 years	50,408	6.48	12,731	6.98	51	8.00	--	--	63,190	6.58
Over 20 years	31,230	6.81	6,646	7.36	--	--	--	--	37,876	6.90

Total	$88,079	6.61%	$21,016	7.10%	$5,357	7.87%	$8,049	8.19%	$122,501	6.86%

*Include demand loans, loans having no stated maturity and overdraft loans.

The total amount of loans due after June 30, 2008 that have predetermined interest rates is $60,169, while the total amount of loans due after such dates which have floating or adjustable interest rates is $59,498.

6.

Index

ITEM 1 - DESCRIPTION OF BUSINESS (Continued)

Under federal law, the aggregate amount of loans that the Association is permitted to make to any one borrower is generally limited to 15% of unimpaired capital and surplus (25% if the security for such loan has a “readily ascertainable” value or 30% for certain residential development loans).  At June 30, 2007, based on the above limitation, the Association’s regulatory loan-to-one borrower limit was approximately $2.0 million.  On the same date, the Association had no borrowers with outstanding balances in excess of this amount.  As of June 30, 2007, the largest dollar amount of indebtedness of one borrower or group of related borrowers was $1,527,211, and is secured by a church.  The next largest loan to one borrower or group of related borrowers had an outstanding balance of $1,492,605 at June 30, 2007 and is secured by multiple one-to four-family real estate properties.  In addition, there are five other lending relationships that individually total in excess of $1.0 million.  As of June 30, 2007, all such loans were performing in accordance with their terms.

Loan applications are accepted by salaried loan officers at the Association’s offices.  Loan applications are presented for approval to the Executive Committee of the Board of Directors or to the full Board of Directors, depending on loan amount.  All loans of $100,000 or more are subject to review by the full Board of Directors.  Decisions on loan applications are made on the basis of detailed applications and property valuations (consistent with the Association’s written appraisal policy), by qualified independent appraisers (unless the Association’s exposure will be $100,000 or less).  The loan applications are designed primarily to determine the borrower’s ability to repay and include length of employment, past credit history and the amount of current indebtedness.  Significant items on the application are verified through use of credit reports, financial statements, tax returns and/or confirmations.  The Association is an equal opportunity lender.

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

One- to Four-Family Residential Real Estate Lending

The cornerstone of the Association’s lending program has long been the origination of long-term permanent loans secured by mortgages on owner-occupied one- to four-family residences.  At June 30, 2007, $86.6 million, or 70.66% of the Association’s loan portfolio, consisted of permanent loans on one- to four-family residences.  At that date, the average outstanding residential loan balance was $69,578 and the largest outstanding residential loan had a principal balance of $866,922.  Virtually all of the residential loans originated by the Association are secured by properties located in the Association’s market area.

The Association originates fixed-rate residential loans in amounts and at rates that are monitored for compliance with the Association’s asset/liability management policy.  Currently, the Association originates fixed-rate loans with maturities of up to 20 years for retention in its own portfolio. Limiting the contractual term to 20 years, as opposed to the more traditional 30-year period, allows for accelerated principal repayment and equity build up for the borrower.  Currently, all such loans are made on owner-occupied properties.  At June 30, 2007, the Association had $48.5 million of fixed-rate permanent one-to four-family residential loans, constituting 39.59% of the Association’s loan portfolio at such date.  The Association also has a lending option in place to originate 15- and 30-year fixed rate mortgage loans which may be sold to the Federal Home Loan Bank under its Mortgage Purchase Program.  As of June 30 2007, the Association has originated and sold two loans.  The current principal balance of these loans at June 30, 2007 was $159,819.

7.

Index

ITEM 1 - DESCRIPTION OF BUSINESS (Continued)

The Association has offered adjustable rate mortgage (“ARM”) loans at rates, terms and points determined in accordance with market and competitive factors.  The Association’s current one- to four-family residential ARMs are fully amortizing loans with contractual maturities of up to 30 years.  Applicants are qualified using a fully indexed rate, and no ARMs allow for negative amortization. The interest rates on the ARMs originated by the Association are generally subject to adjustment at one, three, and five-year intervals based on a margin over the analogous Treasury Securities Constant Maturity Index.  Decreases or increases in the interest rate of the Association’s ARMs are generally limited to 6% above or below the initial interest rate over the life of the loan, and up to 2% per adjustment period.  The Association’s ARMs are not convertible into fixed-rate loans, and do not contain prepayment penalties.  ARM loans may be assumed on a case-by-case basis with the Association’s consent.  At June 30, 2007, the total balance of one- to four-family ARMs was $38.1 million, or 31.07% of the Corporation’s loan portfolio.  All ARMs originated by the Association are retained and serviced by it.

The Association has a program specifically tailored to first-time homebuyers.  These loans are made on a five-year adjustable basis with a term up to 30 years.  The margin, which is lower than other products currently offered, is 200 basis points.  Additionally, somewhat higher debt-to-income ratios are permitted, although mandatory escrows for taxes and insurance, an acceptable credit rating and an employment history of at least one year are required.  The maximum loan amount under this program, which requires that the property be owner-occupied, is currently $75,000 unless Board of Director approval is obtained, which can be the lesser of the purchase price or 90% of appraised value.  At June 30, 2007, the Association had approximately $1.2 million of first-time homebuyer loans in its portfolio.

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

The Association uses the same underwriting standards for home equity lines of credit as it uses for one- to four-family residential mortgage loans.  The Association’s home equity lines of credit are originated in amounts, which, together with the amount of the first mortgage, generally do not exceed 80% of the appraised value of the property securing the loan.  At June 30, 2007, the Association had $888,000 of home equity lines of credit and an additional $974,000 of funds committed, but undrawn, under such lines.

Construction and Development Lending

The Association makes construction loans to individuals for the construction of their primary or secondary residences and loans to individuals, builders or developers for the construction of single-family homes, multi-family units and commercial real estate projects.  Loans to individuals for the construction of their residences or for residential rentals typically run for 12 months.  The borrower pays interest only during the construction period.  Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans.  At June 30, 2007, the Association had 15 construction and development loans with outstanding aggregate balances of $1,523,000 secured by residential and commercial real estate properties.  Of this amount, $1,068,000 in loans was outstanding directly to borrowers intending to live in the properties upon completion of construction.  Loans outstanding to borrowers intending to rent the properties totaled $197,000.

8.

Index

ITEM 1 - DESCRIPTION OF BUSINESS  (Continued)

The Association makes loans to builders and developers to finance the construction of residential property.  Such loans generally have adjustable interest rates based upon prime or treasury indexes with terms ranging from six months to one year.  The proceeds of the loan are advanced during construction based upon the percentage of completion as determined by an inspection.  The loan amount normally does not exceed 85% of projected completed value for homes that have been pre-sold to the ultimate occupant.  For loans to builders for the construction of homes not yet pre-sold, which may carry a higher risk, the loan-to-value ratio is generally limited to 80%.  Whether the Association is willing to provide permanent takeout financing to the purchaser of the home is determined independently of the construction loan by separate underwriting.  In the event that upon completion the house is not sold, the builder is required to make principal and interest payments until the house is sold.  At June 30, 2007, the Association did not have any construction loans with builders that pre-sold their homes and had 3 loans with an outstanding aggregate balance of $258,000 secured by one-to four-family residential properties constructed by builders who have not pre-sold their homes to individual purchasers.  The Association also makes a limited number of commercial real estate development loans with the loan amount generally not to exceed 75% of the completed value.  At June 30, 2007, the Association did not have any commercial real estate development loans.

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

Commercial Real Estate Lending

The Association’s commercial real estate loan portfolio consists of loans secured by a variety of non-residential properties including retail facilities, small office buildings, farm real estate and churches.  At June 30, 2007 the Association’s largest commercial real estate loan totaled $1,527,000.  At that date, the Association had commercial real estate loans totaling $13,893,000, or 11.34%, of gross loans receivable.

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

9.

Index

ITEM 1 - DESCRIPTION OF BUSINESS (Continued)

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

Multi-Family Lending

The Association has historically made permanent multi-family loans in its primary market area.  At June 30, 2007 multi-family loans totaled $4,232,000, or 3.45% of gross loans receivable.

The Association’s multi-family loan portfolio includes loans secured by five or more unit residential buildings located primarily in the Association’s market area.

Land Lending

Land loans include loans to develop vacant or raw land and are made to various builders and developers with whom the Association has had long-standing relationships.  All of such loans are secured by land zoned for residential or commercial developments and located within the Association’s market area.  Proceeds are used for excavation, utility placements and street improvements. Disbursements related to acquisition and development land loans are typically based on inspections to determine the progress of the project.  As lots are sold, a portion of the sale price is applied to the principal of the outstanding loan in order to ensure the loan is paid in full prior to all lots in the development being sold.  Interest payments are required at regular intervals (quarterly or semi-annually) and loan terms typically are written for three years.  At June 30, 2007, the Association had $214,000 of loans receivable in this category.

The Association also makes loans to individuals who purchase and hold land for various reasons, such as the future construction of a residence.  Such loans are generally originated with terms of five years and have maximum loan-to-value ratios of 85% for loans on improved residential building lots and 75% on undeveloped acreage.  At June 30, 2007, the Association had $2,677,000 in land loans to individuals.

Land lending generally affords the Association an opportunity to receive interest at rates higher than those obtainable from residential lending.  Nevertheless, land lending is generally considered to involve a higher level of credit risk due to the fact that funds are advanced upon the security of the land, which is of uncertain value prior to its development.

10.

Index

ITEM 1 - DESCRIPTION OF BUSINESS  (Continued)

Consumer Lending

Management believes that offering consumer loan products helps to expand the Association’s customer base and to create stronger ties with its existing customer base.  In addition, because consumer loans generally have shorter terms to maturity and carry higher rates of interest than do residential mortgage loans, they can be valuable asset/liability management tools.  The Association currently originates substantially all of its consumer loans in its market area.  At June 30, 2007, the Association’s consumer loans totaled $5,357,000, or 4.37% of the Association’s gross loan portfolio.

The Association offers a variety of secured consumer loans, including automobile loans, loans secured by savings deposits and home improvement loans.  Although the Association primarily originates consumer loans secured by real estate, deposits or other collateral, the Association also makes unsecured personal loans.

The largest component of the Association’s consumer lending program is automobile loans.  At June 30, 2007, automobile loans totaled $3,878,000, or 3.17% of gross loans receivable.  The Association makes loans directly to the consumer to aid in the purchase of new and used vehicles, which serve as collateral for the loan.  The Association also employs other underwriting criteria discussed below in deciding whether to extend credit.

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

Commercial Business Lending

In order to increase the yield and interest rate sensitivity of its loan portfolio and in order to satisfy the demand for financial services available to individuals and businesses in its primary market area, the Association has maintained a small portfolio of commercial business loans.  Although the portfolio remains a small percentage of gross loans outstanding, the Association has experienced growth over the last few years primarily from the Anna and Jackson Center branch facilities.  Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment and other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are generally of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business.  As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself (which, in turn, may be dependent upon the general economic environment).  During the past ten years, the Association has made commercial business loans to businesses such as small retail operations, small manufacturing concerns and professional firms.  The

11.

Index

ITEM 1 - DESCRIPTION OF BUSINESS  (Continued)

Association’s commercial business loans almost always include personal guarantees and are usually, but not always, secured by business assets, such as accounts receivable, equipment, inventory and real estate.  However, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.  Moreover, personal guarantees may be of limited utility in safeguarding the Association’s position.

Most of the Association’s commercial business loans have terms ranging from three months to one year and may carry fixed or adjustable interest rates.  The underwriting process for commercial business loans generally includes consideration of the borrower’s financial statements, tax returns, projections of future business operations and inspection of the subject collateral, if any.  At June 30, 2007, commercial business loans totaled $8,049,000, or 6.57% of the Association’s gross loans receivable.

Originations, Purchases and Sales of Loans

The Association originates real estate and other loans through employees located at the Association’s offices.  Walk-in customers and referrals from real estate brokers and builders are also important sources of loan originations.  The Association has historically not utilized the services of mortgage or loan brokers, nor purchased loans from other lenders.  The Association recently initiated a new mortgage program that will afford the opportunity to make and sell both 15 and 30 year fixed rate products at existing market rates.  As off June 30, 2007 the Association had originated and sold two loans totaling $160,200 under the FHLB Mortgage Purchase Program.  The current balance of these loans is $159,819.

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

Real estate acquired by the Association as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold.  When property is acquired by foreclosure or deed in lieu of foreclosure, it is initially recorded at fair value less estimated disposal costs at the date of acquisition.  Any write-down resulting therefrom is charged to the allowance for loan losses.  Subsequent decreases in the value of the property are charged to operations through the creation of a valuation allowance.  After acquisition, all costs incurred in maintaining the property are expensed.  Costs relating to the development and improvement of the property, however, are capitalized to the extent of estimated fair value.

12.

Index

ITEM 1 - DESCRIPTION OF BUSINESS (Continued)

The following table sets forth the Corporation’s loan delinquencies by type, by amount and by percentage of type at June 30, 2007.

	Loans Delinquent For:
	30-89 Days			90 Days and Over			Total Delinquent Loans
	Number	Amount	Category	Number	Amount	Category	Number	Amount	Category
	(Dollars in thousands)
Real estate:
One- to four-family	32	$1,906	2.20%	22	$1,546	1.79%	54	$3,452	3.99%
Construction and development	1	35	2.29	--	--	--	1	35	2.29
Commercial	2	133	0.95	1	29	0.21	3	162	1.16
Multi-family	--	--	--	--	--	--	--	--	--
Land	--	--	--	--	--	--	--	--	--
Consumer	25	130	2.44	9	20	0.37	34	150	2.81
Commercial business	6	286	3.55	3	246	3.06	9	532	6.61

Total	66	$2,490	2.03%	35	$1,841	1.50%	101	$4,331	3.54%

13.

Index

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

On the basis of management’s review of its assets, at June 30, 2007, the Association had classified a total of $1,791,000 of its loans, as follows:

	One- To Four- Family	Commercial Real Estate	Land	Consumer	Commercial Business	Total
	(Dollars in thousands)
Special Mention	$--	$--	$--	$--	$--	$--
Substandard	1,496	29	--	19	--	1,544
Doubtful	--	--	--	--	246	246
Loss	--	--	--	1	--	1

	$1,496	$29	$--	$20	$246	$1,791

The Association’s classified assets consist of the (i) nonperforming loans and (ii) loans and other assets of concern discussed herein.  As of June 30, 2007, these asset classifications are consistent with those of the OTS and FDIC.

The following table sets forth the amounts and categories of non-performing assets.  Interest income on loans is accrued over the term of the loans based upon the principal outstanding except where serious doubt exists as to the collectibility of a loan, in which case the accrual of interest is discontinued.  For all years presented, the Association has had no troubled debt restructurings (which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates).  Foreclosed assets include assets acquired in settlement of loans.

14.

Index

ITEM 1 - DESCRIPTION OF BUSINESS (Continued)

	June 30,
	2007	2006
	(Dollars in thousands)
Nonaccruing loans
One- to four-family	$1,496	$1,479
Construction and Development	--	--
Commercial real estate	29	46
Multi-family	--	--
Land	--	--
Consumer	1	--
Commercial business	246	--
Total	1,772	1,525

Accruing loans delinquent more than 90 days
One- to four-family	50	--
Construction and Development	--	--
Commercial real estate	--	--
Multi-family	--	--
Land	--	--
Consumer	19	46
Commercial business	--	329
Total	69	375

Foreclosed assets
One- to four-family	143	100
Construction and development	--	--
Commercial real estate	--	--
Multi-family	--	--
Land	--	--
Consumer	--	--
Commercial business	--	--
Total	143	100

Total nonperforming assets	$1,984	$2,000
Total as a percentage of total assets	1.43%	1.44%

For the year ended June 30, 2007 gross interest income which would have been recorded had the nonaccruing loans been current in accordance with their original terms amounted to $126,249.  The amount that was included in interest income on such loans was $82,522 for the year ended June 30, 2007.

Other Assets of Concern:  As of June 30, 2007, the Association had no assets that are not now disclosed because of known information about the possible credit problems of the borrowers or the cash flows of the security property which would cause management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the nonperforming asset categories.

15.

Index

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

As of June 30, 2007, the Association’s allowance for loan losses as a percent of gross loans receivable and as a percent of nonperforming loans amounted to 0.54% and 36.1%, respectively.  As of June 30, 2006, the Association’s allowance for loan losses as a percent of gross loans receivable and as a percent of nonperforming loans amounted to 0.71% and 47.0%, respectively.  In light of the level of nonperforming assets to total assets and the nature of these assets, management believes that the allowance for loan losses is adequate.  While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments to the allowance for loan losses, and net earnings could be significantly affected, if circumstances differ substantially from the assumptions used in making the final determination.

16.

Index

ITEM 1 - DESCRIPTION OF BUSINESS (Continued)

The following table sets forth an analysis of the Corporation’s allowance for loan losses.

	Year ended June 30,
	2007	2006
	(Dollars in thousands)

Balance at beginning of period	$894	$836

Charge-offs
One- to four-family	7	--
Construction and Development	--	--
Commercial real estate	--	--
Multi-family	--	--
Consumer	36	17
Commercial business	192	--
	235	17
Recoveries
One- to four-family	--	--
Construction and Development	--	--
Commercial real estate	--	--
Multi-family	--	--
Consumer	3	2
Commercial business	1	--
	4	2

Net charge-offs	231	15
Additions charged to operations	2	73
Balance at end of period	$665	$894

Ratio of net charge-offs during the period to average loans outstanding* during the period	0.19%	0.01%

Ratio of net charge-offs during the period to nonperforming assets at the end of the period	11.61%	0.72%

*Calculated net of deferred loan fees and the allowance for loan losses.

17.

Index

ITEM 1 - DESCRIPTION OF BUSINESS  (Continued)

The distribution of the Corporation’s allowance for losses on loans at the dates indicated is summarized as follows:

	June 30,
	2007			2006
	Allowance	Category	Loans	Allowance	Category	Loans
	(Dollars in thousands)

One- to four-family	$347	$86,556	70.66%	$388	$90,116	71.83%
Construction and development	1	1,523	1.25	4	2,982	2.38
Commercial real estate	16	13,893	11.34	19	12,972	10.34
Multi-family	2	4,232	3.45	1	2,861	2.28
Land	3	2,891	2.36	4	2,363	1.88
Consumer	105	5,357	4.37	140	5,793	4.62
Commercial business	191	8,049	6.57	338	8,363	6.67
Unallocated	--	--	--	--	--	--

Total	$665	$122,501	100.00%	$894	$125,450	100.00%

Investment Activities

As part of its asset/liability management strategy, the Corporation invests in U.S. Government and agency obligations and mortgage-backed securities to supplement its lending activities.  The Association’s investment policy also allows for investments in overnight funds and certificates of deposit.  The Association may consider the expansion of investments into other securities if deemed appropriate.  At June 30, 2007, the Corporation did not own any securities of a single issuer that exceeded 10% of the Association’s equity, other than U.S. Government or federal agency obligations.  See Note 2 of the Notes to the Consolidated Financial Statements for additional information regarding the Association’s securities portfolio.

As of June 30, 2007 the Corporation had securities totaling $4.8 million classified as available for sale while there were no securities classified as held to maturity.  As future securities are acquired, the Corporation may elect to classify them as either available for sale or held to maturity.

18.

Index

ITEM 1 - DESCRIPTION OF BUSINESS  (Continued)

The following table sets forth the composition of the Corporation’s investments in securities and time deposits at the dates indicated.
	June 30,
	2007		2006
	Carrying Value	% of Total	Carrying Value	% of Total

	(Dollars in thousands)

U.S. Government Agencies	$4,848	72.70%	$5,250	74.81%
FHLB stock	1,821	27.30	1,768	25.19

Total securities	$6,669	100.00%	$7,018	100.00%

Average remaining life of securities	3.59 years	4.19 years

Other interest-earning assets
Interest-bearing deposits with banks	$4,117	67.31%	$3,816	100.00%
Overnight deposits	2,000	32.69	--	--

Total	$6,117	100.00%	$3,816	100.00%

19.

Index

ITEM 1 - DESCRIPTION OF BUSINESS (Continued)

The composition and maturities of the securities portfolio, excluding FHLB stock, are indicated in the following table.

	June 30, 2007

	Less than 1 year		1 to 5 years		5 to 10 years		Total Securities
	Carrying	Fair	Carrying	Fair	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value	Value	Value	Value	Value
	(Dollars in thousands)

U.S. Government Agencies available for sale	$997	$997	$1,988	$1,988	$1,863	$1,863	$4,848	$4,848
	$997	$997	$1,988	$1,988	$1,863	$1,863	$4,848	$4,848

Weighted average yield	5.00%	5.00%	4.50%	4.50%	4.00%	4.00%	4.40%	4.40%

20.

Index

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

At June 30, 2007, the Association had approximately $6,406,000 in certificate accounts in amounts of $100,000 or more maturing as follows:

Maturity Period	Amount	Weighted Average Rate
	(Dollars in thousands)

Three months or less	$1,048	4.20%
Over three through six months	461	4.60
Over six through 12 months	1,008	4.23
Over 12 months	3,889	4.86
Total	$6,406	4.64%

For additional information regarding the composition of the Corporation’s deposits, see Note 7 of Notes to Consolidated Financial Statements.

21.

Index

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

The following table sets forth the maximum month-end balance and average balance of FHLB advances for the periods indicated.

	Year Ended June 30,
	2007	2006
	(Dollars in thousands)
FHLB advances
Balance at end of period	$38,189	$38,511
Weighted average rate at period end	5.33%	5.32%
Maximum balance at any month-end during the period	$41,383	$38,511

Average balance for the period	$39,377	$35,412
Weighted average rate for the period	5.32%	5.24%

Service Corporations

As a federally chartered savings association, the Association is permitted by OTS regulations to invest up to 2.0% of its assets, or $2.8 million at June 30, 2007 in the stock of, or loans to, service corporation subsidiaries.  As of such date, the Association had no investments in service corporations.

REGULATION

General

The Association is a federally chartered savings association, the deposits of which are federally insured by the FDIC and backed by the full faith and credit of the United States Government up to applicable limits.  The Association is subject to broad federal regulation and oversight extending to all its operations, principally by its primary federal regulator, the OTS.  The Association is a member of the FHLB of Cincinnati and is subject to certain limited regulation by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”).  As the savings and loan holding company of the Association, Peoples also is subject to federal regulation and oversight, principally by the OTS.  The purpose of the regulation of Peoples and other savings and loan holding companies is to protect subsidiary savings associations.  The Association is a member of the DIF, the deposit insurance fund administered by the FDIC.  As a result, the FDIC has certain regulatory and examination authority over the Association.

Certain of these regulatory requirements and restrictions are discussed below or elsewhere in this document.

22.

Index

ITEM 1 - DESCRIPTION OF BUSINESS (Continued)

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

23.

Index

ITEM 1 - DESCRIPTION OF BUSINESS  (Continued)

Federal Deposit Insurance Reform Act of 2005.  The FDIRA, signed into law on February 8, 2006, amended current laws regarding the federal deposit insurance system.  Pursuant to the FDIRA, the FDIC merged the Bank Insurance Fund (“BIF”) and the Savings Association Insurance Fund (“SAIF”) into one deposit insurance fund, the DIF, on March 31, 2006.  The new legislation also abolishes the prior minimum 1.25% reserve ratio and the mandatory assessments when the ratio falls below 1.25%.  Under the FDIRA, the FDIC, at the beginning of each year, has the flexibility to adjust the DIF’s reserve ratio between 1.15% and 1.50% depending upon a variety of factors, including projected losses, economic considerations and assessment rates.  For 2007, the FDIC has set the designated reserve ratio at l.25%.

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

Certain one-time deposit premium assessment credits were also authorized under the FDIRA, and regulations related to the apportionment of such credits have recently been issued by the FDIC.  On May 25, 2007 the Association was notified of the amount of the one-time assessment credit.  The assessment credit will be applied automatically to reduce deposit insurance assessments, not FICO assessments, beginning with the assessment due on June 29, 2007.  The amount calculated as the Association’ share of the one-time assessment credit pool was $114,165.

Federal Regulation of Savings Associations

The OTS has extensive authority over the operations of savings associations, such as the Association.  As part of this authority, the Association is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS.  The last regular OTS examination of the Association was as of June 30, 2006.  When these examinations are conducted by the OTS, the examiners may require the Association to provide for higher general or specific loan loss reserves and take other corrective action.  All savings associations are subject to a semi-annual assessment, based upon the savings association’s total assets, to fund the operations of the OTS.  The Association’s OTS assessment for the fiscal year ended June 30, 2007 was $51,000.

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
24.

Index

ITEM 1 - DESCRIPTION OF BUSINESS  (Continued)

associations such as the Association may designate under which investment authority (or basket) it made a loan or investment if that loan or investment is authorized under different sections of the law.

The Association’s general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus).  At June 30, 2007, the Association’s lending limit under this restriction was $2.0 million.  The Association is in compliance with the loans-to-one-borrower limitation.

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

Insurance of Accounts and Regulation by the FDIC

The Association is a member of the DIF, which is administered by the FDIC.  Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the U.S. Government.  As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions.  It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the FDIC.  The FDIC also has the authority to initiate enforcement actions against banks after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

Pursuant to a rule adopted by the Board of Directors of the FDIC in November 2006, beginning in 2007, the FDIC will place each insured institution into one of four risk categories.  Category placement will be a two-step process based on (i) capital ratios (the capital assignment group), and (ii) other relevant information (the supervisory group assignment).  Capital group assignments will be made quarterly and include the following four designations: well capitalized, adequately capitalized and undercapitalized.  Supervisory group assignments will be divided as follows: (X) group A (financially sound institutions), (Y) group B (institutions that demonstrate weakness), and (Z) group C (institutions that pose a substantial possibility of loss to the DIF unless corrective action is taken).

The schedule of DIF assessment rates has been revised.  Effective January 1, 2007, there are four risk categories.  Premiums for 2007 will range from 5 cents per $100 of assessable deposits (for institutions deemed to be in the lowest risk category) to 43 cents per $100 of assessable deposits (for institutions deemed to be in the highest risk category).

DIF-insured institutions are required to pay a Financing Corporation (FICO) assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980s.  For the quarter ended December 31, 2006, the FICO assessment was equal to 1.24 basis points for each $100 in domestic deposits.  The first quarter rate for 2007 was 1.22 basis points for each $100 in domestic deposits.  These assessments, which may be revised based upon the level of DIF deposits, will continue until the bonds mature in the years 2017 through 2019.

25.

Index

ITEM 1 - DESCRIPTION OF BUSINESS  (Continued)

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

At June 30, 2007, the Association had tangible capital of $13,572,000, or 9.8% of adjusted total assets.  The minimum requirement was 1.5 % of adjusted total assets on that date.

The capital standards also effective require core capital equal to at least 4% of adjusted total assets.  Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card receivables.  At June 30, 2007, the Association had core capital equal to $13,572,000, or 9.8% of adjusted total assets.  The minimum leverage ratio requirement was 4.0% and the well capitalized requirement was 5.0% on that date.

The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets.  Total capital consists of core capital, as defined above, and supplementary capital.  Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets.  Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital.  The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities.  At June 30, 2007, the Association had $417,000 of its total $665,000 of allowance for loan losses that were general loss reserves, which was less than 1.25% of risk-weighted assets.  Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital.  The Association had no such exclusions from capital and assets at June 30, 2007.  In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset.  For example, the OTS has assigned a risk weight of 50% for prudently underwritten permanent one- to four-family first lien mortgage loans not more than 90 days delinquent and having a loan to value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by the FNMA or FHLMC.  On June 30, 2007, the Association had total capital of $13,989,000 (including $13,572,000 in core capital and $417,000 in qualifying supplementary capital) and risk-weighted assets of $86,628,000 or total capital of 16.1% of risk-weighted assets.  The minimum requirement was 8.0 % and the well capitalized requirement was 10.0% on that date.

26.

Index

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

Limitations on Dividends and Other Capital Distributions

OTS regulations impose various restrictions on savings associations with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account.  Assuming the absence of supervisory problems, OTS regulations generally permit a federal savings association to pay dividends in any calendar year equal to net income for that year plus retained net income for the preceding two years less any dividends paid.  This evaluation is made for the Association on a calendar year basis.  At June 30, 2007 the Association had paid dividends in excess of retained net income for calendar years 2005, 2006 and calendar year to date 2007 of $2,299,000.  Therefore, the Association must apply for OTS approval to pay additional dividends to Peoples until such time as the total of retained net income for the current calendar to date plus the previous two calendar years exceeds the amount of planned dividends at that time.

27.

Index

ITEM 1 - DESCRIPTION OF BUSINESS  (Continued)

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

28.

Index

ITEM 1 - DESCRIPTION OF BUSINESS  (Continued)

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

Due to the heightened attention being given to the CRA in recent years, the Association may be required to devote additional funds for investment and lending in its local community.  The Association was examined for CRA compliance in 2007 and received a rating of satisfactory.

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

The OTS may determine that the continuation by a savings institution of its ownership, control of, or its relationship to, the subsidiary constitutes a serious risk to the safety, soundness or stability of the savings institution or is inconsistent with sound banking practices or with the purposes of the FDIA. Based upon that determination, the FDIC or the OTS has the authority to order the savings institution to divest itself of control of the subsidiary. The FDIC also may determine by regulation or order that any specific activity poses a serious threat to the DIF. If so, it may require that no DIF member engage in that activity directly.

Transactions with Affiliates

Savings institutions must comply with Sections 23A and 23B of the Federal Reserve Act relative to transactions with affiliates in the same manner and to the same extent as if the savings institution were a Federal Reserve member Savings Bank. Generally, transactions between a savings institution or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the association's capital. Affiliates of the Savings Bank include the Corporation and any company that is under common control with the Savings Bank. In addition, a savings institution may not lend to any affiliate engaged in activities not permissible for a savings and loan holding company or acquire the securities of most affiliates. The OTS has the discretion to treat subsidiaries of savings institutions as affiliates on a case-by-case basis.

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

29.

Index

ITEM 1 - DESCRIPTION OF BUSINESS  (Continued)

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

Regulatory and Criminal Enforcement Provisions

The OTS has primary enforcement responsibility over savings institutions and has the authority to bring action against all "institution-affiliated parties," including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers or directors, receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or $1.1 million per day in especially egregious cases. The FDIC has the authority to recommend to the Director of the OTS that enforcement action be taken with respect to a particular savings institution. If the Director does not take action, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.  On February 12, 2007 the Association consented, without admitting or denying liability, to the issuance of an order to cease and desist relating to alleged violations of the Bank Secrecy Act and related regulations (“Consent Order”).  The Association agreed to comply with the Bank Secrecy Act and such regulations, and adopted a corrective action plan, which it monitors on a monthly basis.  The Association believes it is in compliance with the Consent Order.

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

Peoples generally is not subject to activity restrictions.  If Peoples acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of Peoples and any of its subsidiaries (other than the Association or any other DIF-insured savings association) would become subject to such restrictions.

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

30.

Index

ITEM 1 - DESCRIPTION OF BUSINESS (Continued)

Federal Reserve System

The Federal Reserve Board requires all depository institutions to maintain noninterest-bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts).  At June 30, 2007, the Association was in compliance with these reserve requirements.  The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS.  See “-Liquidity.”

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

As a member, the Association is required to purchase and maintain stock in the FHLB of Cincinnati.  At June 30, 2007, the Association had $1,821,000 in FHLB stock, which was in compliance with this requirement.

Under federal law, the FHLB is required to provide funds for the resolution of troubled savings institutions and to contribute to low- and moderately-priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. These contributions also could have an adverse effect on the value of FHLB stock in the future.  In addition, the federal agency that regulates the FHLBs has required each  bank to register its stock with the SEC, which will increase the costs of each bank and may have other effects that are not possible to predict at this time.  Finally, the FHFB has adopted a rating system for all examinations after December 31, 2006.  Institutions will be given an exam score from 1 to 4 based on an evaluation of specified factors.  Ratings will not be made public.

For the year ended June 30, 2007, dividends paid by the FHLB of Cincinnati to the Association totaled $110,900, which constitutes a $16,400 increase over the amount of dividends received in fiscal year 2006.  The $30,000 dividend for the quarter ended June 30, 2007 reflects an annualized rate of 6.5%.

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

31.

Index

ITEM 1 - DESCRIPTION OF BUSINESS  (Continued)

A portion of the Association’s reserves for losses on loans may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses).  As of June 30, 2007, the portion of the Association’s reserves subject to this treatment for tax purposes totaled approximately $2.2 million.

Peoples and the Association file consolidated federal income tax returns on a fiscal year basis using the accrual method of accounting.

The Corporation has been audited by the IRS, or the statute of limitations for assessment has closed, with respect to federal income tax returns through June 30, 2003.  With respect to years examined by the IRS, either all deficiencies have been satisfied or sufficient reserves have been established to satisfy asserted deficiencies.  In the opinion of management, any examination of still open returns (including returns of subsidiaries and predecessors of, or entities merged into the Corporation) would not result in a deficiency that could have a material adverse effect on the financial condition of the Corporation.

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

32.

Index

ITEM 1 - DESCRIPTION OF BUSINESS  (Continued)

Employees

At June 30, 2007, the Association had a total of 32 full-time employees, 14 of whom have been employed by the Association for at least 10 years, and 7 part-time employees.  None of the Association’s employees are represented by any collective bargaining group.  Management considers its employee relations to be good.

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

David R. Fogt.  Mr. Fogt, age 56, is Vice President of Operations of the Association.  He is responsible for daily operational issues, overseeing information technology systems and core processing.  He is also the Bank Secrecy Act officer.  He has been employed by the Association since 1983.

Gary N. Fullenkamp. Mr. Fullenkamp, age 51, is Vice President of Mortgage Loans and Corporate Secretary of the Association.  He is responsible for mortgage lending operations of the Association, including underwriting and processing of mortgage loan activity. He has been employed by the Association since 1979.

Debra A. Geuy.  Mrs. Geuy, age 49, is Chief Financial Officer and Treasurer of the Association.  She is responsible for all financial and fiscal management aspects of the Association’s operations, including business planning, accounting and budgeting efforts.  She has been employed by the Association since 1978.

33.

Index

ITEM 2 - DESCRIPTION OF PROPERTY

The following table sets forth information concerning the main and branch offices and a drive-in facility of the Association at June 30, 2007.  The Association believes that its current facilities are adequate.  The Association also maintains a 24-hour ATM at its main and branch office locations.

	Year Opened	Owned or Leased	Net Book Value at June 30, 2007
Main Office
101 East Court Street	1917	Owned	$434,496
Sidney, Ohio 45365

Drive-In
232 South Ohio Avenue	1971	Owned	$139,820
Sidney, Ohio 45365

Anna Branch
403 South Pike Street	1998	Owned	$497,836
Anna, Ohio 45302

Jackson Center Branch
115 East Pike Street	1998	Owned	$367,411
Jackson Center, Ohio 45334

Sidney Wal-Mart Branch
2400 West Michigan Avenue	2001	Leased	$122,115
Sidney, Ohio 45365

The Association’s depositor and borrower customer files are maintained by an independent data processing company.  The net book value of the data processing and computer equipment utilized by the Association at June 30, 2007 was approximately $99,457.

ITEM 3 – LEGAL PROCEEDINGS

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

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended June 30, 2007.

34.

Index

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Page 4 of Peoples’ 2007 Annual Report to Stockholders, attached hereto as Exhibit 13, is incorporated herein by reference.

ITEM 6 – MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Pages 8 through 20 of the Peoples’ 2007 Annual Report to Stockholders, attached hereto as Exhibit 13, are incorporated herein by reference.

ITEM 7 - FINANCIAL STATEMENTS

Pages 22 through 51 of the Peoples’ 2007 Annual Report to Stockholders, attached hereto as Exhibit 13, are incorporated herein by reference.

ITEM 8 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A(T) – CONTROLS AND PROCEDURES

The Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined Rules 13a-15(e) and 15d-15(e) of the securities Exchange Act of 1934 (Exchange Act) as of the end of the period covered by the report.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2007 our disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules an forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There have not been any changes in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that companies evaluate and annually report on their systems of internal control over financial reporting. We will begin the process of evaluating, documenting and testing our system of internal control over financial reporting to provide the basis for our report that we anticipate, for the first time, will be a required part of our annual report on Form 10-KSB for the fiscal year ending June 30, 2008. Due to the ongoing evaluation and testing of our internal

35.

Index

controls, there can be no assurance that if any control deficiencies are identified they will be corrected before the end of the 2008 fiscal year, or that there may not be significant deficiencies or material weaknesses that would be required to be reported. In addition, we expect the evaluation process and any required remediation, if applicable, to increase our accounting, legal and other costs and divert management resources from core business operations.

ITEM 8B – OTHER INFORMATION

Not applicable.

36.

Index

PART III

ITEM 9 – DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors

Information concerning directors of Peoples is incorporated herein by reference from Peoples’ definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2007, which was filed with the SEC on September 11, 2007.

Executive Officers

Information concerning the executive officers of Peoples who are not directors is incorporated by reference from Part I of this Form 10-KSB under the caption “Executive Officers of the Registrant Who Are Not Directors.”

Section 16(a) Beneficial Ownership Reporting Compliance

Information concerning compliance with Section 16(a) reporting requirements by Peoples’ directors and executive officers is incorporated herein by reference from the Peoples’ definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2007, which was filed with the SEC on September 11, 2007.

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

ITEM 10 – EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated herein by reference from Peoples’ definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2007, which was filed with the SEC on September 11, 2007.

ITEM 11 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from Peoples’ definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2007, which was filed with the SEC on September 11, 2007.

37.

Index

The following table provides information as of June 30, 2007 related to our equity compensation plans in effect at that time.

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders.	119,972	$16.04	58,566

Additional information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2007, a copy of which was filed with the SEC on September 11, 2007.

ITEM 12 – CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information concerning certain relationships, related transactions and director independence is incorporated herein by reference from Peoples’ definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2007, which has been filed with the SEC on September 11, 2007.

38.

Index

ITEM 13 - EXHIBITS

Regulation S-B Exhibit Number	Description of Document	Incorporation by Reference to Prior Filing or Exhibit Number Attached Hereto

3(i)	Certificate of Incorporation	*

3(ii)	By-Laws	*

4	Instruments defining the rights of holders, including indentures	*

10.1	Employee Stock Ownership Plan	*

10.2	Form of Employment Agreement with Douglas Stewart	*

10.3	Forms of Employment Agreements with David R. Fogt, Gary N. Fullenkamp, Debra A. Geuy and Steven Goins	*

10.4	401(k) Plan	*

10.5	Incentive Bonus Plan	*

10.6	Peoples-Sidney Financial Corporation Amended and Restated 1998 Stock Option and Incentive Plan	**

10.7	Peoples-Sidney Financial Corporation Amended and Restated 1998 Management Recognition Plan	**

11	Statement re: computation of per-share earnings	See Note 16 to the Consolidated Financial Statements on pages 48-49 of the 2007 Annual Report Stockholders attached hereto as Exhibit 13

13	Annual report to Stockholders	13

14	Code of Ethics for the Principal Executive Officer and Senior Financial Officer of Peoples-Sidney Financial Corporation	14

21	Subsidiaries of Registrant	21

23	Consents of experts and counsel	23

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.1

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.2

39.

Index

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.2

*	Filed as an exhibit to the Registrant’s Form S-1 registration statement (File No. 333-20461) and incorporated herein by reference.

**	Filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 1999 (File No. 0-22223) and incorporate herein by reference.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning principal accountant fees and services is incorporated herein by reference from Peoples’ definitive Proxy Statement for The Annual Meeting of Stockholders to be held in 2007, which was filed with the SEC on September 11, 2007.

40.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the under signed, thereunto duly authorized.

September 28, 2007	PEOPLES-SIDNEY FINANCIAL CORPORATION
Date
	By:	/s/DOUGLAS STEWART
Douglas Stewart
President, CEO and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on September 28, 2007.

Signatures	Signatures

/s/ DOUGLAS STEWART	/s/JAMES W. KERBER
Douglas Stewart	James W. Kerber
Douglas Stewart, President, CEO and Director	Director
September 28, 2007	September 28, 2007

/s/RICHARD T. MARTIN	/s/JOHN W. SARGEANT
Richard T. Martin	John W. Sargeant
Chairman of the Board	Director
September 28, 2007	September 28, 2007

/s/HARRY N. FAULKNER	/s/DEBRA A. GEUY
Harry N. Faulkner	Debra A. Geuy
Director	Chief Financial Officer and Treasurer
September 28, 2007	September 28, 2007

41.