Form 10QSB
period 2007-09-30
PEOPLES SIDNEY FINANCIAL CORP
filed 2007-11-14
CIK 1031340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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
Yes             ☐          No             ☒

As of November 8, 2007, the latest practicable date, 1,361,048 shares of the issuer’s common shares, $.01 par value, were issued and outstanding.

Transitional Small Business Disclosure Format (Check One):
Yes            ☐           No           ☒

1.

PEOPLES-SIDNEY FINANCIAL CORPORATION

2.

Index

PEOPLES-SIDNEY FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2007 AND JUNE 30, 2007

Item 1.  Financial Statements
	September 30,	June 30,
	2007	2007
	(Unaudited)
ASSETS
Cash and due from financial institutions	$1,247,004	$1,065,054
Interest-bearing deposits in other financial institutions	4,244,107	4,117,144
Overnight deposits	--	2,000,000
Total cash and cash equivalents	5,491,111	7,182,198
Securities available for sale	4,930,950	4,847,820
Federal Home Loan Bank stock	1,820,800	1,820,800
Loans, net of allowance of $749,000 and $664,800	120,939,243	121,487,075
Accrued interest receivable	948,629	795,326
Premises and equipment, net	1,829,992	1,864,053
Other real estate owned and repossessions	228,000	143,482
Other assets	149,720	167,540

Total assets	$136,338,445	$138,308,294

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$80,821,383	$82,479,470
Borrowed funds	37,859,809	38,189,030
Accrued interest payable and other liabilities	637,363	704,238
Total liabilities	119,318,555	121,372,738

Common stock in ESOP subject to repurchase obligation	1,619,402	1,677,238

Preferred stock, $.01 par value, 500,000 shares authorized, none issued and outstanding	--	--
Common stock, $.01 par value, 3,500,000 shares authorized, 1,785,375 shares issued	16,569	16,569
Additional paid-in capital	9,230,379	9,169,858
Retained earnings	11,700,000	11,702,607
Treasury stock, 424,327 shares, at cost	(5,198,322)	(5,198,322)
Unearned employee stock ownership plan shares	(303,594)	(333,042)
Accumulated other comprehensive loss	(44,544)	(99,352)
Total shareholders’ equity	15,400,488	15,258,318

Total liabilities and shareholders’ equity	$136,338,445	$138,308,294

See accompanying notes to consolidated financial statements.

3.

Index

PEOPLES-SIDNEY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Unaudited)

	Three Months Ended
	September 30,
	2007	2006

Interest income
Loans, including fees	$2,134,017	$2,100,108
Securities	57,590	55,590
Demand, time and overnight deposits	53,369	27,808
Dividends on Federal Home Loan Bank Stock	29,831	25,625
Total interest income	2,274,807	2,209,131

Interest expense
Deposits	588,838	495,019
Borrowed funds	508,679	530,833
Total interest expense	1,097,517	1,025,852

Net interest income	1,177,290	1,183,279

Provision for loan losses	85,489	(47,952)

Net interest income after provision for loan losses	1,091,801	1,231,231

Noninterest income
Service fees and other charges	27,877	32,361
Gain (loss) on sale of REO and repossessions	4,554	(120)
Mortgage banking income	9,582	--
Total noninterest income	42,013	32,241

Noninterest expense
Compensation and benefits	431,021	436,091
Director fees	24,300	24,300
Occupancy and equipment	95,332	89,051
Computer processing	81,308	90,997
Professional services	43,406	44,208
State franchise taxes	51,419	54,450
Other	78,807	77,388
Total noninterest expense	805,593	816,485

Income before income taxes	328,221	446,987

Income tax expense	117,600	157,500

Net income	$210,621	$289,487

Earnings per common share - basic	$0.16	$0.21

Earnings per common share - diluted	$0.16	$0.21

See accompanying notes to consolidated financial statements.

4.

Index

PEOPLES-SIDNEY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Unaudited)

	Three Months Ended
	September 30,
	2007	2006

Net income	$210,621	$289,487

Other comprehensive income (loss)
Unrealized holding gains and (losses) on available-for-sale securities	83,041	95,065
Tax effect	(28,233)	(32,322)
Other comprehensive income (loss)	54,808	62,743

Comprehensive income	$265,429	$352,230

See accompanying notes to consolidated financial statements.

5.

Index

PEOPLES-SIDNEY FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ EQUITY
THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Unaudited)

	Three Months Ended
	September 30,
	2007	2006

Balance, beginning of period	$15,258,318	$15,499,512

Net income for period	210,621	289,487

Cash dividends, $.16 and $.16 per share for the three months ended September 30, 2007 and 2006	(213,228)	(216,584)

Purchase of 8,380 shares of treasury stock for the three months ended September 30, 2006, at cost	--	(125,700)

Commitment to release 2,510 and 2,654 employee stock ownership plan shares for the three months ended September 30, 2007 and 2006, at fair value	32,133	39,597

Change in fair value of common stock subject to repurchase obligation for the three months ended September 30, 2007 and 2006	57,836	(11,791)

Change in fair value on securities available for sale, net of tax	54,808	62,743

Balance, end of period	$15,400,488	$15,537,264

See accompanying notes to consolidated financial statements.

6.

Index

PEOPLES-SIDNEY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Unaudited)

	Three Months Ended
	September 30,
	2007	2006
Cash flows from operating activities
Net income	$210,621	$289,487
Adjustments to reconcile net income to net cash from operating activities
Depreciation	41,872	40,438
Provision for loan losses	85,489	(47,952)
Net accretion on securities	(89)	(90)
Proceeds from sale of loans in secondary market	351,993	--
Loans disbursed for sale in secondary market	(347,404)	--
Gain on sale of loans	(9,671)	--
Amortization of mortgage servicing rights	139	--
(Gain) loss on sale of REO and repossessions	(4,554)	120
FHLB stock dividends	--	(25,600)
Compensation expense for ESOP shares	32,133	39,597
Change in:
Accrued interest receivable and other assets	(130,541)	92,057
Accrued expense and other liabilities	(95,108)	(89,052)
Deferred loan fees	(10,456)	(12,867)
Net cash from operating activities	124,424	286,138

Cash flows from investing activities
Net change in loans	244,800	(13,420)
Premises and equipment expenditures	(7,811)	(4,210)
Proceeds from sale REO and repossessions	148,036	100,301
Net cash from investing activities	385,025	82,671

Cash flows from financing activities
Net change in deposits	(1,658,087)	(2,170,606)
Net change in short-term FHLB advances	--	3,250,000
Repayments of long-term FHLB advances	(329,221)	(378,750)
Cash dividends paid	(213,228)	(216,584)
Purchase of treasury stock	--	(125,700)
Net cash from financing activities	(2,200,536)	358,360

Net change in cash and cash equivalents	(1,691,087)	727,169
Cash and cash equivalents at beginning of period	7,182,198	4,714,929

Cash and cash equivalents at end of period	$5,491,111	$5,442,098

Supplemental disclosures of cash flow information
Cash paid during the period for
Interest	$1,087,718	$1,009,129
Income taxes	30,000	65,000

Noncash transactions
Transfer from loans to other real estate owned	$228,000	$--

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

These interim consolidated financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of the Corporation at September 30, 2007 and its results of operations and cash flows for the periods presented.  All such adjustments are normal and recurring in nature.  The accompanying consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not purport to contain all the necessary financial disclosures required by U.S. generally accepted accounting principles that might otherwise be necessary in the circumstances, and should be read in conjunction with the consolidated financial statements and notes thereto of the Corporation for the fiscal year ended June 30, 2007, included in the Corporation’s 2007 Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007.  Reference is made to the accounting policies of the Corporation described in the notes to consolidated financial statements contained in such report.  The Corporation has consistently followed these policies in preparing this Form 10-QSB.

Nature of Operations:  The Corporation provides financial services through its main office in Sidney, Ohio, and branch offices in Sidney, Anna and Jackson Center, Ohio.  Its primary deposit products are checking, savings and term certificate accounts, and its primary lending products are residential mortgage, commercial and installment loans.  Substantially all loans are secured by specific items of collateral including business assets, consumer assets and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses.  There are no significant concentrations of loans to any one industry or customer.  However, the customers’ ability to repay their loans is dependent on the real estate and general economic conditions in the area. Substantially all revenues and services are derived from financial institution products and services in Shelby County and contiguous counties.  Management considers the Corporation to operate primarily in one segment, banking.

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

PEOPLES-SIDNEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Adoption of New Accounting Standards:  In February, 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments”.  This statement clarifies the treatment of derivatives that are freestanding or embedded as part of a beneficial interest in a securitized financial asset.  This statement was effective July 1, 2007.  The adoption of this pronouncement did not have a material impact on the consolidated financial statements.

In March, 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets”.  This statement allows the entity to choose the amortization method or the fair value method to account for each separately recognized servicing asset or liability.  This statement was effective July 1, 2007.  The adoption of this pronouncement did not have a material impact on the consolidated financial statements.

In June 2006, the FASB issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 106”, which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109, Accounting for Income Taxes.  FIN 48 prescribes a recognition and measurement threshold for a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 was effective July 1, 2007.  The impact of adopting FIN 48 was not material to the consolidated financial statements.

The Corporation and its subsidiary are subject to U.S. federal income tax as well as various other state income taxes.  The Corporation is no longer subject to examination by taxing authorities for fiscal years prior to June 30, 2003.  The Corporation does not expenct the total amount of unrecognized tax benefit to significantly increase in the next twelve months.

The Corporation recognizes interest related to income tax matters as interest expense and penalties related in income tax matters as other expense.  The Corporation did not have any amounts accrued for interest and penalties at either July 1, 2007 or September 30, 2007.

Effect of Newly Issued But Not Yet Effective Accounting Standards:  In September 2006, FASB issued SFAS Statement No. 157, Fair Value Measurement (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS No. 157 does not require any new fair value measurements.  This statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  The Corporation has not yet determined the effect, if any, that the application of SFAS No. 157 will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115, (“SFAS No. 159”).  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates.  If the fair value option is elected, a business entity shall report unrealized gains and losses on elected items in earnings at each subsequent reporting date.  Upon initial adoption of this Statement, an entity is permitted to elect the fair value option for available-for-sale and held-to-maturity securities previously accounted for under SFAS Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”).  The effect of reclassifying those securities into the trading category should be included in a cumulative-effect adjustment of retained earnings and not in current-period earnings and should be separately disclosed.  SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007.  The Corporation has not yet determined the effect, if any, that the application of SFAS No. 159 will have on its consolidated financial statements.

(Continued)

9.

Index

PEOPLES-SIDNEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – SECURITIES AVAILABLE FOR SALE

Securities available for sale were as follows.

		Gross	Gross
	Fair	Unrealized	Unrealized
	Value	Gains	Losses
September 30, 2007
U.S. Government agencies	$4,930,950	$2,332	$(69,825)

June 30, 2007
U.S. Government agencies	$4,847,820	$--	$(150,534)

Contractual maturities of securities available for sale at September 30, 2007 were as follows.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Fair
Value

Due in less than one year	$1,000,310
Due after one year through five years	2,001,880
Due after five years through ten years	1,928,760

$4,930,950

A security pledged to secure public deposits and repurchase agreements had a carrying amount of $1,929,000 at September 30, 2007 and $1,863,000 at June 30, 2007.  There were no sales of securities available for sale during the three months ended September 30, 2007 or 2006.

Securities with unrealized losses at September 30, 2007 and June 30, 2007, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows.

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

September 30, 2007

U.S. Government agencies	$--	$--	$1,928,760	$(69,825)	$1,928,760	$(69,825)

June 30, 2007

U.S. Government agencies	$--	$--	$4,847,820	$(150,534)	$4,847,820	$(150,534)

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

10.

Index

PEOPLES-SIDNEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 - LOANS

Loans were as follows.

	September 30,	June 30,
	2007	2007
Mortgage loans:
1-4 family residential	$85,427,894	$86,555,451
Multi-family residential	4,211,596	4,232,326
Commercial real estate	14,535,121	13,893,048
Real estate construction and development	1,690,258	1,522,448
Land	2,765,896	2,891,359
Total mortgage loans	108,630,765	109,094,632
Consumer loans	5,148,810	5,357,102
Commercial loans	8,247,210	8,049,139
Total loans	122,026,785	122,500,873
Less:
Allowance for loan losses	(749,000)	(664,800)
Deferred loan fees	(338,542)	(348,998)

	$120,939,243	$121,487,075

At September 30, 2007 and June 30, 2007, there were no loans held for sale.  Mortgage loans serviced for others are not reported as assets.  The principal balance of these loans was $506,613 at September 30, 2007 and $159,819 at June 30, 2007.  Servicing rights associated with the serviced loans totaled $7,087 at September 30, 2007 and $2,145 at June 30, 2007.

Activity in the allowance for loan losses is summarized as follows.

	Three Months Ended
	September 30,
	2007	2006

Balance at beginning of period	$664,800	$893,600
Provision for losses	85,489	(47,952)
Charge-offs	(2,827)	(6,000)
Recoveries	1,538	352

Balance at end of period	$749,000	$840,000

(Continued)

11.

Index

PEOPLES-SIDNEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

Impaired loans were as follows.
	September 30,	June 30,
	2007	2007

Period-end impaired loans with no allowance for loan losses allocated	$--	$--
Period-end impaired loans with allowance for loan losses allocated	380,000	246,000
Amount of the allowance allocated to impaired loans	124,000	35,000

	Three Months Ended
	September 30,
	2007	2006

Average of impaired loans during the period	$470,000	$167,000
Interest income recognized during the period	13,007	1,699
Cash-basis interest income recognized	13,007	1,699

Nonperforming loans were as follows.

	September 30,	June 30,
	2007	2007

Loans past due over 90 days still on accrual	$401,000	$69,000
Nonaccrual loans	1,541,000	1,772,000

Nonperforming loans include smaller balance homogeneous loans, such as residential mortgage and consumer loans that are collectively evaluated for impairment and individually classified impaired loans.

(Continued)

12.

Index

PEOPLES-SIDNEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 - BORROWED FUNDS

At September 30, 2007 and June 30, 2007, the Association had a cash management line of credit enabling it to borrow up to $8,000,000 from the Federal Home Loan Bank of Cincinnati (“FHLB”).  The Association has the option of selecting a variable rate of interest for up to 90 days or a fixed rate for a maximum of 30 days on the cash management advances.  The line of credit must be renewed on an annual basis.  There were no outstanding borrowings on this line of credit at September 30, 2007 and June 30, 2007.

As a member of the FHLB system, the Association has the ability to obtain borrowings up to a maximum total of $59.3 million including the cash management line of credit as of September 30, 2007.  Advances from the Federal Home Loan Bank were as follows.

	September 30,	June 30,
	2007	2007

4.88% FHLB fixed-rate advance, due January 25, 2008	2,000,000	2,000,000
6.13% FHLB fixed-rate advance, due June 25, 2008	7,000,000	7,000,000
5.16% FHLB fixed-rate advance, due March 13, 2009	3,000,000	3,000,000
6.00% FHLB convertible advance, fixed-rate until December 2007, due June 11, 2009	5,000,000	5,000,000
4.42% FHLB fixed-rate advance, due July 9, 2010	2,000,000	2,000,000
6.27% FHLB convertible advance, fixed-rate until December 2007, due September 8, 2010	5,000,000	5,000,000
5.12% FHLB fixed-rate advance, due October 31, 2011	5,000,000	5,000,000
5.30% select pay mortgage-matched advance, final maturity May 1, 2011	456,159	484,157
5.35% select pay mortgage-matched advance, final maturity July 1, 2011	951,012	1,118,371
3.92% select pay mortgage-matched advance, final maturity November 1, 2012	460,417	480,421
3.55% select pay mortgage-matched advance, final maturity March 1, 2013	593,495	617,819
4.10% select pay mortgage-matched advance, final maturity March 1, 2015	503,660	517,930
4.09% select pay mortgage-matched advance, final maturity November 1, 2017	486,696	496,302
3.31% select pay mortgage-matched advance, final maturity April 1, 2019	499,727	508,543
4.72% select pay mortgage-matched advance, final maturity November 1, 2022	2,044,419	2,067,366
4.38% select pay mortgage-matched advance, final maturity December 1, 2022	679,979	687,777
3.92% select pay mortgage-matched advance, final maturity December 1, 2022	543,217	549,696
3.64% select pay mortgage-matched advance, final maturity March 1, 2023	1,641,028	1,660,648

	$37,859,809	$38,189,030

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

Maturities of FHLB advances for the next five years and thereafter were as follows.

Year ended September 30,
2008	$10,560,361
2009	9,378,268
2010	8,221,737
2011	1,026,558
2012	5,724,176
Thereafter	2,948,709

$37,859,809

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

The contractual amount of financial instruments with off-balance-sheet risk was as follows.

	September 30,	June 30,
	2007	2007

1-4 family residential real estate – fixed rate	$176,000	$219,000
1-4 family residential real estate – variable rate	442,000	366,000
Commercial real estate – fixed rate	364,000	232,000
Commercial lines of credit – variable rate	5,281,000	5,324,000
Home equity lines of credit – variable rate	882,000	974,000

The interest rate on fixed-rate commitments were 7.25 to 7.75% at September 30, 2007 and 7.25% to 8.13% at June 30, 2007.  Commitments to make loans are generally made for a period of 30 days or less.  The maximum maturity for fixed-rate commitments range from 10 years to 20 years.

At September 30, 2007 and June 30, 2007, the Corporation was required to have $214,000 and $295,000 on deposit with its correspondent banks as a compensating clearing requirement.

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

NOTE 6 – EARNINGS PER SHARE

The factors used in the earnings per share computation follow.

	Three Months Ended
	September 30,
	2007	2006
Basic Earnings Per Common Share

Net income	$210,621	$289,487

Weighted average common shares outstanding	1,361,048	1,386,636
Less: Average unallocated ESOP shares	(27,125)	(37,669)
Weighted average common shares outstanding for basic earnings per common share	1,333,923	1,348,967

Basic earnings per common share	$0.16	$0.21

Diluted Earnings Per Common Share

Net income	$210,621	$289,487

Weighted average common shares outstanding for basic earnings per common share	1,333,923	1,348,967
Add: Dilutive effects of assumed exercises of stock options	--	--
Weighted average common shares and dilutive potential common shares outstanding	1,333,923	1,348,967

Diluted earnings per common share	$0.16	$0.21
Average stock options not considered in calculation because they were not dilutive	119,972	128,898

15.

Index

PEOPLES-SIDNEY FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Unaudited)

Item 2.  Management’s Discussion and Analysis

Introduction

In the following pages, management presents an analysis of the consolidated financial condition of the Corporation as of September 30, 2007, compared to June 30, 2007, and results of operations for the three months ended September 30, 2007, compared with the same period in 2006.  This discussion is designed to provide a more comprehensive review of operating results and financial position than could be obtained from an examination of the consolidated financial statements alone.  This analysis should be read in conjunction with the interim consolidated financial statements and related footnotes included herein.

Overview and Outlook

Currently, the Open Market Committee of the Federal Reserve System has responded to economic conditions by lowering the Fed funds rate.  The two recent decreases of 0.50% and 0.25% should have a positive effect.  Locally, the depressed housing market still exists with properties taking longer periods of time to sell.  The short-term interest rates have responded to market conditions, however long-term rates have not seen much decline as of yet.

Attracting savings deposits remains an issue for financial institutions throughout the country and our institution is no different.  With higher fuel costs and upcoming higher heating costs, customers remain “pinched” as to disposable income and find saving money difficult.  We expect this scenario to continue throughout the balance of 2007.

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

Financial Condition

Total assets at September 30, 2007 were $136.3 million compared to $138.3 million at June 30, 2007, a decrease of $2.0 million.  The decrease in total assets was primarily due to a decrease in cash and cash equivalents of $1.7 million, coupled with a decrease of $0.6 million in loans.

Cash and cash equivalents decreased $1.7 million from $7.2 million at June 30, 2007 to $5.5 million at September 30, 2007.  The decrease was primarily attributed to a decrease of $2.0 million in overnight deposits partially offset by a combined increase of $0.3 million in interest-bearing deposits that we hold in other financial institutions and cash and due from other financial institutions.  The decrease in cash and equivalents resulted from a decrease in deposits.

(Continued)

16.

Index

PEOPLES-SIDNEY FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Unaudited)

The securities portfolio, which is classified as available for sale, increased $83,000 from $4,848,000 at June 30, 2007 to $4,931,000 at September 30, 2007.  The increase is due to an increase in the fair value of the securities during the reporting period.  See Note 2 of Notes to Consolidated Financial Statements.

Total loans decreased $0.6 million from $121.5 million at June 30, 2007 to $120.9 million at September 30, 2007.  The most significant changes occurred in one- to four-family residential loans, which decreased $1.1 million partially offset by an increase of $0.6 million in commercial real estate loans.  The remaining loan categories had nominal changes that combined for a net increase of $11,000.  The decrease in the loan portfolio resulted primarily from the general slow down in the residential housing market.  The increase in commercial real estate resulted primarily from increased activity in agricultural farm loans.  See Note 3 of Notes to Consolidated Financial Statements.

Premises and equipment decreased $34,000 from $1,864,000 at June 30, 2007 to $1,830,000 at September 30, 2007.  This decrease resulted from normal depreciation of existing assets partially offset by equipment purchases and routine improvements to the office building.

Other real estate owned increased $85,000 to $228,000 at September 30, 2007 as a result of the addition of a one- to four-family residential property acquired through foreclosure during the recent three-month period.  Offsetting this increase was the sale of a one-to four-family residential property that was purchased at sheriff’s sale during fiscal 2007.  The sale resulted in a gain of $4,600.

Total deposits decreased $1.7 million from $82.5 million at June 30, 2007 to $80.8 million at September 30, 2007.  The most significant changes occurred in money market accounts, which decreased $1.5 million.  NOW and savings accounts decreased $282,000 and $264,000, respectively and commercial checking accounts also decreased $84,000.  The only increase in deposits occurred in certificate accounts, which increased $466,000.  Local competition, the attractiveness of the stock market and economic demands continue to limit the availability of deposit funds.

Borrowed funds decreased $0.3 million from $38.2 million at June 30, 2007 to $37.9 million at September 30, 2007.  This decrease was the result the scheduled repayments of mortgage-matched advances.  Borrowed funds represent a significant portion of our liabilities, and we expect this mix of deposits and borrowed funds will continue for the foreseeable future.  See Note 5 of Notes to Consolidated Financial Statements.

(Continued)

17.

Index

PEOPLES-SIDNEY FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Unaudited)

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

Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006

Net Income.  The Corporation earned net income of $211,000 for the three months ended September 30, 2007 compared to $289,000 for the three months ended September 30, 2006.  Increased provision for loan losses caused the decline in net income.  Various components of our income statement are discussed as follows.

Net Interest Income.  Net interest income totaled $1,177,000 for the three months ended September 30, 2007 compared to $1,183,000 for the three months ended September 30, 2006, representing a decrease of $6,000.  The decrease was the result of a decrease in the total of average net earning assets coupled with a slight decrease in the net interest rate spread between interest earning assets and interest bearing liabilities during the current period.  This resulted in a greater increase in interest expense as compared to the increase in interest income.

Interest and fees on loans increased $34,000 from $2,100,000 for the three months ended September 30, 2006 to $2,134,000 for the three months ended September 30, 2007.  The increase in interest income was due primarily to an increase in the average yield earned partially offset by a lower average balance of loans.  The average balance of loans decreased to $121.1 million with an average yield of 7.05% for the three months ended September 30, 2007 compared to an average balance of $124.0 million with an average yield of 6.78% for the same three month period last year.

Interest on securities increased $2,000 due to an increase in the average yield earned during the current period.  Interest on demand, time and overnight deposits increased $25,000 to $53,000 for the three months ended September 30, 2007 as compared to $28,000 for the same period last year.  The increase in interest earned on deposits with other financial institutions was the result of an increase in the average balance coupled with a higher average yield earned on such deposits.

Dividends on FHLB stock increased $4,000 over the comparable period due to an increase in the dividend rate paid by the FHLB coupled with a higher average balance.

Interest paid on deposits increased $94,000 from $495,000 for the three months ended September 30, 2006 to $589,000 for the three months ended September 30, 2007.  The increase resulted from an increase in the average interest rate paid on deposits coupled with an increase in the average balance of deposits.  The average balance of deposits for the three months ended September 30, 2007 was $80.4 million at an average cost of 2.91% compared to an average balance of $79.8 million at an average cost of 2.46% for the three months ended September 30, 2006.

(Continued)

18.

Index

PEOPLES-SIDNEY FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Unaudited)

Interest paid on borrowed funds totaled $509,000 for the three months ended September 30, 2007 compared to $531,000 for the three months ended September 30, 2006.  The decrease of $22,000 in interest expense on borrowed funds resulted from a decrease in the average balance of borrowed funds.  The average balance of borrowed funds for the three months ended September 30, 2007 was $37.9 million at an average cost of 5.32% compared to an average balance of $39.6 million at an average cost of 5.31% for the three months ended September 30, 2006.

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

The provision for loan losses increased $133,000 from a negative provision of $48,000 for the three months ended September 30, 2006 to a provision of $85,000 for the three months ended September 30, 2007.  The negative provision in the prior year quarter was primarily the result of the positive resolution of a commercial loan that had a specific loss allocation of $80,000 at June 30, 2006.  The majority of the increase in the provision for loan losses in the current year quarter is largely due to increases in specific allocations on impaired loans.  The remaining amount recorded for provision for loan losses in the current year quarter was due to an overall increase in nonperforming loans since June 30, 2007.  The level of nonperforming loans at September 30, 2007 was $1,942,000 compared to $1,867,000 at September 30, 2006.  The allowance for loan losses totaled $749,000, or 0.62% of gross loans receivable net of deferred loan origination fees and 38.6% of total nonperforming loans at September 30, 2007.  This compares to $840,000, or 0.67% of gross loans receivable, net of deferred loan origination fees and 45.0% of total nonperforming loans at September 30, 2006.  Overall, the Corporation’s charge-off history remains modest and is the product of a variety of factors, including the Corporation’s underwriting guidelines, which generally require a loan-to-value or projected completed value ratio of 80% for purchase or construction of one- to four-family residential properties and 75% for commercial real estate and land loans, established income information and defined ratios of debt to income.

Noninterest income.  Noninterest income, which includes service fees, other miscellaneous income, the net gain or loss on the sale of real estate owned and mortgage banking income, increased $10,000 from $32,000 for the three months ended September 30, 2006 to $42,000 for the three months ended September 30, 2007.  This is primarily due to an increase of $10,000 in mortgage banking income over the same period last year since the Corporation did not begin selling loans in the secondary market until January 2007.

Noninterest expense.  Noninterest expense totaled $806,000 for the three months ended September 30, 2007 compared to $816,000 for the three months ended September 30, 2006, a decrease of $10,000.  The most significant change occurred in computer processing expense, which decreased $10,000 primarily due to a decrease in ATM processing expense.

Income Tax Expense.  Income tax expense totaled $118,000 for the three-month period ended September 30, 2007 and $158,000 for the three-month period ended September 30, 2006.  The decrease in income tax is reflective of a decrease in income before income taxes for the current period.  The effective tax rate was 35.8% and 35.2% for the three months ended September 30, 2007 and 2006.

(Continued)

19.

Index

PEOPLES-SIDNEY FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Unaudited)

Liquidity and Capital Resources

The Corporation’s liquidity, primarily represented by cash and cash equivalents, is a result of operating, investing and financing activities.  These activities are summarized below for the three months ended September 30, 2007 and 2006.

	Three Months
	Ended September 30,
	2007	2006
	(Dollars in thousands)

Net income	$211	$289
Adjustments to reconcile net income to net cash from operating activities	(87)	(3)
Net cash from operating activities	124	286
Net cash from investing activities	385	83
Net cash from financing activities	(2,200)	358
Net change in cash and cash equivalents	(1,691)	727
Cash and cash equivalents at beginning of period	7,182	4,715

Cash and cash equivalents at end of period	$5,491	$5,442

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

The Corporation also has the ability to borrow from the FHLB up to a maximum total of $59.3 million including the cash management line of credit.  See Note 5 of the Notes to Consolidated Financial Statements for a detail of the Corporation’s borrowings from the FHLB at September 30, 2007.

At September 30, 2007, the Corporation had commitments to originate fixed-rate loans totaling $540,000 and variable-rate loans totaling $442,000.  Loan commitments are generally extended for 30 days.  See Note 6 of the Notes to Consolidated Financial Statements for a detail of the Corporation’s loan commitments at September 30, 2007.  The Office of Thrift Supervision regulations require the Corporation’s insured subsidiary to maintain a safe and sound level of liquid assets.  The Corporation considers its liquidity sufficient to meet its outstanding short and long-term needs.

(Continued)

20.

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

At September 30, 2007 and June 30, 2007, management believes the Association complies with all regulatory capital requirements, and is considered well-capitalized under the Federal Deposit Insurance Act.  To the best of management’s knowledge, no conditions or events have occurred subsequent to the last notification by regulators that management believes would have changed the Association’s category.

At September 30, 2007 and June 30, 2007, the Association’s actual capital levels, minimum required levels and levels to be considered “well-capitalized” were as follows.

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in Thousands)
September 30, 2007
Total capital to risk-weighted assets	$14,321	16.6%	$6,916	8.0%	$8,645	10.0%
Tier 1 (core) capital to risk-weighted assets	13,834	16.0	3,458	4.0	5,187	6.0
Tier 1 (core) capital to adjusted total assets	13,834	10.1	5,457	4.0	6,821	5.0
Tangible capital to adjusted total assets	13,834	10.1	2,046	1.5	N/A

June 30, 2007
Total capital to risk-weighted assets	$13,989	16.1%	$6,930	8.0%	$8,663	10.0%
Tier 1 (core) capital to risk-weighted assets	13,572	15.7	3,465	4.0	5,198	6.0
Tier 1 (core) capital to adjusted total assets	13,572	9.8	5,541	4.0	6,926	5.0
Tangible capital to adjusted total assets	13,572	9.8	2,078	1.5	N/A

21.

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2007 our disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

22.

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

23.

Index

PEOPLES-SIDNEY FINANCIAL CORPORATION
SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the small business issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 14, 2007	/s/ Douglas Stewart
Douglas Stewart
President and Chief Executive Officer

Date:	November 14, 2007	/s/ Debra Geuy
Debra Geuy
Chief Financial Officer

24.

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

 25.