Form 10QSB
period 2007-12-31
PEOPLES SIDNEY FINANCIAL CORP
filed 2008-02-14
CIK 1031340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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
Yes     ☐     No     ☒

As of February 8, 2008 the latest practicable date, 1,361,048 shares of the issuer’s common shares, $.01 par value, were issued and outstanding.

Transitional Small Business Disclosure Format (Check One):
Yes     ☐     No      ☒

1.

PEOPLES-SIDNEY FINANCIAL CORPORATION

2.

Index

PEOPLES-SIDNEY FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007 AND JUNE 30, 2007

Item 1.  Financial Statements

	December 31,	June 30,
	2007	2007
	(Unaudited)
ASSETS
Cash and due from financial institutions	$1,078,497	$1,065,054
Interest-bearing deposits in other financial institutions	3,513,213	4,117,144
Overnight deposits	1,800,000	2,000,000
Total cash and cash equivalents	6,391,710	7,182,198
Time deposits	1,000,000	--
Securities available for sale	3,001,570	4,847,820
Federal Home Loan Bank stock	1,820,800	1,820,800
Loans, net of allowance of $737,900 and $664,800	121,066,972	121,487,075
Accrued interest receivable	861,229	795,326
Premises and equipment, net	1,836,199	1,864,053
Other real estate owned and repossessions	438,463	143,482
Other assets	89,993	167,540

Total assets	$136,506,936	$138,308,294

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$81,559,741	$82,479,470
Borrowed funds	37,381,931	38,189,030
Accrued interest payable and other liabilities	595,573	704,238
Total liabilities	119,537,245	121,372,738

Common stock in ESOP subject to repurchase obligation	1,388,059	1,677,238

Preferred stock, $.01 par value, 500,000 shares
authorized, none issued and outstanding	--	--
Common stock, $.01 par value, 3,500,000 shares
authorized, 1,785,375 shares issued	16,569	16,569
Additional paid-in capital	9,461,176	9,169,858
Retained earnings	11,574,423	11,702,607
Treasury stock, 424,327 shares, at cost	(5,198,322)	(5,198,322)
Unearned employee stock ownership plan shares	(274,145)	(333,042)
Accumulated other comprehensive loss	1,931	(99,352)
Total shareholders’ equity	15,581,632	15,258,318

Total liabilities and shareholders’ equity	$136,506,936	$138,308,294

See accompanying notes to consolidated financial statements.

3.

Index

PEOPLES-SIDNEY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
THREE AND SIX MONTHS ENDED DECEMBER 31, 2007 AND 2006
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006

Interest income
Loans, including fees	$2,150,104	$2,137,853	$4,284,121	$4,237,961
Securities	50,759	53,146	108,349	108,736
Demand, time and overnight deposits	45,626	31,213	98,995	59,021
Dividends on Federal Home Loan Bank stock	32,126	27,127	61,957	52,752
Total interest income	2,278,615	2,249,339	4,553,422	4,458,470

Interest expense
Deposits	597,682	518,191	1,186,520	1,013,210
Borrowed funds	504,653	544,807	1,013,332	1,075,640
Total interest expense	1,102,335	1,062,998	2,199,852	2,088,850

Net interest income	1,176,280	1,186,341	2,353,570	2,369,620

Provision for loan losses	(2,220)	(21,145)	83,269	(69,097)

Net interest income after provision for loan losses	1,178,500	1,207,486	2,270,301	2,438,717

Noninterest income
Service fees and other charges	27,143	32,571	55,020	64,932
Gain (loss) on sale of REO and repossessions	--	--	4,554	(120)
Mortgage banking income	50	--	9,632	--
Total noninterest income	27,193	32,571	69,206	64,812

Noninterest expense
Compensation and benefits	430,534	427,449	861,555	863,540
Director fees	24,300	24,300	48,600	48,600
Occupancy and equipment	96,222	88,245	191,554	177,296
Computer processing	111,039	91,690	192,347	182,687
Professional services	55,733	38,005	99,139	82,213
State franchise taxes	51,417	54,450	102,836	108,900
Other	92,531	81,126	171,338	158,514
Total noninterest expense	861,776	805,265	1,667,369	1,621,750

Income before income taxes	343,917	434,792	672,138	881,779

Income tax expense	123,000	154,800	240,600	312,300

Net income	220,917	279,992	$431,538	$569,479

Earnings per common share - basic	$0.17	$0.21	$0.32	$0.42

Earnings per common share - diluted	$0.17	$0.21	$0.32	$0.42

See accompanying notes to consolidated financial statements.

4.

Index

PEOPLES-SIDNEY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE AND SIX MONTHS ENDED DECEMBER 31, 2007 AND 2006
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006

Net income	$220,917	$279,992	$431,538	$569,479

Other comprehensive income
Unrealized holding gains on
available-for-sale securities	70,416	7,725	153,457	102,790
Tax effect	(23,941)	(2,626)	(52,174)	(34,948)
Other comprehensive income	46,475	5,099	101,283	67,842

Comprehensive income	$267,392	$285,091	$532,821	$637,321

See accompanying notes to consolidated financial statements.

5.

Index

PEOPLES-SIDNEY FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ EQUITY
THREE AND SIX MONTHS ENDED DECEMBER 31, 2007 AND 2006
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006

Balance, beginning of period	$15,400,488	$15,537,264	$15,258,318	$15,499,512

Net income for period	220,917	279,992	431,538	569,479

Cash dividends, $.26 per share for
the three months ended December 31, 2007
and 2006, and $.42 per share for the six
months ended December 31, 2007 and 2006	(346,494)	(349,771)	(559,722)	(566,355)

Purchase of 23,220 and 31,600 shares of
treasury stock for the three and six months
ended December 31, 2006 at cost	--	(347,344)	--	(473,044)

Commitment to release 2,510 and 2,654
employee stock ownership plan shares for the
three months ended December 31, 2007 and
2006, and 5,020 and 5,308 employee stock
ownership plan shares for the six months
ended December 31, 2007 and 2006, at fair value	28,903	39,134	61,036	78,731

Change in fair value of common stock subject
to repurchase obligation for the three and six
months ended December 31, 2007 and 2006	231,343	96,685	289,179	84,894

Change in fair value on securities available for
sale, net of tax	46,475	5,099	101,283	67,842

Balance, end of period	$15,581,632	$15,261,059	$15,581,632	$15,261,059

See accompanying notes to consolidated financial statements.

6.

Index

PEOPLES-SIDNEY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED DECEMBER 31, 2007 AND 2006
(Unaudited)

	Six Months Ended
	December 31,
	2007	2006
Cash flows from operating activities
Net income	$431,538	$569,479
Adjustments to reconcile net income to net cash from
operating activities
Depreciation	84,231	81,024
Provision for loan losses	83,269	(69,097)
Net accretion on securities	(293)	(180)
Proceeds from sale of loans in secondary market	351,993	--
Loans disbursed for sale in secondary market	(347,404)	--
Gain on sale of loans	(9,671)	--
Amortization of mortgage servicing rights	322	--
(Gain) loss on sale of REO and repossessions	(4,554)	120
FHLB stock dividends	--	(52,700)
Compensation expense for ESOP shares	61,036	78,731
Change in:
Accrued interest receivable and other assets	16,404	84,652
Accrued expense and other liabilities	(160,839)	71
Deferred loan fees	(21,057)	(18,305)
Net cash from operating activities	484,975	673,795

Cash flows from investing activities
Purchase of time deposit	(1,000,000)	--
Proceeds from maturities of available for sale securities	2,000,000	500,000
Net change in loans	(80,572)	486,652
Premises and equipment expenditures	(56,377)	(8,572)
Proceeds from sale REO and repossessions	148,036	100,301
Net cash from investing activities	1,011,087	1,078,381

Cash flows from financing activities
Net change in deposits	(919,729)	(1,957,712)
Net change in short-term FHLB advances	--	(3,000,000)
Repayments of long-term FHLB advances	(807,099)	(904,577)
Proceeds from long-term FHLB advances	--	5,000,000
Cash dividends paid	(559,722)	(566,355)
Purchase of treasury stock	--	(473,044)
Net cash from financing activities	(2,286,550)	(1,901,688)

Net change in cash and cash equivalents	(790,488)	(149,512)
Cash and cash equivalents at beginning of period	7,182,198	4,714,929

Cash and cash equivalents at end of period	$6,391,710	$4,565,417

Supplemental disclosures of cash flow information
Cash paid during the period for
Interest	$2,179,871	$2,071,828
Income taxes	315,000	315,000
Noncash transactions
Transfer from loans to other real estate owned	$438,463	$--

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

These interim consolidated financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of the Corporation at December 31, 2007 and its results of operations and cash flows for the periods presented.  All such adjustments are normal and recurring in nature.  The accompanying consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not purport to contain all the necessary financial disclosures required by U.S. generally accepted accounting principles that might otherwise be necessary in the circumstances, and should be read in conjunction with the consolidated financial statements and notes thereto of the Corporation for the fiscal year ended June 30, 2007, included in the Corporation’s 2007 Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007.  Reference is made to the accounting policies of the Corporation described in the notes to consolidated financial statements contained in such report.  The Corporation has consistently followed these policies in preparing this Form 10-QSB.

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

In June 2006, the FASB issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109”, which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109, Accounting for Income Taxes.  FIN 48 prescribes a recognition and measurement threshold for a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 was effective July 1, 2007.  The impact of adopting FIN 48 was not material to the consolidated financial statements.

The Corporation and its subsidiary are subject to U.S. federal income tax.  The Corporation is no longer subject to examination by taxing authorities for fiscal years prior to June 30, 2003.  The Corporation does not expect the total amount of unrecognized tax benefit to significantly increase in the next twelve months.

The Corporation recognizes interest related to income tax matters as interest expense and penalties related in income tax matters as other expense.  The Corporation did not have any amounts accrued for interest and penalties at either July 1, 2007 or December 31, 2007.

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

9.

Index

PEOPLES-SIDNEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – SECURITIES AVAILABLE FOR SALE

Securities available for sale were as follows.

		Gross	Gross
	Fair	Unrealized	Unrealized
	Value	Gains	Losses
December 31, 2007
U.S. Government agencies	$3,001,570	$2,923	$--

June 30, 2007
U.S. Government agencies	$4,847,820	$--	$(150,534)

Contractual maturities of securities available for sale at December 31, 2007 were as follows.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Fair
Value

Due in less than one year	$--
Due after one year through five years	1,002,810
Due after five years through ten years	1,998,760

$3,001,570

A security pledged to secure public deposits and repurchase agreements had a carrying amount of $1,999,000 at December 31, 2007 and $1,863,000 at June 30, 2007.  There were no sales of securities available for sale during the six months ended December 31, 2007 or 2006.

No securities at December 31, 2007 were in an unrealized loss position.  Securities with unrealized losses at June 30, 2007, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows.

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

10.

Index

PEOPLES-SIDNEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 - LOANS

Loans were as follows.

	December 31,	June 30,
	2007	2007
Mortgage loans:
1-4 family residential	$84,801,353	$86,555,451
Multi-family residential	4,454,562	4,232,326
Commercial real estate	14,692,397	13,893,048
Real estate construction and
development	1,295,908	1,522,448
Land	2,935,346	2,891,359
Total mortgage loans	108,179,566	109,094,632
Consumer loans	5,038,812	5,357,102
Commercial loans	8,914,435	8,049,139
Total loans	122,132,813	122,500,873
Less:
Allowance for loan losses	(737,900)	(664,800)
Deferred loan fees	(327,941)	(348,998)

	$121,066,972	$121,487,075

At December 31, 2007 and June 30, 2007, there were no loans held for sale.  Mortgage loans serviced for others are not reported as assets.  The principal balance of these loans was $504,402 at December 31, 2007 and $159,819 at June 30, 2007.  Servicing rights associated with the serviced loans totaled $6,905 at December 31, 2007 and $2,145 at June 30, 2007.

Activity in the allowance for loan losses is summarized as follows.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006

Balance at beginning of period	$749,000	$840,000	$664,800	$893,600
Provision for losses	(2,220)	(21,145)	83,269	(69,097)
Charge-offs	(12,982)	(123,711)	(15,809)	(129,711)
Recoveries	4,102	856	5,640	1,208

Balance at end of period	$737,900	$696,000	$737,900	$696,000

(Continued)

11.

Index

PEOPLES-SIDNEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

Impaired loans were as follows.
	December 31,	June 30,
	2007	2007

Period-end impaired loans with no allowance for loan losses allocated	$--	$--
Period-end impaired loans with allowance for loan losses allocated	293,000	246,000
Amount of the allowance allocated to impaired loans	165,000	35,000

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006

Average of impaired loans during the period	$312,000	$33,000	$391,000	$100,000
Interest income recognized during the period	2,313	171	15,320	1,870
Cash-basis interest income recognized	2,313	171	15,320	1,870

Nonperforming loans were as follows.

	December 31,	June 30,
	2007	2007

Loans past due over 90 days still on accrual	$244,000	$69,000
Nonaccrual loans	1,209,000	1,772,000

Nonperforming loans include smaller balance homogeneous loans, such as residential mortgage and consumer loans that are collectively evaluated for impairment and individually classified impaired loans.

(Continued)

12.

Index

PEOPLES-SIDNEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 - BORROWED FUNDS

At December 31, 2007 and June 30, 2007, the Association had a cash management line of credit enabling it to borrow up to $8,000,000 from the Federal Home Loan Bank of Cincinnati (“FHLB”).  The Association has the option of selecting a variable rate of interest for up to 90 days or a fixed rate for a maximum of 30 days on the cash management advances.  The line of credit must be renewed on an annual basis.  There were no outstanding borrowings on this line of credit at December 31, 2007 and June 30, 2007.

As a member of the FHLB system, the Association has the ability to obtain borrowings up to a maximum total of $58.2 million including the cash management line of credit as of December 31, 2007.  Advances from the Federal Home Loan Bank were as follows.

	December 31,	June 30,
	2007	2007

4.88% FHLB fixed-rate advance, due January 25, 2008	$2,000,000	$2,000,000
6.13% FHLB fixed-rate advance, due June 25, 2008	7,000,000	7,000,000
5.16% FHLB fixed-rate advance, due March 13, 2009	3,000,000	3,000,000
6.00% FHLB convertible advance, fixed-rate until
March 2008, due June 11, 2009	5,000,000	5,000,000
4.42% FHLB fixed-rate advance, due July 9, 2010	2,000,000	2,000,000
6.27% FHLB convertible advance, fixed-rate until
March 2008, due September 8, 2010	5,000,000	5,000,000
5.12% FHLB fixed-rate advance, due October 31, 2011	5,000,000	5,000,000
5.30% select pay mortgage-matched advance, final
maturity May 1, 2011	427,788	484,157
5.35% select pay mortgage-matched advance, final
maturity July 1, 2011	894,745	1,118,371
3.92% select pay mortgage-matched advance, final
maturity November 1, 2012	418,206	480,421
3.55% select pay mortgage-matched advance, final
maturity March 1, 2013	568,953	617,819
4.10% select pay mortgage-matched advance, final
maturity March 1, 2015	489,243	517,930
4.09% select pay mortgage-matched advance, final
maturity November 1, 2017	429,292	496,302
3.31% select pay mortgage-matched advance, final
maturity April 1, 2019	490,838	508,543
4.72% select pay mortgage-matched advance, final
maturity November 1, 2022	1,920,140	2,067,366
4.38% select pay mortgage-matched advance, final
maturity December 1, 2022	638,490	687,777
3.92% select pay mortgage-matched advance, final
maturity December 1, 2022	483,007	549,696
3.64% select pay mortgage-matched advance, final
maturity March 1, 2023	1,621,229	1,660,648

	$37,381,931	$38,189,030

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

Maturities of FHLB advances for the next five years and thereafter were as follows.

Year ended December 31,
2008	$10,516,733
2009	9,338,541
2010	8,185,537
2011	5,924,845
2012	691,512
Thereafter	2,724,763

$37,381,931

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

The contractual amount of financial instruments with off-balance-sheet risk was as follows.

	December 31,	June 30,
	2007	2007

1-4 family residential real estate – fixed rate	$469,000	$219,000
1-4 family residential real estate – variable rate	130,000	366,000
Commercial real estate – fixed rate	--	232,000
Commercial lines of credit – variable rate	5,128,000	5,324,000
Home equity lines of credit – variable rate	918,000	974,000

The interest rate on fixed-rate commitments were 6.75% to 7.25% at December 31, 2007 and 7.25% to 8.13% at June 30, 2007.  Commitments to make loans are generally made for a period of 30 days or less.  The maximum maturity for fixed-rate commitments range from 10 years to 20 years.

At December 31, 2007 and June 30, 2007, the Corporation was required to have $230,000 and $295,000 on deposit with its correspondent banks as a compensating clearing requirement.

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

The Association entered into a five-year lease for a branch in the Super Wal-Mart in Sidney that commenced in June 2001.  The lease term was renewed in June 2006 for five years at $39,750 annually.  The lease has another five-year renewal option at $49,688 annually.

NOTE 6 – EARNINGS PER SHARE

The factors used in the earnings per share computation follow.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Basic Earnings Per Common Share

Net income	$220,917	$279,992	$431,538	$569,479

Weighted average common shares
outstanding	1,361,048	1,370,690	1,361,048	1,378,663
Less: Average unallocated ESOP shares	(24,615)	(35,015)	(25,870)	(36,342)
Weighted average common shares
outstanding for basic earnings
per common share	1,336,433	1,335,675	1,335,178	1,342,321

Basic earnings per common share	$0.17	$0.21	$0.32	$0.42

Diluted Earnings Per Common Share

Net income	$220,917	$279,992	$431,538	$569,479

Weighted average common shares
outstanding for basic earnings
per common share	1,336,433	1,335,675	1,335,178	1,342,321
Add: Dilutive effects of assumed
exercises of stock options	--	--	--	--
Weighted average common shares
and dilutive potential common
shares outstanding	1,336,433	1,335,675	1,335,178	1,342,321

Diluted earnings per common share	$0.17	$0.21	$0.32	$0.42
Average stock options not considered in calculation
because they were not dilutive	119,972	128,898	119,972	128,898

15.

Index

PEOPLES-SIDNEY FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Unaudited)

Item 2.  Management’s Discussion and Analysis

Introduction

In the following pages, management presents an analysis of the consolidated financial condition of the Corporation as of December 31, 2007, compared to June 30, 2007, and results of operations for the three and six months ended December 31, 2007, compared with the same periods in 2006.  This discussion is designed to provide a more comprehensive review of operating results and financial position than could be obtained from an examination of the consolidated financial statements alone.  This analysis should be read in conjunction with the interim consolidated financial statements and related footnotes included herein.

Overview and Outlook

The current local housing market and the economy in general remain depressed.  Houses are taking longer periods to sell.  Our county unemployment rate, however, remains stable at 5.2%.  Even with the recent interest rate cuts, however, we are seeing limited housing activity in all price ranges.  Foreclosures have declined, however, many foreclosed properties remain vacant and are listed for sale.  Typically, purchasers of properties have very little cash to use for major purchases and disposable income continues to narrow as everyday consumer costs continue to increase.

Lower interest rates also compound the problem of attracting retail deposits.  We continue to compare wholesale advance rates verses retail deposit rates to attract funds at the lowest cost reasonably attainable.  We expect these trends to continue during the balance of 2008.

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

Financial Condition

Total assets at December 31, 2007 were $136.5 million compared to $138.3 million at June 30, 2007, a decrease of $1.8 million.  The decrease in total assets was primarily due to a decrease in securities available for sale and cash and cash equivalents of $1.8 million and $0.8 million respectively partially offset by an increase of $1.0 million in time deposits.  Loans also decreased $0.4 million.

Cash and cash equivalents decreased $0.8 million from $7.2 million at June 30, 2007 to $6.4 million at December 31, 2007.  The decrease was primarily attributed to a decrease of $0.6 million in interest-bearing deposits that we hold in other financial institutions coupled with a decrease of $0.2 million in overnight deposits.  The decrease in

(Continued)

16.

Index

PEOPLES-SIDNEY FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Unaudited)

cash and equivalents resulted from a decrease in deposits and borrowed funds.The securities portfolio, which is classified as available for sale, decreased $1.8 million from $4.8 million at June 30, 2007 to $3.0 million at December 31, 2007.  The decrease was due to calls by the issuers of $2.0 million in securities, in accordance with their terms, partially offset by an increase in the fair value of the remaining securities during the reporting period.  See Note 2 of Notes to Consolidated Financial Statements.

Time deposits increased $1.0 million resulting from the partial reinvestment of the proceeds from the security calls during the period.

Total loans decreased $0.4 million from $121.5 million at June 30, 2007 to $121.1 million at December 31, 2007.  The most significant changes occurred in one- to four-family residential loans, which decreased $1.8 million partially offset by an increase of $0.8 million in commercial real estate loans.  Non-mortgage commercial loans also increased $0.9 million partially offset by a $0.3 million decrease in consumer loans.  The remaining loan categories had nominal changes that combined for a net increase of $40,000.  The decrease in the loan portfolio resulted primarily from the general slow down in the residential housing market.  The increase in commercial lending resulted primarily from increased activity in agricultural farm loans and commercial business loans.  See Note 3 of Notes to Consolidated Financial Statements.

Premises and equipment decreased $28,000 from $1,864,000 at June 30, 2007 to $1,836,000 at December 31, 2007.  This decrease resulted from normal depreciation of existing assets partially offset by equipment purchases and routine improvements to the office building.

Other real estate owned increased $295,000 to $438,000 at December 31, 2007 as a result of the addition of two one- to four-family residential properties acquired through deed-in-lieu of foreclosure since June 30, 2007.  At the time these properties were placed in real estate owned management obtained new appraisals to accurately reflect their fair market value less estimated selling costs.  Offsetting this increase was the sale of a one-to four-family residential property that was purchased at sheriff’s sale during fiscal 2007.  The sale resulted in a gain of $4,600.

Total deposits decreased $0.9 million from $82.5 million at June 30, 2007 to $81.6 million at December 31, 2007.  The most significant changes occurred in certificate accounts, which increased $1.6 million.  However, money market and savings accounts decreased $1.1 million and $0.8 million, respectively and NOW checking accounts also decreased $0.7 million.  The only other increase in deposits occurred in commercial checking accounts, which increased $156,000.  Local competition, the attractiveness of the stock market compared to market interest rates and economic demands continue to limit the availability of deposit funds.

Borrowed funds decreased $0.8 million from $38.2 million at June 30, 2007 to $37.4 million at December 31, 2007.  This decrease was the result the scheduled repayments of mortgage-matched advances.  Borrowed funds represent a significant portion of our liabilities, and we expect this mix of deposits and borrowed funds will continue for the foreseeable future.  See Note 5 of Notes to Consolidated Financial Statements.

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

Three Months Ended December 31, 2007 Compared to the Three Months Ended December 31, 2006

Net Income.  The Corporation earned net income of $221,000 for the three months ended December 31, 2007 compared to $280,000 for the three months ended December 31, 2006.  The most significant changes occurred in noninterest expenses, which increased $57,000 coupled with a decrease of $28,000 in net interest income after provision for loan losses.  These decreases to net income were partially offset by a decrease of $32,000 in income tax expense.  Various components of our income statement are discussed as follows.

Net Interest Income.  Net interest income totaled $1,176,000 for the three months ended December 31, 2007 compared to $1,186,000 for the three months ended December 31, 2006, representing a decrease of $10,000.  The decrease was the result of a decrease in the total of average net earning assets during the current period.  This resulted in a greater increase in interest expense as compared to the increase in interest income.

Interest and fees on loans increased $12,000 from $2,138,000 for the three months ended December 31, 2006 to $2,150,000 for the three months ended December 31, 2007.  The increase in interest income was due primarily to an increase in the average yield earned partially offset by a lower average balance of loans.  The average balance of loans decreased to $121.1 million with an average yield of 7.10% for the three months ended December 31, 2007 compared to an average balance of $124.0 million with an average yield of 6.90% for the same three month period last year.

Interest on securities decreased $2,000 due to a decrease in the average balance partially offset by an increase in the average yield earned during the current period.  Interest on demand, time and overnight deposits increased $15,000 to $46,000 for the three months ended December 31, 2007 as compared to $31,000 for the same period last year.  The increase in interest earned on deposits with other financial institutions was the result of an increase in the average balance partially offset by a lower average yield earned on such deposits.

Dividends on FHLB stock increased $5,000 over the comparable period due to an increase in the dividend rate paid by the FHLB coupled with a higher average balance.

Interest paid on deposits increased $80,000 from $518,000 for the three months ended December 31, 2006 to $598,000 for the three months ended December 31, 2007.  The increase resulted from an increase in the average interest rate paid on deposits coupled with an increase in the average balance of deposits.  The average balance of deposits for the three months ended December 31, 2007 was $80.7 million at an average cost of 2.94% compared to an average balance of $78.9 million at an average cost of 2.60% for the three months ended December 31, 2006.

(Continued)

18.

Index

PEOPLES-SIDNEY FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Unaudited)

Interest paid on borrowed funds totaled $505,000 for the three months ended December 31, 2007 compared to $545,000 for the three months ended December 31, 2006.  The decrease of $40,000 in interest expense on borrowed funds resulted from a decrease in the average balance of borrowed funds partially offset by an increase in the average rate.  The average balance of borrowed funds for the three months ended December 31, 2007 was $37.6 million at an average cost of 5.33% compared to an average balance of $40.7 million at an average cost of 5.31% for the three months ended December 31, 2006.

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

The provision for loan losses increased $19,000 from a negative provision of $21,000 for the three months ended December 31, 2006 to a negative provision of $2,000 for the three months ended December 31, 2007.  The negative provision for loan losses of $2,000 during the current three-month period is due to a decrease in classified and nonperforming loans.  Classified and nonperforming loans were $1.5 million and $1.9 million respectively at September 30, 2007 and decreased to $1.2 million in classified loans and $1.5 million in nonperforming loans at December 31, 2007.  Other than the addition of one loan to real estate owned acquired through deed in lieu of foreclosure the decreases in classified and nonperforming loans occurred as a result of several loans moving from delinquent to performing status.  The negative provision of $22,000 for the three-month period a year ago was also partially the result of a decrease in the balance of classified loans coupled with a decrease in impaired loans at December 31, 2006 as compared to September 30, 2006.  Impaired loans were $33,000 at December 31, 2006 compared to $161,000 at September 30, 2006.  The decrease in impaired loans resulted primarily from the charge off of a $122,000 commercial loan during the period.  This probable loss had already been included in the allowance for loan losses at 100% of its outstanding balance during prior periods and therefore the charge off had no affect on the provision for loan losses during the December 2006 quarter.

The level of nonperforming loans at December 31, 2007 was $1,453,000 compared to $1,944,000 at December 31, 2006.  The allowance for loan losses totaled $737,900, or 0.61% of gross loans receivable net of deferred loan origination fees and 50.8% of total nonperforming loans at December 31, 2007.  This compares to $696,000, or 0.56% of gross loans receivable, net of deferred loan origination fees and 35.8% of total nonperforming loans at December 31, 2006.  Overall, the Corporation’s charge-off history remains modest and is the product of a variety of factors, including the Corporation’s underwriting guidelines, which generally require a loan-to-value or projected completed value ratio of 90% or less for purchase or construction of one- to four-family residential properties and 75% for commercial real estate and land loans, established income information and defined ratios of debt to income.

Noninterest income.  Noninterest income, which includes service fees, other miscellaneous income, the net gain or loss on the sale of real estate owned and mortgage banking income, decreased $6,000 from $33,000 for the three months ended December 31, 2006 to $27,000 for the three months ended December 31, 2007.  This is primarily due to a decrease in fee income on NOW accounts resulting from a decrease in the average balance as compared to last year.

(Continued)

19.

Index

PEOPLES-SIDNEY FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Unaudited)

Noninterest expense.  Noninterest expense totaled $862,000 for the three months ended December 31, 2007 compared to $805,000 for the three months ended December 31, 2006, an increase of $57,000.  The most significant changes occurred in computer processing expense, which increased $19,000 and professional services, which increased $18,000.  The increase in computer processing expense resulted from the preparation cost associated with the addition of internet banking.  The increase in professional services is related to compliance issues resulting from new government regulations and requirements.

Income Tax Expense.  Income tax expense totaled $123,000 for the three-month period ended December 31, 2007 and $155,000 for the three-month period ended December 31, 2006.  The decrease in income tax is reflective of a decrease in income before income taxes for the current period.  The effective tax rate was 35.8% and 35.6% for the three months ended December 31, 2007 and 2006.

Six Months Ended December 31, 2007 Compared to the Six Months Ended December 31, 2006

Net Income.  The Corporation earned net income of $432,000 for the six months ended December 31, 2007 compared to $569,000 for the six months ended December 31, 2006, representing a decrease of $137,000. The most significant factor contributing to the decrease in net income for the current six-month period was an increase in provision for loan losses, which was partially offset by a decrease in income tax expense.

Net Interest Income.  Net interest income totaled $2,354,000 for the six months ended December 31, 2007 compared to $2,370,000 for the six months ended December 31, 2006, a decrease of $16,000.  The decrease was the result of a decline in the total of average net earning assets.  This equates to a smaller increase in interest income on loans and other sources of interest income compared to the increase in expense on deposits and borrowed money.

Interest and fees on loans increased $46,000, or 1.1% from $4,238,000 for the six months ended December 31, 2006 to $4,284,000 for the six months ended December 31, 2007.  The increase in interest income was due primarily to a higher average yield earned on loans due to the increasing interest rate environment offset by a decrease in the average balance.  The average balance of loans decreased to $121.1 million with an average yield of 7.08% for the six months ended December 31, 2007 compared to an average balance of $124.0 million with an average yield of 6.84% for the same six month period last year.

Interest on securities decreased $1,000 from $109,000 for the six months ended December 31, 2006 to $108,000 for the six months ended December 31, 2007.  The decrease resulted from a decrease in the average interest rate during the current period as compared to last year.

Interest on demand, time and overnight deposits increased $40,000 from $59,000 for the six months ended December 31, 2006 to $99,000 for the six months ended December 31, 2007.  The increase resulted from an increase in the average balance of these deposits coupled with an increase in the average rate.

Dividends on FHLB stock increased $9,000 as compared to the same period a year ago due to an increase in the dividend rate paid by the FHLB coupled with a higher average balance.

Interest paid on deposits increased $174,000, or 17.1% from $1,013,000 for the six months ended December 31, 2006 to $1,187,000 for the six months ended December 31, 2007.  The increase resulted from a higher average interest rate coupled with a higher average balance of deposits. The average balance of deposits for the six months ended December 31, 2007 was $80.5 million at an average cost of 2.92% compared to an average balance of $79.4 million at an average cost of 2.53% for the six months ended December 31, 2006.

(Continued)

20.

Index

PEOPLES-SIDNEY FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Unaudited)

Interest paid on borrowed funds totaled $1,013,000 for the six months ended December 31, 2007 compared to $1,076,000 for the six months ended December 31, 2006.  The decrease of $63,000 in interest expense on borrowed funds resulted from a decrease in the average balance of borrowed funds offset slightly by an increase in the average cost of these borrowings for the current period.  The average balance of borrowings for the six months ended December 31, 2007 was $37.8 million at an average cost of 5.32% compared to an average balance of $40.2 million at an average cost of 5.31% for the six months ended December 31, 2006.

Provision for Loan Losses.  The provision for loan losses for the six months ended December 31, 2007 totaled $83,000 compared to a negative $69,000 for the six months ended December 31, 2006.  The increase of $152,000 in the provision for losses was due primarily to an increase in the allowance allocation for probable losses on impaired loans during the current six-month period.  Impaired loans increased to $293,000 at December 31, 2007 from $246,000 at June 30, 2007.  The resulting provision for loan losses on impaired loans increased $130,000 for the six months ended December 31, 2007.  This increase to provision for loan losses was partially offset by a decrease in total classified loans coupled with an overall decrease in the loan portfolio balance since June 30, 2007.  Classified loans totaled $1.8 million at June 30, 2007 compared to $1.2 million at December 31, 2007.  The negative provision of $69,000 that occurred during the six months ended December 31, 2006 was primarily the result of the positive resolution of a commercial loan that had a specific loss allocation of $80,000 at June 30, 2006.  Additionally, the Corporation had a decline in the loan portfolio balance during the six-month period a year ago.

Noninterest income.  Noninterest income includes service fees, other miscellaneous income, the gain or loss realized on the sale of real estate owed and mortgage banking income increased $4,000 from $65,000 for the six months ended December 31, 2006 to $69,000 for the six months ended December 31, 2007.  This is primarily due to a $5,000 increase in the gain on the sale of REO during the current six-month period.  An increase of $10,000 in mortgage banking income was offset by a $10,000 decrease in service fees for the comparable period.

Noninterest expense. Noninterest expense totaled $1,667,000 for the six months ended December 31, 2007 compared to $1,622,000 for the six months ended December 31, 2006, an increase of $45,000.  Professional fees increased $17,000 resulting from expenses incurred relating to new government regulations.  Occupancy and equipment expense increased $15,000, other expenses increased $12,000 and computer processing increased $9,000.  Other than the increase in computer processing expense relating to the preparation costs associated with the addition of internet banking there were no other individual significant items that contributed to the increases in occupancy and equipment and other expenses.  State franchise tax decreased $6,000 resulting from the tax savings associated with the payment of dividends by the Association to the Corporation.

Income Tax Expense.  Income tax expense totaled $241,000 for the six months ended December 31, 2007 compared to $312,000 for the six months ended December 31, 2006, representing a decrease of $71,000.  The decrease in income tax expense is reflective of a decrease in income before tax.  The effective tax rate was 35.8% and 35.4% for the six months ended December 31, 2007 and 2006.

(Continued)

21.

Index

PEOPLES-SIDNEY FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Unaudited)

Liquidity and Capital Resources

The Corporation’s liquidity, primarily represented by cash and cash equivalents, is a result of operating, investing and financing activities.  These activities are summarized below for the six months ended December 31, 2007 and 2006.

	Six Months Ended
	December 31,
	2007	2006
	(Dollars in thousands)

Net income	$432	$569
Adjustments to reconcile net income to net cash from
operating activities	53	105
Net cash from operating activities	485	674
Net cash from investing activities	1,011	1,078
Net cash from financing activities	(2,286)	(1,902)
Net change in cash and cash equivalents	(790)	(150)
Cash and cash equivalents at beginning of period	7,182	4,715

Cash and cash equivalents at end of period	$6,392	$4,565

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

The Corporation also has the ability to borrow from the FHLB up to a maximum total of $58.2 million including the cash management line of credit.  See Note 4 of the Notes to Consolidated Financial Statements for a detail of the Corporation’s borrowings from the FHLB at December 31, 2007.

At December 31, 2007, the Corporation had commitments to originate fixed-rate loans totaling $469,000 and variable-rate loans totaling $130,000.  Loan commitments are generally extended for 30 days.  See Note 5 of the Notes to Consolidated Financial Statements for a detail of the Corporation’s loan commitments at December 31, 2007.  The Office of Thrift Supervision regulations require the Corporation’s insured subsidiary to maintain a safe and sound level of liquid assets.  The Corporation considers its liquidity sufficient to meet its outstanding short and long-term needs.

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

At December 31, 2007 and June 30, 2007, management believes the Association complies with all regulatory capital requirements, and is considered well-capitalized under the Federal Deposit Insurance Act.  To the best of management’s knowledge, no conditions or events have occurred subsequent to the last notification by regulators that management believes would have changed the Association’s category.

At December 31, 2007 and June 30, 2007, the Association’s actual capital levels, minimum required levels and levels to be considered “well-capitalized” were as follows.

					To Be
					Well-Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
December 31, 2007
Total capital to risk-
weighted assets	$14,706	16.9%	$6,964	8.0%	$8,705	10.0%
Tier 1 (core) capital to
risk-weighted assets	14,105	16.2	3,482	4.0	5,223	6.0
Tier 1 (core) capital to
adjusted total assets	14,105	10.3	5,462	4.0	6,827	5.0
Tangible capital to
adjusted total assets	14,105	10.3	2,048	1.5	N/A

June 30, 2007
Total capital to risk-
weighted assets	$13,989	16.1%	$6,930	8.0%	$8,663	10.0%
Tier 1 (core) capital to
risk-weighted assets	13,572	15.7	3,465	4.0	5,198	6.0
Tier 1 (core) capital to
adjusted total assets	13,572	9.8	5,541	4.0	6,926	5.0
Tangible capital to
adjusted total assets	13,572	9.8	2,078	1.5	N/A

23.

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2007 our disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

On October 12, 2007 the Annual Meeting of Shareholders of the Corporation was held. The following members of the Board of Directors of the Corporation were elected by the votes set forth below for the terms expiring in 2010.

James W. Kerber	FOR: 1,078,205	WITHHELD:	35,821
Douglas Stewart	FOR: 1,077,530	WITHHELD:	36,496

The following members of the Board of Directors of the Corporation continued in office.

Term Expires
Richard T. Martin	2008
Harry N. Faulkner	2009
Jeffery S. Sargeant	2009

One other matter was submitted to the Shareholders, for which the following votes were cast:

Ratification of the selection of Crowe, Chizek and Company LLC as the auditors of the Corporation for the fiscal year ending June 30, 2008.

FOR: 1,106,719	AGAINST: 722	ABSTAIN: 6,585

Item 5.        Other Information
None.

Item 6.	Exhibits
(a) (1) Exhibit 11: Computation of Earnings per Share included in Note 6 to the consolidated financial statements.
(2) Exhibits 31.1 and 31.2: Section 302 Certifications
(3) Exhibit 32: Section 906 Certifications
All other Exhibits previously filed

25.

Index

PEOPLES-SIDNEY FINANCIAL CORPORATION
SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the small business issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	February 14, 2008	/s/ Douglas Stewart
Douglas Stewart
President and Chief Executive Officer

Date:	February 14, 2008	/s/ Debra Geuy
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