Form 10QSB
period 2008-03-31
PEOPLES SIDNEY FINANCIAL CORP
filed 2008-05-15
CIK 1031340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

As of May 12, 2008 the latest practicable date, 1,361,048 shares of the issuer’s common shares, $.01 par value, were issued and outstanding.

Transitional Small Business Disclosure Format (Check One):
Yes ☐	No ☒

1.

PEOPLES-SIDNEY FINANCIAL CORPORATION

2.

PEOPLES-SIDNEY FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2008 AND JUNE 30, 2007

Item 1.  Financial Statements
	March 31,	June 30,
	2008	2007
	(Unaudited)
ASSETS
Cash and due from financial institutions	$1,541,809	$1,065,054
Interest-bearing deposits in other financial institutions	4,610,133	4,117,144
Overnight deposits	2,200,000	2,000,000
Total cash and cash equivalents	8,351,942	7,182,198
Time deposits	1,000,000	--
Securities available for sale	2,056,260	4,847,820
Federal Home Loan Bank stock	1,844,500	1,820,800
Loans, net of allowance of $603,100 and $664,800	120,249,845	121,487,075
Accrued interest receivable	937,546	795,326
Premises and equipment, net	1,803,658	1,864,053
Other real estate owned and repossessions	438,463	143,482
Other assets	161,237	167,540

Total assets	$136,843,451	$138,308,294

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$82,327,778	$82,479,470
Borrowed funds	36,908,791	38,189,030
Accrued interest payable and other liabilities	591,913	704,238
Total liabilities	119,828,482	121,372,738

Common stock in ESOP subject to repurchase obligation	1,542,288	1,677,238

Preferred stock, $.01 par value, 500,000 shares authorized, none issued and outstanding	--	--
Common stock, $.01 par value, 3,500,000 shares authorized, 1,785,375 shares issued	16,569	16,569
Additional paid-in capital	9,306,291	9,169,858
Retained earnings	11,554,822	11,702,607
Treasury stock, 424,327 shares, at cost	(5,198,322)	(5,198,322)
Unearned employee stock ownership plan shares	(244,666)	(333,042)
Accumulated other comprehensive loss	37,987	(99,352)
Total shareholders’ equity	15,472,681	15,258,318

Total liabilities and shareholders’ equity	$136,843,451	$138,308,294

See accompanying notes to consolidated financial statements.

3.

PEOPLES-SIDNEY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
THREE AND NINE MONTHS ENDED MARCH 31, 2008 AND 2007
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007

Interest income
Loans, including fees	$2,133,826	$2,146,657	$6,417,947	$6,384,618
Securities	32,562	50,089	140,911	158,825
Demand, time and overnight deposits	42,382	37,938	141,377	96,959
Dividends on Federal Home Loan Bank stock	23,767	28,621	85,724	81,373
Total interest income	2,232,537	2,263,305	6,785,959	6,721,775

Interest expense
Deposits	592,206	545,128	1,778,726	1,558,338
Borrowed funds	488,080	510,693	1,501,412	1,586,333
Total interest expense	1,080,286	1,055,821	3,280,138	3,144,671

Net interest income	1,152,251	1,207,484	3,505,821	3,577,104

Provision for loan losses	10,501	210	93,770	(68,887)

Net interest income after provision for loan losses	1,141,750	1,207,274	3,412,051	3,645,991

Noninterest income
Service fees and other charges	26,882	29,360	81,902	94,292
Gain (loss) on sale of REO and repossessions	2,316	816	6,870	696
Mortgage banking income	45	2,346	9,677	2,346
Total noninterest income	29,243	32,522	98,449	97,334

Noninterest expense
Compensation and benefits	436,935	439,936	1,298,490	1,303,476
Director fees	24,300	24,300	72,900	72,900
Occupancy and equipment	98,345	103,529	289,899	280,825
Computer processing	98,172	89,473	290,519	272,160
Professional services	81,551	47,247	180,690	129,460
State franchise taxes	46,185	51,194	149,021	160,094
Other	83,079	86,874	254,417	245,388
Total noninterest expense	868,567	842,553	2,535,936	2,464,303

Income before income taxes	302,426	397,243	974,564	1,279,022

Income tax expense	108,800	142,000	349,400	454,300

Net income	$193,626	$255,243	$625,164	$824,722

Earnings per common share - basic	$0.14	$0.19	$0.47	$0.62

Earnings per common share - diluted	$0.14	$0.19	$0.47	$0.62

See accompanying notes to consolidated financial statements.

4.

PEOPLES-SIDNEY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE AND NINE MONTHS ENDED MARCH 31, 2008 AND 2007
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007

Net income	$193,626	$255,243	$625,164	$824,722

Other comprehensive income
Unrealized holding gains on available-for-sale securities	54,629	35,210	208,086	138,000
Tax effect	(18,573)	(11,972)	(70,747)	(46,920)
Other comprehensive income	36,056	23,238	137,339	91,080
Comprehensive income	$229,682	$278,481	$762,503	$915,802

See accompanying notes to consolidated financial statements.

5.

PEOPLES-SIDNEY FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ EQUITY
THREE AND NINE MONTHS ENDED MARCH 31, 2008 AND 2007
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007

Balance, beginning of period	$15,581,632	$15,261,059	$15,258,318	$15,499,512

Net income for period	193,626	255,243	625,164	824,722

Cash dividends, $.16 per share for the three months ended March 31, 2008and 2007, $.58 per share for the nine months ended March 31, 2008 and 2007	(213,227)	(211,528)	(772,949)	(777,883)

Purchase of 31,600 shares of treasury stock for the nine months ended March 31, 2007, at cost	--	--	--	(473,044)

Commitment to release 2,512 and 2,654 employee stock ownership plan shares for the three months ended March 31, 2008 and 2007, and 7,532 and 7,962 employee stock ownership plan shares for the nine month sended March 31, 2008 and 2007, at fair value	28,823	36,277	89,859	115,008

Change in fair value of common stock subject to repurchase obligation for the three and nine months ended March 31, 2008 and 2007	(154,229)	109,654	134,950	194,548

Change in fair value on securities available for sale, net of tax	36,056	23,238	137,339	91,080

Balance, end of period	$15,472,681	$15,473,943	$15,472,681	$15,473,943

See accompanying notes to consolidated financial statements.

6.

PEOPLES-SIDNEY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED MARCH 31, 2008 AND 2007
(Unaudited)

	Nine Months Ended March 31,
	2008	2007
Cash flows from operating activities
Net income	$625,164	$824,722
Adjustments to reconcile net income to net cash from operating activities
Depreciation	126,842	121,945
Provision for loan losses	93,770	(68,887)
Net accretion on securities	(354)	(270)
Proceeds from sale of loans in secondary market	351,993	82,356
Loans disbursed for sale in secondary market	(347,404)	(81,851)
Gain on sale of loans	(9,671)	(1,989)
Amortization of mortgage servicing rights	504	28
Gain on sale of REO and repossessions	(6,870)	(696)
FHLB stock dividends	(23,700)	(52,700)
Compensation expense for ESOP shares	89,859	115,008
Change in:
Accrued interest receivable and other assets	(131,339)	(17,257)
Accrued expense and other liabilities	(183,072)	(26,399)
Deferred loan fees	(31,007)	(21,321)
Net cash from operating activities	554,715	872,689

Cash flows from investing activities
Purchase of time deposit	(1,000,000)	--
Proceeds from maturities of available for sale securities	3,000,000	500,000
Net change in loans	647,804	1,364,542
Premises and equipment expenditures	(66,447)	(26,928)
Proceeds from sale REO and repossessions	238,552	109,117
Net cash from investing activities	2,819,909	1,946,731

Cash flows from financing activities
Net change in deposits	(151,692)	(119,594)
Net change in short-term FHLB advances	2,000,000	(3,500,000)
Repayments of long-term FHLB advances	(3,280,239)	(1,453,038)
Proceeds from long-term FHLB advances	--	5,000,000
Cash dividends paid	(772,949)	(777,883)
Purchase of treasury stock	--	(473,044)
Net cash from financing activities	(2,204,880)	(1,323,559)

Net change in cash and cash equivalents	1,169,744	1,495,861
Cash and cash equivalents at beginning of period	7,182,198	4,714,929

Cash and cash equivalents at end of period	$8,351,942	$6,210,790

Supplemental disclosures of cash flow information
Cash paid during the period for
Interest	$3,264,763	$3,125,613
Income taxes	355,000	395,000
Noncash transactions
Transfer from loans to other real estate owned	$526,663	$262,341

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

These interim consolidated financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of the Corporation at March 31, 2008 and its results of operations and cash flows for the periods presented.  All such adjustments are normal and recurring in nature.  The accompanying consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not purport to contain all the necessary financial disclosures required by U.S. generally accepted accounting principles that might otherwise be necessary in the circumstances, and should be read in conjunction with the consolidated financial statements and notes thereto of the Corporation for the fiscal year ended June 30, 2007, included in the Corporation’s 2007 Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007.  Reference is made to the accounting policies of the Corporation described in the notes to consolidated financial statements contained in such report.  The Corporation has consistently followed these policies in preparing this Form 10-QSB.

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

The Corporation recognizes interest related to income tax matters as interest expense and penalties related in income tax matters as other expense.  The Corporation did not have any amounts accrued for interest and penalties at either July 1, 2007 or March 31, 2008.

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

(Continued)

9.

PEOPLES-SIDNEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – SECURITIES AVAILABLE FOR SALE

Securities available for sale were as follows.

		Gross	Gross
	Fair	Unrealized	Unrealized
	Value	Gains	Losses
March 31, 2008
U.S. Government agencies	$2,056,260	$57,552	$--

June 30, 2007
U.S. Government agencies	$4,847,820	$--	$(150,534)

Contractual maturities of securities available for sale at March 31, 2008 were as follows.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Fair
Value

Due in less than one year	$--
Due after one year through five years	--
Due after five years through ten years	2,056,260

$2,056,260

A security pledged to secure public deposits and repurchase agreements had a carrying amount of $2,056,000 at March 31, 2008 and $1,863,000 at June 30, 2007.  There were no sales of securities available for sale during the nine months ended March 31, 2008 or 2007.

No securities at March 31, 2008 were in an unrealized loss position.  Securities with unrealized losses at June 30, 2007, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows.

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

(Continued)

10.

PEOPLES-SIDNEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 - LOANS

Loans were as follows.

	March 31,	June 30,
	2008	2007
Mortgage loans:
1-4 family residential	$84,645,904	$86,555,451
Multi-family residential	4,545,338	4,232,326
Commercial real estate	14,912,222	13,893,048
Real estate construction and development	497,701	1,522,448
Land	2,781,030	2,891,359
Total mortgage loans	107,382,195	109,094,632
Consumer loans	4,950,882	5,357,102
Commercial loans	8,837,859	8,049,139
Total loans	121,170,936	122,500,873
Less:
Allowance for loan losses	(603,100)	(664,800)
Deferred loan fees	(317,991)	(348,998)

	$120,249,845	$121,487,075

At March 31, 2008 and June 30, 2007, there were no loans held for sale.  Mortgage loans serviced for others are not reported as assets.  The principal balance of these loans was $502,465 at March 31, 2008 and $159,819 at June 30, 2007.  Servicing rights associated with the serviced loans totaled $6,723 at March 31, 2008 and $2,145 at June 30, 2007.

Activity in the allowance for loan losses is summarized as follows.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007

Balance at beginning of period	$737,900	$696,000	$664,800	$893,600
Provision for losses	10,501	210	93,770	(68,887)
Charge-offs	(153,638)	(70,596)	(169,447)	(200,307)
Recoveries	8,337	2,386	13,977	3,594

Balance at end of period	$603,100	$628,000	$603,100	$628,000

(Continued)

11.

PEOPLES-SIDNEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

Impaired loans were as follows.
	March 31,	June 30,
	2008	2007

Period-end impaired loans with no allowance for loan losses allocated	$--	$--
Period-end impaired loans with allowance for loan losses allocated	78,000	246,000
Amount of the allowance allocated to impaired loans	10,000	35,000

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007

Average of impaired loans during the period	$40,000	$70,000	$274,000	$90,000
Interest income recognized during the period	440	335	15,760	2,206
Cash-basis interest income recognized	440	335	15,760	2,206

Nonperforming loans were as follows.

	March 31,	June 30,
	2008	2007

Loans past due over 90 days still on accrual	$961,000	$69,000
Nonaccrual loans	877,000	1,772,000

Nonperforming loans include smaller balance homogeneous loans, such as residential mortgage and consumer loans that are collectively evaluated for impairment and individually classified impaired loans.

(Continued)

12.

PEOPLES-SIDNEY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 - BORROWED FUNDS

At March 31, 2008 and June 30, 2007, the Association had a cash management line of credit enabling it to borrow up to $8,000,000 from the Federal Home Loan Bank of Cincinnati (“FHLB”).  The Association has the option of selecting a variable rate of interest for up to 90 days or a fixed rate for a maximum of 30 days on the cash management advances.  The line of credit must be renewed on an annual basis.  There were no outstanding borrowings on this line of credit at June 30, 2007 and $2,000,000 outstanding at March 31, 2008.

As a member of the FHLB system, the Association has the ability to obtain borrowings up to a maximum total of $58.1 million including the cash management line of credit as of March 31, 2008.  Advances from the Federal Home Loan Bank were as follows.

	March 31,	June 30,
	2008	2007

Cash management advance, variable rate 2.40%	$2,000,000	$--
4.88% FHLB fixed-rate advance, due January 25, 2008	--	2,000,000
6.13% FHLB fixed-rate advance, due June 25, 2008	7,000,000	7,000,000
5.16% FHLB fixed-rate advance, due March 13, 2009	3,000,000	3,000,000
6.00% FHLB convertible advance, fixed-rate until March 2008, due June 11, 2009	5,000,000	5,000,000
4.42% FHLB fixed-rate advance, due July 9, 2010	2,000,000	2,000,000
6.27% FHLB convertible advance, fixed-rate until March 2008, due September 8, 2010	5,000,000	5,000,000
5.12% FHLB fixed-rate advance, due October 31, 2011	5,000,000	5,000,000
5.30% select pay mortgage-matched advance, final maturity May 1, 2011	399,040	484,157
5.35% select pay mortgage-matched advance, final maturity July 1, 2011	837,721	1,118,371
3.92% select pay mortgage-matched advance, final maturity November 1, 2012	398,827	480,421
3.55% select pay mortgage-matched advance, final maturity March 1, 2013	544,193	617,819
4.10% select pay mortgage-matched advance, final maturity March 1, 2015	379,742	517,930
4.09% select pay mortgage-matched advance, final maturity November 1, 2017	420,468	496,302
3.31% select pay mortgage-matched advance, final maturity April 1, 2019	481,876	508,543
4.72% select pay mortgage-matched advance, final maturity November 1, 2022	1,897,821	2,067,366
4.38% select pay mortgage-matched advance, final maturity December 1, 2022	630,918	687,777
3.92% select pay mortgage-matched advance, final maturity December 1, 2022	477,061	549,696
3.64% select pay mortgage-matched advance, final maturity March 1, 2023	1,441,124	1,660,648

	$36,908,791	$38,189,030

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

Maturities of FHLB advances for the next five years and thereafter were as follows.

Year ended March 31,
2009	$13,455,183
2010	6,288,063
2011	8,143,987
2012	5,820,892
2013	648,344
Thereafter	2,552,322

$36,908,791

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

The contractual amount of financial instruments with off-balance-sheet risk was as follows.

	March 31,	June 30,
	2008	2007

1-4 family residential real estate – fixed rate	$687,000	$219,000
1-4 family residential real estate – variable rate	375,000	366,000
Commercial real estate – fixed rate	51,000	232,000
Commercial real estate – variable rate	342,000	--
Commercial lines of credit – variable rate	3,828,000	5,324,000
Home equity lines of credit – variable rate	893,000	974,000

The interest rate on fixed-rate commitments were 5.88% to 7.00% at March 31, 2008 and 7.25% to 8.13% at June 30, 2007.  Commitments to make loans are generally made for a period of 30 days or less.  The maximum maturity for fixed-rate commitments range from 10 years to 20 years.

At March 31, 2008 and June 30, 2007, the Corporation was required to have $251,000 and $295,000 on deposit with its correspondent banks as a compensating clearing requirement.

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

NOTE 6 – EARNINGS PER SHARE

The factors used in the earnings per share computation follow.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Basic Earnings Per Common Share

Net income	$193,626	$255,243	$625,164	$824,722

Weighted average common shares outstanding	1,361,048	1,361,048	1,361,048	1,372,877
Less: Average unallocated ESOP shares	(22,104)	(32,361)	(24,614)	(35,015)
Weighted average common shares outstanding for basic earnings per common share	1,338,944	1,328,687	1,336,434	1,337,862

Basic earnings per common share	$0.14	$0.19	$0.47	$0.62

Diluted Earnings Per Common Share

Net income	$193,626	$255,243	$625,164	$824,722

Weighted average common shares outstanding for basic earnings per common share	1,338,944	1,328,687	1,336,434	1,337,862
Add: Dilutive effects of assumed exercises of stock options	--	--	--	--
Weighted average common shares and dilutive potential common shares outstanding	1,338,944	1,328,687	1,336,434	1,337,862

Diluted earnings per common share	$0.14	$0.19	$0.47	$0.62
Average stock options not considered in calculation because they were not dilutive	119,972	121,063	119,972	126,324

(Continued)

15.

PEOPLES-SIDNEY FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Unaudited)

Item 2.  Management’s Discussion and Analysis

Introduction

In the following pages, management presents an analysis of the consolidated financial condition of the Corporation as of March 31, 2008, compared to June 30, 2007, and results of operations for the three and nine months ended March 31, 2008, compared with the same periods in 2007.  This discussion is designed to provide a more comprehensive review of operating results and financial position than could be obtained from an examination of the consolidated financial statements alone.  This analysis should be read in conjunction with the interim consolidated financial statements and related footnotes included herein.

Overview and Outlook

The current local housing market and the economy in general remain depressed.  Houses are taking longer periods to sell.  Our county unemployment rate, however, remains stable at 5.2%.  Even with the recent interest rate cuts, we are seeing limited housing activity in all price ranges.  Foreclosures have declined, however, many foreclosed properties remain vacant and are listed for sale.  Typically, purchasers of properties have very little cash to use for major purchases and disposable income continues to narrow as everyday consumer costs continue to increase.

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

Financial Condition

Total assets at March 31, 2008 were $136.8 million compared to $138.3 million at June 30, 2007, a decrease of $1.5 million.  The decrease in total assets was primarily due to a decrease in loans of $1.2 million.  Securities available for sale also decreased $2.8 million partially offset by increases in cash and cash equivalents and time deposits of $1.2 million and $1.0 million respectively.

Cash and cash equivalents increased $1.2 million from $7.2 million at June 30, 2007 to $8.4 million at March 31, 2008.  The increase in cash and equivalents resulted from a decrease in securities. The securities portfolio, which is classified as available for sale, decreased $2.8 million from $4.8 million at June 30, 2007 to $2.0 million at March 31, 2008.  The decrease was due to calls by the issuers of $3.0 million in securities, in accordance with their terms,

(Continued)

16.

PEOPLES-SIDNEY FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Unaudited)

partially offset by an increase in the fair value of the remaining security during the reporting period.  See Note 2 of Notes to Consolidated Financial Statements.

Time deposits increased $1.0 million resulting from the partial reinvestment of the proceeds from the security calls during the period.

Total loans decreased $1.2 million from $121.5 million at June 30, 2007 to $120.3 million at March 31, 2008.  The most significant changes occurred in one- to four-family residential loans and real estate construction and development loans, which decreased $1.9 million and $1.0 million respectively, partially offset by an increase of $1.0 million in commercial real estate loans.  Non-mortgage loans provided a net increase of $0.4 million with an increase of $0.8 million in commercial non-mortgage loans partially offset by a $0.4 million decrease in consumer loans.  The remaining loan categories had nominal changes that combined for a net increase of $0.2 million.  The decrease in the loan portfolio resulted primarily from the general slow down in the residential housing market.  The increase in commercial lending resulted primarily from increased activity in agricultural farm loans and commercial business loans.  See Note 3 of Notes to Consolidated Financial Statements.

Premises and equipment decreased $60,000 from $1,864,000 at June 30, 2007 to $1,804,000 at March 31, 2008.  This decrease resulted from normal depreciation of existing assets partially offset by equipment purchases and routine improvements to the office building.

Other real estate owned increased $295,000 to $438,000 at March 31, 2008 as a result of the addition of four one- to four-family residential properties totaling $527,000 acquired through deed-in-lieu of foreclosure since June 30, 2007.  Three properties were sold during the nine months ended March 31, 2008 generating total proceeds of $239,000 and net gains of $6,900.

Total deposits decreased $0.2 million from $82.5 million at June 30, 2007 to $82.3 million at March 31, 2008.  The most significant changes occurred in certificate accounts, which increased $1.4 million.  However, money market and savings accounts decreased $0.6 million and $0.4 million, respectively and NOW and commercial checking accounts also decreased $0.3 million and $0.2 million respectively.  Local competition and economic demands continue to limit the availability of deposit funds.

Borrowed funds decreased $1.3 million from $38.2 million at June 30, 2007 to $36.9 million at March 31, 2008.  This decrease was the result of scheduled repayments of mortgage-matched advances and a maturity of a $2.0 million fixed-rate advance partially offset by a $2.0 net increase in cash management advances.  Borrowed funds represent a significant portion of our liabilities, and we expect this mix of deposits and borrowed funds will continue for the foreseeable future.  See Note 5 of Notes to Consolidated Financial Statements.

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

Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007

Net Income.  The Corporation earned net income of $194,000 for the three months ended March 31, 2008 compared to $255,000 for the three months ended March 31, 2007.  The most significant changes occurred in net interest income, which decreased $55,000 coupled with an increase of $26,000 in noninterest expense.  These decreases to net income were partially offset by a decrease of $33,000 in income tax expense.  Various components of our income statement are discussed as follows.

Net Interest Income.  Net interest income totaled $1,152,000 for the three months ended March 31, 2008 compared to $1,207,000 for the three months ended March 31, 2007, representing a decrease of $55,000.  The decrease was the result of a decrease in the total of average net earning assets coupled with a decrease in the net interest margin during the current period.  This resulted in a decrease in total interest income and an increase in total interest expense as compared to a year ago.

Interest and fees on loans decreased $13,000 from $2,147,000 for the three months ended March 31, 2007 to $2,134,000 for the three months ended March 31, 2008.  The decrease in interest income was due primarily to a decrease in the average balance of loans partially offset by a higher average yield earned.  The average balance of loans decreased to $120.8 million with an average yield of 7.07% for the three months ended March 31, 2008 compared to an average balance of $123.0 million with an average yield of 6.98% for the same three month period last year.

Interest on securities decreased $18,000 due to a decrease in the average balance partially offset by an increase in the average yield earned during the current period.  Interest on demand, time and overnight deposits increased $4,000 to $42,000 for the three months ended March 31, 2008 as compared to $38,000 for the same period last year.  The increase in interest earned on deposits with other financial institutions was the result of an increase in the average balance partially offset by a lower average yield earned on such deposits.

Dividends on FHLB stock decreased $5,000 over the comparable period due to an decrease in the dividend rate paid by the FHLB partially offset by a higher average balance.

Interest paid on deposits increased $47,000 from $545,000 for the three months ended March 31, 2007 to $592,000 for the three months ended March 31, 2008.  The increase resulted from an increase in the average interest rate paid on deposits coupled with an increase in the average balance of deposits.  The average balance of deposits for the three months ended March 31, 2008 was $80.8 million at an average cost of 2.95% compared to an average balance of $80.4 million at an average cost of 2.75% for the three months ended March 31, 2007.

(Continued)

18.

PEOPLES-SIDNEY FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Unaudited)

Interest paid on borrowed funds totaled $488,000 for the three months ended March 31, 2008 compared to $511,000 for the three months ended March 31, 2007.  The decrease of $23,000 in interest expense on borrowed funds resulted from a decrease in the average balance of borrowed funds partially coupled with a decrease in the average rate.  The average balance of borrowed funds for the three months ended March 31, 2008 was $37.1 million at an average cost of 5.28% compared to an average balance of $38.9 million at an average cost of 5.32% for the three months ended March 31, 2007.

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

The provision for loan losses increased $10,000 from a provision of $210 for the three months ended March 31, 2007 to a provision of $10,000 for the three months ended March 31, 2008.  The provision for loan losses of $10,000 during the current three-month period is due to an increase in nonperforming loans and related provisions on current impaired loans.  Nonperforming loans increased from $1.5 million at December 31, 2007 to $1.8 million at March 31, 2008. The Corporation realized charge offs of $154,000 in impaired loans during the current three-month period.  However, this probable loss had already been included in the allowance for loan losses at 100% of its outstanding balance during prior periods.  Therefore the charge off had no affect on the provision for loan losses during the March 2008 quarter.  Additional provisions of $8,000 were required for the remaining as well as newly identified impaired loans during the current period.  Impaired loans were $293,000 with $165,000 in related provisions at December 31, 2007 and $78,000 with $10,000 in related provisions at March 31, 2008.  During the prior year three-month period the Corporation experienced charges offs of $68,000 in commercial and consumer loans.  However, decreases in the total loan portfolio and decreases in total nonperforming and classified loans offset the additional provisions associated with these loans during the period.  Also, as a result of the charge offs the allowance allocated to impaired loans actually decreased $9,000.  Impaired loans were $28,000 with loan loss reserves of $12,000 at March 31, 2007 compared to impaired loans of $33,000 with loan loss reserves of $21,000 at December 31, 2006.

The allowance for loan losses totaled $603,000, or 0.50% of gross loans receivable net of deferred loan origination fees and 32.8% of total nonperforming loans at March 31, 2008.  This compares to $628,000, or 0.51% of gross loans receivable, net of deferred loan origination fees and 62.7% of total nonperforming loans at March 31, 2007.

Noninterest income.  Noninterest income, which includes service fees, other miscellaneous income, the net gain or loss on the sale of real estate owned and mortgage banking income, decreased $4,000 from $33,000 for the three months ended March 31, 2007 to $29,000 for the three months ended March 31, 2008.  This is primarily due to a decrease in fee income on NOW accounts resulting from a decrease in the average balance as compared to last year.

(Continued)

19.

PEOPLES-SIDNEY FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Unaudited)

Noninterest expense.  Noninterest expense totaled $869,000 for the three months ended March 31, 2008 compared to $843,000 for the three months ended March 31, 2007, an increase of $26,000.  The most significant changes occurred in professional services, which increased $34,000 and computer processing expense, which increased $9,000.  The increase in professional services is related to cost associated with the going private transaction which was announced in a press release dated April 14, 2008.  The increase in computer processing expense resulted from the processing cost associated with the addition of internet banking.  Other categories of noninterest expense combined for a decrease of $17,000.

Income Tax Expense.  Income tax expense totaled $109,000 for the three-month period ended March 31, 2008 and $142,000 for the three-month period ended March 31, 2007.  The decrease in income tax is reflective of a decrease in income before income taxes for the current period.  The effective tax rate was 36.0% and 35.7% for the three months ended March 31, 2008 and 2007.

Nine Months Ended March 31, 2008 Compared to the Nine Months Ended March 31, 2007

Net Income.  The Corporation earned net income of $625,000 for the nine months ended March 31, 2008 compared to $825,000 for the nine months ended March 31, 2007, representing a decrease of $200,000. The most significant factor contributing to the decrease in net income for the current nine-month period was an increase in provision for loan losses and a decrease in net interest income, which was partially offset by a decrease in income tax expense.

Net Interest Income.  Net interest income totaled $3,506,000 for the nine months ended March 31, 2008 compared to $3,577,000 for the nine months ended March 31, 2007, a decrease of $71,000.  The decrease was the result of a decline in the total of average net earning assets.  This equates to a smaller increase in interest income on loans and other sources of interest income compared to the increase in expense on deposits and borrowed money.

Interest and fees on loans increased $33,000, or 0.5% from $6,385,000 for the nine months ended March 31, 2007 to $6,418,000 for the nine months ended March 31, 2008.  The increase in interest income was due primarily to a higher average yield earned on loans due to the increasing interest rate environment during the majority of the current nine-month period offset by a decrease in the average balance.  The average balance of loans decreased to $121.0 million with an average yield of 7.07% for the nine months ended March 31, 2008 compared to an average balance of $123.6 million with an average yield of 6.88% for the same nine month period last year.

Interest on securities decreased $18,000 from $159,000 for the nine months ended March 31, 2007 to $141,000 for the nine months ended March 31, 2008.  The decrease resulted from a decrease in the average balance partially offset by an increase in the interest rate during the current period as compared to last year.

Interest on demand, time and overnight deposits increased $44,000 from $97,000 for the nine months ended March 31, 2007 to $141,000 for the nine months ended March 31, 2008.  The increase resulted from an increase in the average balance of these deposits partially offset by a decrease in the average rate.

Dividends on FHLB stock increased $4,000 as compared to the same period a year ago due to an increase in the dividend rate paid by the FHLB coupled with a higher average balance.

Interest paid on deposits increased $221,000, or 14.2% from $1,558,000 for the nine months ended March 31, 2007 to $1,779,000 for the nine months ended March 31, 2008.  The increase resulted from a higher average interest rate coupled with a higher average balance of deposits. The average balance of deposits for the nine months ended March 31, 2008 was $80.6 million at an average cost of 2.94% compared to an average balance of $79.7 million at an average cost of 2.60% for the nine months ended March 31, 2007.

(Continued)

20.

PEOPLES-SIDNEY FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Unaudited)

Interest paid on borrowed funds totaled $1,501,000 for the nine months ended March 31, 2008 compared to $1,586,000 for the nine months ended March 31, 2007.  The decrease of $85,000 in interest expense on borrowed funds resulted from a decrease in the average balance of borrowed funds.  The average balance of borrowings for the nine months ended March 31, 2008 was $37.6 million compared to an average balance of $39.7 million for the nine months ended March 31, 2007.  The average cost of these borrowings remained the same for both the current and prior period at 5.32%.

Provision for Loan Losses.  The provision for loan losses for the nine months ended March 31, 2008 totaled $94,000 compared to a negative provision of $69,000 for the nine months ended March 31, 2007.  The increase of $163,000 in the provision for losses was due primarily to an increase in the allowance allocation for probable losses on impaired loans during the current nine-month period.  Impaired loans increased during the current nine months to a high of $293,000 at December 31, 2007 from $246,000 at June 30, 2007 to an ending balance at March 31, 2008 of $78,000.  The resulting provision for loan losses on impaired loans increased $138,000 for the nine months ended March 31, 2008.  Also during this period the Corporation charged off $167,000 in impaired loans.  This increase to provision for loan losses was partially offset by a decrease in total classified loans coupled with an overall decrease in the loan portfolio balance since June 30, 2007.  Classified loans totaled $1.8 million at June 30, 2007 compared to $1.2 million at March 31, 2008.  The negative provision of $69,000 that occurred during the nine months ended March 31, 2008 was primarily the result of the positive resolution of a commercial loan that had a specific loss allocation of $80,000 at June 30, 2006.  Additionally, the Corporation had a decline in the loan portfolio balance during the nine-month period a year ago.

Noninterest income.  Noninterest income includes service fees, other miscellaneous income, the gain or loss realized on the sale of real estate owed and mortgage banking income increased $1,000 from $97,000 for the nine months ended March 31, 2007 to $98,000 for the nine months ended March 31, 2008.  This is primarily due to a $6,000 increase in the gain on the sale of REO during the current nine-month period.  A $12,000 decrease in service fees was offset by an increase of $7,000 in mortgage banking income for the comparable period.

Noninterest expense. Noninterest expense totaled $2,536,000 for the nine months ended March 31, 2008 compared to $2,464,000 for the nine months ended March 31, 2007, an increase of $72,000.  Professional fees increased $51,000 resulting from expenses incurred relating to the going private transaction.  Computer processing expense increased $18,000, occupancy and equipment expense increased $9,000, and other expenses increased $9,000.  Other than the increase in computer processing expense relating to the preparation costs associated with the addition of internet banking there were no other individual significant items that contributed to the increases in occupancy and equipment and other expenses.  State franchise tax decreased $11,000 resulting from the tax savings associated with the payment of dividends by the Association to the Corporation.

Income Tax Expense.  Income tax expense totaled $349,000 for the nine months ended March 31, 2008 compared to $454,000 for the nine months ended March 31, 2007, representing a decrease of $105,000.  The decrease in income tax expense is reflective of a decrease in income before tax.  The effective tax rate was 35.9% and 35.5% for the nine months ended March 31, 2008 and 2007.

(Continued)

21.

PEOPLES-SIDNEY FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Unaudited)

Liquidity and Capital Resources

The Corporation’s liquidity, primarily represented by cash and cash equivalents, is a result of operating, investing and financing activities.  These activities are summarized below for the nine months ended March 31, 2008 and 2007.

	Nine Months Ended
	March 31,
	2008	2007
	(Dollars in thousands)

Net income	$625	$825
Adjustments to reconcile net income to net cash from operating activities	(70)	48
Net cash from operating activities	555	873
Net cash from investing activities	2,820	1,947
Net cash from financing activities	(2,205)	(1,324)
Net change in cash and cash equivalents	1,170	1,496
Cash and cash equivalents at beginning of period	7,182	4,715

Cash and cash equivalents at end of period	$8,352	$6,211

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

The Corporation also has the ability to borrow from the FHLB up to a maximum total of $58.1 million including the cash management line of credit.  See Note 4 of the Notes to Consolidated Financial Statements for a detail of the Corporation’s borrowings from the FHLB at March 31, 2008.

At March 31, 2008, the Corporation had commitments to originate fixed-rate loans totaling $738,000 and variable-rate loans totaling $717,000.  Loan commitments are generally extended for 30 days.  See Note 5 of the Notes to Consolidated Financial Statements for a detail of the Corporation’s loan commitments at March 31, 2008.  The Office of Thrift Supervision regulations require the Corporation’s insured subsidiary to maintain a safe and sound level of liquid assets.  The Corporation considers its liquidity sufficient to meet its outstanding short and long-term needs.

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

At March 31, 2008 and June 30, 2007, management believes the Association complies with all regulatory capital requirements, and is considered well-capitalized under the Federal Deposit Insurance Act.  To the best of management’s knowledge, no conditions or events have occurred subsequent to the last notification by regulators that management believes would have changed the Association’s category.

At March 31, 2008 and June 30, 2007, the Association’s actual capital levels, minimum required levels and levels to be considered “well-capitalized” were as follows.

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
March 31, 2008
Total capital to risk-weighted assets	$14,941	17.2%	$6,965	8.0%	$8,706	10.0%
Tier 1 (core) capital to risk-weighted assets	14,348	16.5	3,482	4.0	5,223	6.0
Tier 1 (core) capital to adjusted total assets	14,348	10.5	5,471	4.0	6,839	5.0
Tangible capital to adjusted total assets	14,348	10.5	2,052	1.5	N/A

June 30, 2007
Total capital to risk-weighted assets	$13,989	16.1%	$6,930	8.0%	$8,663	10.0%
Tier 1 (core) capital to risk-weighted assets	13,572	15.7	3,465	4.0	5,198	6.0
Tier 1 (core) capital to adjusted total assets	13,572	9.8	5,541	4.0	6,926	5.0
Tangible capital to adjusted total assets	13,572	9.8	2,078	1.5	N/A

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2008 our disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Date:	May 15, 2008	/s/ Douglas Stewart
Douglas Stewart
President and Chief Executive Officer

Date:	May 15, 2008	/s/ Debra Geuy
Debra Geuy
Chief Financial Officer

26.

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